Form 10-Q
period 1997-06-30
GALILEO INTERNATIONAL INC
filed 1997-09-03
CIK 1039300

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 1997
                                   -------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from         to
                                  ---------  ----------

    Commission file number   1-13153
                          -----------------------------------------------------

                         Galileo International, Inc.
-------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


                   Delaware                             36-4156005
-------------------------------------------------------------------------------
         (State or Other Jurisdiction                 (I.R.S. Employer
       of Incorporation or Organization)             Identification No.)

         9700 West Higgins Road, Suite 400, Rosemont, Illinois 60018
-------------------------------------------------------------------------------
        (Address of Principal Executive Offices, Including Zip Code)

                               (847) 518-4000
-------------------------------------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

                                     N/A
-------------------------------------------------------------------------------
       (Former Name, Former Address and Former Fiscal Year, if Changed
                             Since Last Report)

Indicate by check mark whether the registrant: (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]    No [X]

At August 26, 1997, there were 104,799,700 shares of Common Stock, par value $.01 per share, of the Registrant outstanding.

                         GALILEO INTERNATIONAL, INC.

                         QUARTER ENDED JUNE 30, 1997

                                    INDEX

                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

     Item 1.      Financial Statements of Galileo International
                  Partnership

                  Condensed Consolidated Balance Sheets as of June 30,     3
                  1997 (unaudited) and December 31, 1996

                  Consolidated Statements of Income for the                4
                  quarter and six months ended June 30, 1997
                  and 1996 (unaudited)

                  Consolidated Statements of Cash Flows for the            5
                  six months ended June 30, 1997 and 1996 (unaudited)

                  Notes to Condensed Consolidated Financial Statements     6

     Item 2.      Management's Discussion and Analysis of                  7
                  Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 1.      Legal Proceedings                                       14

     Item 2.      Changes in Securities                                   14

     Item 4.      Submission of Matters to a Vote of Security Holders     14

     Item 5.      Other Information - Galileo International, Inc.         14
                  Pro Forma Condensed Combined Financial Information

                  Pro Forma Condensed Combined Balance Sheet              15
                  as of June 30, 1997

                  Pro Forma Condensed Combined Statements of              16
                  Income for the quarter and six months ended
                  June 30, 1997 and 1996

     Item 6.      Exhibits and Reports on Form 8-K                        17

SIGNATURES


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
    Following are financial statements of Galileo International Partnership. See "Part II - Other Information, Item 5. Other Information" for the pro forma financial statements of Galileo International, Inc.

                      GALILEO INTERNATIONAL PARTNERSHIP

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)


                                                     June 30,      December 31,
                                                       1997           1996
                                                       ----           ----
                                                   (Unaudited)

                     ASSETS
Current assets:
  Cash and cash equivalents                         $ 107,390       $  78,196
  Accounts receivable, net                            197,912         146,279
  Other current assets                                 18,060          16,324
                                                    ---------       ---------
Total current assets                                  323,362         240,799

Property and equipment, at cost:
  Land                                                  5,070           5,070
  Buildings and improvements                           67,548          63,710
  Equipment                                           241,703         235,983
                                                    ---------       ---------
                                                      314,321         304,763
  Less accumulated depreciation                       203,242         198,565
                                                    ---------       ---------
Net property and equipment                            111,079         106,198

Computer software, net                                237,948         248,021
Other noncurrent assets                                 4,557           4,880
                                                    ---------       ---------
                                                    $ 676,946       $ 599,898
                                                    =========       =========

          LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable                                  $  19,730       $  26,149
  Accrued commissions                                  80,467          58,586
  Other accrued liabilities                            60,746          52,491
  Income taxes payable                                  6,353           5,811
  Capital lease obligations, current portion            8,411           6,600
  Long-term debt, current portion                         -            50,000
                                                    ---------       ---------
Total current liabilities                             175,707         199,637

Pension and postretirement benefits                    22,378          19,012
Capital lease obligations, less current portion        31,849          34,539
Data center consolidation reserve, less
  current portion                                      19,373          21,335
Long-term debt, less current portion                   70,000          70,000
Partners' capital, including cumulative
  translation losses                                  357,639         255,375
                                                    ---------       ---------
                                                    $ 676,946       $ 599,898
                                                    =========       =========


   See accompanying notes to condensed consolidated financial statements.

                      GALILEO INTERNATIONAL PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED, IN THOUSANDS)


                                            Quarter              Six Months
                                         Ended June 30,        Ended June 30,
                                         --------------        --------------

                                        1997       1996       1997       1996
                                        ----       ----       ----       ----
Revenues:
  Electronic global distribution
    services                         $ 298,038  $ 268,457  $ 595,384  $ 537,593
  Information services                   9,162      9,511     19,462     19,552
                                     ---------  ---------  ---------  ---------
                                       307,200    277,968    614,846    557,145


Costs and expenses:
  Cost of operations                    57,438     60,498    118,703    123,375
  Commissions, selling and
    administrative                     196,196    167,548    376,266    331,826
                                     ---------  ---------  ---------  ---------
                                       253,634    228,046    494,969    455,201
                                     ---------  ---------  ---------  ---------

Operating income                        53,566     49,922    119,877    101,944
Other income (expense):
  Interest income (expense), net          (136)    (2,859)    (1,910)    (5,194)
  Other, net                               546        111      1,916        395
                                     ---------  ---------  ---------  ---------
                                           410     (2,748)         6     (4,799)
                                     ---------  ---------  ---------  ---------

Income before income taxes              53,976     47,174    119,883     97,145

Income taxes                               875        481      1,290        962
                                     ---------  ---------  ---------  ---------
Net income                           $  53,101  $  46,693  $ 118,593  $  96,183
                                     =========  =========  =========  =========


   See accompanying notes to condensed consolidated financial statements.

                      GALILEO INTERNATIONAL PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED, IN THOUSANDS)


                                                               Six Months
                                                              Ended June 30,
                                                              --------------

                                                             1997        1996
                                                             ----        ----
Operating activities:
  Net income                                             $  118,593   $  96,183
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            42,097      39,687
    Gain on disposal of property and equipment                  (45)       (240)
    Decrease in noncurrent assets                               302       1,561
    Increase in noncurrent liabilites                           739       3,841
    Changes in operating assets and liabilities:
      Increase in accounts receivable, net                  (51,833)    (49,921)
      (Increase) decrease in other current assets            (2,325)      1,286
      Increase in accounts payable and commissions           17,497       8,472
      Increase (decrease) in other accrued liabilities        9,068     (19,340)
      Increase in income taxes payable                          691         521
                                                         ----------   ---------
Net cash provided by operating activities                   134,784      82,050

Investing activities:
  Purchase of property and equipment                        (24,633)    (12,805)
  Purchase and capitalization of computer software          (14,645)    (16,159)
  Proceeds on disposal of property and equipment                 88         286
  Decrease in lease deposit                                      --      40,461
                                                         ----------   ---------
Net cash (used in) provided by investing activities         (39,190)     11,783

Financing activities:
  Distributions to partners                                 (16,383)    (13,989)
  Increase in (payment of) capital lease obligations             56      (3,946)
  Repayments under credit agreement                         (50,000)    (43,372)
                                                         ----------   ---------
Net cash used in financing activities                       (66,327)    (61,307)

Effect of exchange rate changes on cash                         (73)         36
                                                         ----------   ---------

Increase in cash and cash equivalents                        29,194      32,562
Cash and cash equivalents at beginning of period             78,196       8,367
                                                         ----------   ---------
Cash and cash equivalents at end of period               $  107,390   $  40,929
                                                         ==========   =========


   See accompanying notes to condensed consolidated financial statements.

                      GALILEO INTERNATIONAL PARTNERSHIP

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Galileo International Partnership have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

The results of operations for the quarter ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, included in the Registration Statement (No. 333-27495) on Form S-1 filed by Galileo International, Inc. with the Securities and Exchange Commission on May 20, 1997, as amended.

NOTE 2 - SUBSEQUENT EVENT

Effective July 30, 1997, Galileo International Partnership merged into a wholly owned limited liability company subsidiary of Galileo International, Inc. Unless otherwise indicated, references to the "Company" mean, at all times prior to the time of the merger, Galileo International Partnership and its consolidated subsidiaries and, at all times thereafter, Galileo International, Inc. and its consolidated subsidiaries. In connection with the merger, the Company (i) effected an initial public offering (the "Offering") of its common stock at an initial public offering price of $24.50 per share resulting in net proceeds to the Company, after exercise of the underwriters' over-allotment option, of $390.0 million after deducting underwriting discounts and commissions; (ii) incurred $328.7 million of indebtedness under the 364-Day Credit Agreement and the Five-Year Credit Agreement (collectively, the "Credit Agreements"); (iii) acquired Apollo Travel Services Partnership ("ATS") at a purchase price of $700.0 million and Traviswiss AG ("Traviswiss") at a purchase price of $8.5 million; and (iv) terminated certain revenue sharing obligations in exchange for the agreement to pay SAirGroup $22.4 million in four annual installments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
GALILEO INTERNATIONAL PARTNERSHIP

SUMMARY

Prior to the consummation of the Offering, the Company conducted its business through Galileo International Partnership. Immediately prior to the consummation of the Offering, Galileo International Partnership was merged into a wholly owned limited liability company subsidiary of Galileo International, Inc. As a result of this merger, (i) the Company became subject to U.S. federal and state income taxes that were previously borne by the partners of Galileo International Partnership and (ii) the Company incurred a nonrecurring charge to income tax expense to reflect the establishment of deferred tax assets and liabilities arising at the time of the merger. Upon the merger, the airline stockolders' partnership interests were replaced with common stock of the Company in the same proportion as that of their respective partnership interests in Galileo International Partnership.

The Company generates its revenue from the provision of electronic global distribution services and information services. The following table summarizes revenues by affiliation and geographic location as a percentage of total revenues for each of the periods indicated:


                                Quarter             Six Months
                             Ended June 30,       Ended June 30,
                            ---------------      ---------------
                             1997     1996        1997     1996
                            ------   ------      ------   ------
Affiliated customers (1)     36.5%    36.4%       36.0%    36.3%
Non-affiliated customers     63.5     63.6        64.0     63.7
                            ------------------------------------
          Total revenues    100.0%   100.0%      100.0%   100.0%
                            ====================================

United States (2)            47.3%    48.6%       47.6%    49.3%
Rest of world (2)            52.7     51.4        52.4     50.7
                            ------------------------------------
          Total revenues    100.0%   100.0%      100.0%   100.0%
                            ====================================

(1) Customers that are affiliated with one or more of the Company's airline stockholders.
(2) The location of the travel agent making the booking determines the geographic region credited with the related revenues.

The Company's operating income as a percentage of revenue increased to 19.5% for the six months ended June 30, 1997 from 18.3% for the six months ended June 30, 1996.

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

REVENUES. Revenues increased $29.2 million, or 10.5%, from $278.0 million for the quarter ended June 30, 1996 to $307.2 million for the quarter ended June 30, 1997.

Electronic global distribution services revenues related to airline bookings increased 10.2% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. Electronic global distribution services revenues related to bookings of car rentals and hotel reservations increased 10.8% and 26.4%, respectively, over the same period. This revenue growth resulted principally from increased booking volumes worldwide and, to a lesser extent, from an increase in the price per airline booking charged to travel vendors. This price increase became effective on March 1, 1997.

OPERATING EXPENSES. Operating expenses increased $25.6 million, or 11.2%, from $228.0 million for the quarter ended June 30, 1996 to $253.6 million for the quarter ended June 30, 1997. Commissions to national distribution companies ("NDCs") and subscriber incentive payments increased $18.7 million, or 13.2%, from $141.5 million for the quarter ended June 30, 1996 to $160.2 million for the quarter ended June 30, 1997, reflecting the increase in electronic global distribution services revenues and increased subscriber incentive payments. Although a relatively small portion of total operating expenses, subscriber incentive payments represent costs associated with maintaining and expanding the Company's travel agency base. NDC commissions are generally based on a percentage of booking revenues and have, therefore, grown at a rate consistent with the growth in booking fees by country. The Company does not pay commissions to Company-owned NDCs. Remaining operating expenses increased $6.9 million, or 8.0%, from $86.5 million to $93.4 million over the same periods.

OTHER EXPENSES, NET. Other expenses, net include interest expense, net of interest income, and foreign exchange gains or losses. Other expenses, net decreased $3.2 million, from $2.8 million expense, net for the quarter ended June 30, 1996 to $.4 million income, net for the quarter ended June 30, 1997. This decrease was primarily the result of lower interest expense arising from lower debt levels and higher interest income arising from higher average levels of cash and cash equivalents over the periods.

INCOME TAXES. No provision for U.S. federal and state income taxes is recorded as such liability is the responsibility of the partners rather than of the Company. Certain of the Company's non-U.S. subsidiaries are subject to income taxes.

NET INCOME. Net income increased $6.4 million, or 13.7%, from $46.7 million for the quarter ended June 30, 1996 to $53.1 million for the quarter ended June 30, 1997. Net income as a percentage of revenues increased to 17.3% from 16.8% over the same period.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

REVENUES. Revenues increased $57.7 million, or 10.4%, from $557.1 million for the six months ended June 30, 1996 to $614.8 million for the six months ended June 30, 1997.

Electronic global distribution services revenues related to airline bookings increased 10.4% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Electronic global distribution services revenues related to bookings of car rentals and hotel reservations increased 9.4% and 23.1%, respectively, over the same period. This revenue growth resulted principally from increased booking volumes worldwide and, to a lesser extent, from an increase in the price per airline booking charged to travel vendors. This price increase became effective on March 1, 1997.

OPERATING EXPENSES. Operating expenses increased $39.8 million, or 8.7%, from $455.2 million for the six months ended June 30, 1996 to $495.0 million for the six months ended June 30, 1997, while revenues increased 10.4%, resulting in an improved operating margin and a decrease in operating expenses as a percentage of revenues to 80.5% for the six months ended June 30, 1997 from 81.7% for the six months ended June 30, 1996. This improvement in operating margin reflects the Company's continued focus on expense management, including lower increases in aggregate wages and benefits resulting from increased productivity along with the negotiation of favorable supplier contracts, especially in the categories of equipment maintenance, communications, travel and facilities.

NDC commissions and subscriber incentive payments increased $29.5 million, or 10.4%, from $283.0 million for the six months ended June 30, 1996 to $312.5 million for the six months ended June 30, 1997, reflecting the increase in electronic global distribution services revenues and increased subscriber incentive payments. NDC commissions are generally based on a percentage of booking revenues and have, therefore, grown at a rate consistent with the growth in booking fees by country. Remaining operating expenses increased $10.3 million, or 6.0%, from $172.2 million to $182.5 million over the same periods.

OTHER EXPENSES, NET. Other expenses, net include interest expense, net of interest income, and foreign exchange gains or losses. Other expenses, net decreased $4.8 million, from $4.8 million expense, net for the six months ended June 30, 1996 to $0.0 million for the six months ended June 30, 1997. This decrease was primarily the result of lower interest expense arising from lower debt levels and higher interest income arising from higher average levels of cash and cash equivalents over the periods.

INCOME TAXES. No provision for U.S. federal and state income taxes is recorded as such liability is the responsibility of the partners rather than of the Company. Certain of the Company's non-U.S. subsidiaries are subject to income taxes.

NET INCOME. Net income increased $22.4 million, or 23.3%, from $96.2 million for the six months ended June 30, 1996 to $118.6 million for the six months ended June 30, 1997. Net income as a percentage of revenues increased from 17.3% to 19.3% over the same period.

PRO FORMA RESULTS OF OPERATIONS
GALILEO INTERNATIONAL, INC.

The discussion of pro forma results of operations is based on the pro forma condensed combined financial information presented in "Part II - Other Information, Item 5. Other Information."

PRO FORMA SECOND QUARTER 1997 COMPARED TO PRO FORMA SECOND QUARTER 1996

REVENUES. Pro forma revenues increased $32.7 million, or 10.4%, from $315.6 million for the quarter ended June 30, 1996 to $348.3 million for the quarter ended June 30, 1997.

This revenue growth resulted principally from increased booking volumes worldwide and, to a lesser extent, from an increase in the price per airline booking charged to travel vendors. This price increase became effective on March 1, 1997.

OPERATING EXPENSES. Pro forma operating expenses increased $21.0 million, or 8.4%, from $249.7 million for the quarter ended June 30, 1996 to $270.7 million for the quarter ended June 30, 1997, while pro forma revenues increased 10.4%. This resulted in an improved pro forma operating margin and a decrease in pro forma operating expenses as a percentage of pro forma revenues to 77.7% for the quarter ended June 30, 1997 from 79.1% for the quarter ended June 30, 1996. This improvement in pro forma operating margin reflects the Company's continued focus on expense management, including lower increases in aggregate wages and benefits resulting from increased productivity along with the negotiation of favorable supplier contracts, especially in the categories of equipment maintenance, communications, travel and facilities.

Pro forma NDC commissions and subscriber incentive payments increased $14.0 million, or 17.7%, from $78.9 million for the quarter ended June 30, 1996 to $92.9 million for the quarter ended June 30, 1997, reflecting the increase in electronic global distribution services revenues and increased subscriber incentive payments. Although a relatively small portion of total operating expenses, subscriber incentive payments represent costs associated with maintaining and expanding the Company's travel agency base. NDC commissions are generally based on a percentage of booking revenues and have, therefore, grown at a rate consistent with the growth in booking fees by country.
The company does not pay commissions to Company-owned NDCs, but incurs the costs of operating these NDCs. Pro forma operating expenses reflect the elimination of commissions formerly paid to ATS, Traviswiss and Galileo Nederland and the incurrence of the costs of operating these NDCs. Remaining pro forma operating expenses increased $7.0 million, or 4.1%, from $170.8 million to $177.8 million over the same periods.

OTHER EXPENSES, NET. Pro forma other expenses, net include interest expense, net of interest income, and foreign exchange gains or losses. Pro forma other expenses, net decreased $2.4 million, or 35.3%, from $6.8 million for the quarter ended June 30, 1996 to $4.4 million for the quarter ended June 30, 1997. This decrease was primarily the result of lower interest expense arising from lower debt levels and higher interest income arising from higher average levels of cash and cash equivalents over the periods.

INCOME TAXES. Pro forma income taxes increased $5.1 million, or 21.2%, from $24.0 million for the quarter ended June 30, 1996 to $29.1 million for the quarter ended June 30, 1997. The increase was principally due to higher pro forma income before income taxes. Pro forma income taxes reflect the merger of Galileo International Partnership into a wholly owned limited liability company subsidiary of Galileo International, Inc.

NET INCOME. Pro forma net income increased $9.2 million, or 26.3%, from $35.0 million for the quarter ended June 30, 1996 to $44.2 million for the quarter ended June 30, 1997. Pro forma net income as a percentage of pro forma revenues increased to 12.7% from 11.1% over the same period.


PRO FORMA SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO PRO FORMA SIX MONTHS ENDED JUNE 30, 1996

REVENUES. Pro forma revenues increased $64.4 million, or 10.2%, from $630.8 million for the six months ended June 30, 1996 to $695.2 million for the six months ended June 30, 1997.

This revenue growth resulted principally from increased booking volumes worldwide and, to a lesser extent, from an increase in the price per airline booking charged to travel vendors. This price increase became effective on March 1, 1997.

OPERATING EXPENSES. Pro forma operating expenses increased $35.7 million, or 7.2%, from $492.4 million for the six months ended June 30, 1996 to $528.1 million for the six months ended June 30, 1997, while pro forma revenues increased 10.2%. This resulted in an improved pro forma operating margin and a decrease in pro forma operating expenses as a percentage of pro forma revenues to 76.0% for the six months ended June 30, 1997 from 78.1% for the six months ended June 30, 1996. This improvement in pro forma operating margin reflects the Company's continued focus on expense management, including lower increases in aggregate wages and benefits resulting from increased productivity along with the negotiation of favorable supplier contracts, especially in the categories of equipment maintenance, communications, travel and facilities.

Pro forma NDC commissions and subscriber incentive payments increased $23.8 million, or 15.4%, from $154.7 million for the six months ended June 30, 1996 to $178.5 million for the six months ended June 30, 1997, reflecting the increase in electronic global distribution services revenues and increased subscriber incentive payments. NDC commissions are generally based on a percentage of booking revenues and have, therefore, grown at a rate consistent with the growth in booking fees by country.

Remaining pro forma operating expenses increased $11.9 million, or 3.5%, from $337.7 million to $349.6 million over the same periods. The company does not pay commissions to Company-owned NDCs, but incurs the costs of operating these NDCs. Pro forma operating expenses reflect the elimination of commissions formerly paid to ATS, Traviswiss and Galileo Nederland and the incurrence of the costs of operating these NDCs.

OTHER EXPENSES, NET. Pro forma other expenses, net include interest expense, net of interest income, and foreign exchange gains or losses. Pro forma other expenses, net decreased $2.4 million, or 19.7%, from $12.2 million for the six months ended June 30, 1996 to $9.8 million for the six months ended June 30, 1997. This decrease was primarily the result of lower interest expense arising from lower debt levels and higher interest income arising from higher average levels of cash and cash equivalents over the periods.

INCOME TAXES. Pro forma income taxes increased $11.1 million, or 21.6%, from $51.4 million for the six months ended June 30, 1996 to $62.5 million for the six months ended June 30, 1997. The increase was principally due to higher pro forma income before income taxes. Pro forma income taxes reflect the merger of Galileo International Partnership into a wholly owned limited liability company subsidiary of Galileo International, Inc.

NET INCOME. Pro forma net income increased $20.0 million, or 26.7%, from $74.8 million for the six months ended June 30, 1996 to $94.8 million for the six months ended June 30, 1997. Pro forma net income as a percentage of pro forma revenues increased from 11.9% to 13.6% over the same period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $107.4 million and working capital totaled $147.7 million at June 30, 1997. At December 31, 1996, cash and cash equivalents totaled $78.2 million and working capital totaled $41.2 million. The increase in working capital from December 31, 1996 to June 30, 1997 resulted from strong operating results during the six months ended June 30, 1997. Cash and cash equivalents increased significantly despite the repayment of $50.0 million of indebtedness.

Cash flow used in investing activities principally relates to purchases of mainframe data processing and network equipment and purchases of computer equipment provided to the Company's travel agency subscribers by Company-owned NDCs. Capital expenditures, excluding the capitalization of internally developed software, were $26.9 million for the six months ended June 30, 1997 compared to $16.3 million for the six months ended June 30, 1996.

Cash flow used in financing activities includes the payment of distributions to the partners of Galileo International Partnership. In July 1997, prior to the merger of Galileo International Partnership into a wholly owned limited liability company subsidiary of Galileo International, Inc., final partner distributions were paid. Total cash used for partner distributions in 1997 through the date of the merger was $112.1 million.

The Company was a party to a credit agreement with an international group of banks (the "Old Credit Agreement") which provided for a $200 million revolving credit facility that matured in July 2001. No principal payments were required until the maturity date. As of June 30, 1997, $70.0 million was outstanding under the Old Credit Agreement.

On July 30, 1997, the Old Credit Agreement was terminated and replaced by the Credit Agreements with credit facilities totaling $600 million. The net proceeds to the Company from the Offering of $390.0 million, together with $328.7 million of borrowings under the Credit Agreements, were used by the Company to fund the acquisition of ATS at a purchase price of $700.0 million, and to fund a portion of the acquisition of Traviswiss at a purchase price of $8.5 million, to fund the initial payment of $2.6 million to SAirGroup in connection with the termination of certain revenue sharing obligations and to pay certain expenses related to the Offering. The borrowings under the Credit Agreements will also be used to fund the expected acquisition of Galileo Nederland at a purchase price of $2.0 million and the initial payment to KLM Royal Dutch Airlines of $2.8 million in connection with the termination of certain revenue sharing obligations.

OTHER

On July 30, 1997, the Company effected an initial public offering of 31,998,000 shares of common stock. Of such shares, 12,000,000 were issued and sold by the Company, resulting in $278.6 million of net proceeds to the Company. Stockholders of the Company selling 19,998,000 shares in the Offering received net proceeds of $464.3 million, after deducting underwriting discounts and commissions. On July 31, 1997, the U.S. underwriters of the Offering exercised their over-allotment option to purchase an additional 4,799,700 shares of common stock from the Company, resulting in the Company receiving additional net proceeds of $111.4 million on August 1, 1997.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this report which are not purely historical facts, including statements regarding the Company's anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No material legal proceedings involving the Company were commenced in the quarter ended June 30, 1997.

ITEM 2. CHANGES IN SECURITIES

In connection with the Offering, on July 30, 1997, the Certificate of Incorporation of the Company was restated (the "Restated Certificate of Incorporation") to provide for authorized capital stock of (i) 250,000,000 shares of Common Stock, par value $.01 per share; (ii) 7 shares of Special Voting Preferred Stock, par value $.01 per share; and (iii) 25,000,000 shares of Preferred Stock, par value $.01 per share. The Company issued 16,799,700 shares of Common Stock, including 4,799,700 shares issued upon the exercise of the U.S. underwriters' over-allotment option.

In connection with the merger of Galileo International Partnership into a wholly owned limited liability company subsidiary of Galileo International, Inc., an aggregate of 88,000,000 shares of Common Stock and 7 shares of Special Voting Preferred Stock were issued to the partners of Galileo International Partnership. Such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 24, 1997, Galileo International Partnership, as sole stockholder of the Company, consented to a number of matters in connection with the Offering, including, the approval of the Restated Certificate of Incorporation, the approval of the Company's 1997 Stock Incentive Plan and the approval of the Company's 1997 Non-Employee Director Stock Plan.

ITEM 5. OTHER INFORMATION

The accompanying pro forma condensed combined financial statements are based upon the historical financial statements of Galileo International Partnership, ATS, Traviswiss and Galileo Nederland. The pro forma condensed combined financial statements give pro forma effect to (i) the merger of Galileo International Partnership into a wholly owned limited liability company subsidiary of Galileo International, Inc.; (ii) the Offering; (iii) the incurrence of $328.7 million of indebtedness under the Credit Agreements; (iv) the acquisitions of ATS and Traviswiss, and the expected acquisition of Galileo Nederland; and (v) the termination of certain revenue sharing obligations.
Such transactions were assumed to have been consummated on June 30, 1997, with respect to the pro forma condensed combined balance sheet, and on January 1, 1996, with respect to the pro forma condensed combined statements of income.

The accompanying pro forma condensed combined financial statements do not purport to represent what the Company's financial position actually would have been had the transactions noted above occurred on the dates indicated or to project the Company's financial position at any future date, nor do they purport to represent what the Company's operating results would have been had such transactions occurred on the dates indicated or to project the Company's operating results for any future period. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

The pro forma condensed combined financial statements should be read in conjunction with the consolidated financial statements of Galileo International Partnership included elsewhere herein as well as the Financial Statements and Pro Forma Condensed Combined Financial Information included in the Registration Statement. (No. 333-27495) on Form S-1 filed by Galileo International, Inc. with the Securities and Exchange Commission on May 20, 1997, as amended.

                         GALILEO INTERNATIONAL, INC.

                 PRO FORMA CONDENSED COMBINED BALANCE SHEET
                                JUNE 30, 1997
                          (UNAUDITED, IN THOUSANDS)



                     ASSETS
Current assets:
  Cash and cash equivalents                                        $  153,090
  Accounts receivable, net                                            222,944
  Other current assets                                                 37,707
                                                                   ----------
Total current assets                                                  413,741

Property and equipment, at cost:
  Land                                                                  7,500
  Buildings and improvements                                           71,050
  Equipment                                                           329,723
  Equipment held for lease                                            340,346
                                                                   ----------
                                                                      748,619

  Less accumulated depreciation                                       546,270
                                                                   ----------
Net property and equipment                                            202,349

Computer software, net                                                237,948
Intangible assets                                                     612,905
Other noncurrent assets                                                92,575
                                                                   ----------
                                                                   $1,559,518
                                                                   ==========

               LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable                                                 $   55,619
  Accrued commissions                                                  47,813
  Distributions payable                                                76,262
  Other accrued liabilities                                           149,962
  Long-term debt, current portion                                        -
                                                                   ----------
Total current liabilities                                             329,656

Other accrued liabilities                                             177,661
Long-term debt, less current portion                                  398,695
Common Stock                                                            1,048
Additional paid-in capital                                            667,334
Accumulated deficit                                                   (14,876)
                                                                   -----------
                                                                   $1,559,518
                                                                   ==========


                         GALILEO INTERNATIONAL, INC.

             PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)


                                            Quarter              Six Months
                                         Ended June 30,        Ended June 30,
                                         --------------        --------------

                                        1997       1996       1997       1996
                                        ----       ----       ----       ----
Revenues:
  Electronic global distribution
    services                         $ 316,341  $ 284,016  $ 629,363  $ 567,923
  Information services                  31,978     31,564     65,831     62,832
                                     ---------  ---------  ---------  ---------
                                       348,319    315,580    695,194    630,755


Costs and expenses:
  Cost of operations                   124,807    127,724    251,808    256,199
  Commissions, selling and
    administrative                     145,876    122,016    276,244    236,217
                                     ---------  ---------  ---------  ---------
                                       270,683    249,740    528,052    492,416
                                     ---------  ---------  ---------  ---------

Operating income                        77,636     65,840    167,142    138,339
Other income (expense):
  Interest income (expense), net        (4,954)    (6,895)   (11,921)   (12,983)
  Other, net                               600         53      2,084        786
                                     ---------  ---------  ---------  ---------
                                        (4,354)    (6,842)    (9,837)   (12,197)
                                     ---------  ---------  ---------  ---------

Income before income taxes              73,282     58,998    157,305    126,142

Income taxes                            29,112     24,017     62,533     51,350
                                     ---------  ---------  ---------  ---------
Net income                           $  44,170  $  34,981  $  94,772  $  74,792
                                     =========  =========  =========  =========

Pro forma weighted average number
  of shares outstanding            104,799,700           104,799,700
                                   ===========           ===========
Pro forma earnings per share             $0.42                 $0.90
                                   ===========           ===========

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

                                                                                                      SEQUENTIALLY
EXHIBIT                                                                                                 NUMBERED
NUMBER                                            DESCRIPTION                                             PAGE
-------                                           -----------                                             ----
 2.1     General Partnership Interest Purchase Agreement among United Air Lines,
         Inc., Covia LLC, U.S. Airways, Inc., USAM Corp., Air Canada, Resnet
         Holdings, Inc., Apollo Travel Services Partnership and Galileo International
         Partnership .......................................................................................

 2.2     Share Purchase Agreement between SAirGroup (LTD.) and Galileo International
         Partnership .......................................................................................

 2.4     Merger Agreement among Galileo International Partnership, Galileo International,
         L.L.C. and Galileo International, Inc.  ...........................................................

 3.1     Restated Certificate of Incorporation of Galileo International, Inc. ..............................

 3.2     Restated By-Laws of Galileo International, Inc. ...................................................

 4.1     Registration Rights Agreement among Galileo International, Inc., Covia LLC,
         USAM Corp., RESNET Holdings Inc., Distribution Systems Inc., Roscor A.G.,
         Travel Industry Systems B.V., Retford Limited, Racom Teledata S.p.A., Travidata Inc.,
         Olynet Inc. and Coporga, Inc. .....................................................................

 10.1    Stockholders' Agreement among Galileo International, Inc., certain of its STOCKHOLDERS and certain RELATED PARTIES OF SUCH STOCKHOLDERS. .................................................

 10.2    Services Agreement among Galileo International, L.L.C., United Air Lines, Inc., US
         Airways, Inc. and Air Canada ......................................................................

 10.3    Services Agreement between Galileo International, L.L.C. and SwissAir Swiss Air
         Transport Ltd. ....................................................................................

 10.5    Amended and Restated Non-Competition Agreement among Galileo International, Inc.,
         Galileo International, L.L.C., and United Air Lines, Inc., UAL Corporation, Covia LLC,
         Air Wisconsin, Inc. and Air Wis Services, Inc. together with Schedule 1 indicating other substantially similar agreements(*) ........................................................

 10.6    Marketing Cooperation and Sales Representation Agreement between
         US Airways, Inc. and Galileo International, L.L.C.(*) ............................................

 10.7    Marketing Cooperation and Sales Representation Agreement between United
         Air Lines, Inc. and Galileo International, L.L.C.(*) ............................................

 10.8    Rights Waiver Agreement between SAirGroup and Galileo International
         Partnership .......................................................................................

 10.10   Credit Agreements: ................................................................................
           (a) $200,000,000 364-Day Credit Agreement .......................................................
           (b) $400,000,000 Five-Year Credit Agreement .....................................................

 10.41   Galileo International, Inc. 1997 Stock Incentive Plan .............................................

(*) Portions of these Exhibits have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K - No current reports on Form 8-K were filed for the quarter ended June 30, 1997.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Galileo International, Inc.


Date: September 3, 1997              By: /s/ Paul H. Bristow
                                         ---------------------------
                                         Paul H. Bristow
                                         Director, Senior Vice
                                         President and Chief
                                         Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                          GALILEO INTERNATIONAL, INC.
                                 EXHIBIT INDEX


                                                                                                      SEQUENTIALLY
EXHIBIT                                                                                                 NUMBERED
NUMBER                                            DESCRIPTION                                             PAGE
-------                                           -----------                                             ----
 2.1     General Partnership Interest Purchase Agreement among United Air Lines,
         Inc., Covia LLC, U.S. Airways, Inc., USAM Corp., Air Canada, Resnet
         Holdings, Inc., Apollo Travel Services Partnership and Galileo International
         Partnership .......................................................................................

 2.2     Share Purchase Agreement between SAirGroup (LTD.) and Galileo International
         Partnership .......................................................................................

 2.4     Merger Agreement among Galileo International Partnership, Galileo International,
         L.L.C. and Galileo International, Inc.  ...........................................................

 3.1     Restated Certificate of Incorporation of Galileo International, Inc. ..............................

 3.2     Restated By-Laws of Galileo International, Inc. ...................................................

 4.1     Registration Rights Agreement among Galileo International, Inc., Covia LLC,
         USAM Corp., RESNET Holdings Inc., Distribution Systems Inc., Roscor A.G.,
         Travel Industry Systems B.V., Retford Limited, Racom Teledata S.p.A., Travidata Inc.,
         Olynet Inc. and Coporga, Inc. .....................................................................

 10.1    Stockholders' Agreement among Galileo International, Inc., certain of its STOCKHOLDERS and certain RELATED PARTIES OF SUCH STOCKHOLDERS. .................................................

 10.2    Services Agreement among Galileo International, L.L.C., United Air Lines, Inc., US
         Airways, Inc. and Air Canada ......................................................................

 10.3    Services Agreement between Galileo International, L.L.C. and SwissAir Swiss Air
         Transport Ltd. ....................................................................................

 10.5    Amended and Restated Non-Competition Agreement among Galileo International, Inc.,
         Galileo International, L.L.C., and United Air Lines, Inc., UAL Corporation, Covia LLC,
         Air Wisconsin, Inc. and Air Wis Services, Inc. together with Schedule 1 indicating other substantially similar agreements(*) ........................................................

 10.6    Marketing Cooperation and Sales Representation Agreement between
         US Airways, Inc. and Galileo International, L.L.C.(*) ............................................

 10.7    Marketing Cooperation and Sales Representation Agreement between United
         Air Lines, Inc. and Galileo International, L.L.C.(*) ............................................

 10.8    Rights Waiver Agreement between SAirGroup and Galileo International
         Partnership .......................................................................................

 10.10   Credit Agreements: ................................................................................
           (a) $200,000,000 364-Day Credit Agreement .......................................................
           (b) $400,000,000 Five-Year Credit Agreement .....................................................

 10.41   Galileo International, Inc. 1997 Stock Incentive Plan .............................................

    (*) Portions of these Exhibits have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.