Form 10-Q
period 1997-09-30
GALILEO INTERNATIONAL INC
filed 1997-11-12
CIK 1039300

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 30, 1997

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from         to
                                   --------   -----------------

    Commission file number   1-13153

                         Galileo International, Inc.
-------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


                   Delaware                            36-4156005
-------------------------------------------------------------------------------
          (State or Other Jurisdiction                (IRS Employer
        of Incorporation or Organization)          Identification No.)


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

Yes [X]   No [ ]

At November 10, 1997, there were 104,799,700 shares of Common Stock, par value $.01 per share (the "Common Stock"), of the registrant outstanding.

                         GALILEO INTERNATIONAL, INC.

                      QUARTER ENDED SEPTEMBER 30, 1997

                                    INDEX


                                                                           PAGE
PART I - FINANCIAL INFORMATION                                             ----
  Item 1. Historical Financial Statements of Galileo International, Inc.
          (Formerly Galileo International Partnership through July 30, 1997)

            Condensed Consolidated Balance Sheets as of September 30, 1997
            (unaudited) and December 31, 1996                                3

            Consolidated Statements of Income for the
            quarter and nine months ended September 30, 1997
            and 1996 (unaudited)                                             4

            Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1997 and 1996 (unaudited)        5

          Notes to Condensed Consolidated Financial Statements               6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      9

PART II - OTHER INFORMATION

  Item 2. Changes in Securities                                             19

  Item 4. Submission of Matters to a Vote of Security Holders               19

  Item 5. Other Information -  Galileo International, Inc.                  20

          Pro Forma Condensed Combined Statements of
          Income for the quarter and nine months ended
          September 30, 1997 and 1996 (unaudited)                           21

  Item 6. Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                  23



                       PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Following are financial statements of Galileo International, Inc. (formerly Galileo International Partnership through July 30, 1997). See "Part II -- Other Information, Item 5. Other Information" for pro forma condensed combined statements of income.

                         GALILEO INTERNATIONAL, INC.
      (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                 September 30,     December 31,
                                                     1997             1996
                                                 ------------      ------------
                                                  (Unaudited)
           ASSETS
           ------
Current assets:
  Cash and cash equivalents                       $   58,583        $   78,196
  Accounts receivable, net                           191,777           146,279
  Other current assets                                39,111            16,324
                                                  ----------        ----------
Total current assets                                 289,471           240,799

Property and equipment, at cost:
  Land                                                 6,470             5,070
  Buildings and improvements                          72,484            63,710
  Equipment                                          314,790           235,983
                                                  ----------        ----------
                                                     393,744           304,763
  Less accumulated depreciation                      195,822           198,565
                                                  ----------        ----------
Net property and equipment                           197,922           106,198
Computer software, net                               241,876           248,021
Intangible assets, net                               615,530               ---
Other noncurrent assets                               77,166             4,880
                                                  ----------        ----------
                                                  $1,421,965        $  599,898
                                                  ==========        ==========

           LIABILITIES AND EQUITY
           ----------------------
Current liabilities:
  Accounts payable                                $   51,891        $   26,149
  Accrued commissions                                 23,244            58,586
  Other accrued liabilities                          152,322            58,302
  Capital lease obligations, current portion           8,212             6,600
  Long-term debt, current portion                        ---            50,000
                                                  ----------        ----------
Total current liabilities                            235,669           199,637
Pension and postretirement benefits                   40,887            19,012
Capital lease obligations, less current portion       29,005            34,539
Long-term debt, less current portion                 340,000            70,000
Other noncurrent liabilities                         107,692            21,335
Stockholders' equity and partners' capital:
  Partners' capital                                      ---           265,933
  Special voting preferred stock: $.01 par value;
    7 shares authorized; 7 shares issued and
    outstanding                                          ---               ---
  Preferred stock: $.01 par value; 25,000,000
    shares authorized; no shares issued                  ---               ---
  Common stock: $.01 par value; 250,000,000
    shares authorized; 104,799,700 issued and
    outstanding                                        1,048               ---
  Additional paid-in capital                         663,239               ---
  Retained earnings                                    2,797               ---
  Cumulative translation adjustments                   1,628           (10,558)
                                                  ----------        ----------
                                                  $1,421,965        $  599,898
                                                  ==========        ==========


    See accompanying notes to condensed consolidated financial statements.

                         GALILEO INTERNATIONAL, INC.
      (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                      CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                         Quarter                       Nine Months
                                                    Ended September 30,             Ended September 30,
                                               ----------------------------    -----------------------------
                                                    1997           1996            1997            1996
                                                    ----           ----            ----            ----
Revenues:
  Electronic global distribution services      $    302,694    $    267,120    $    898,078    $     804,713
  Information services                               24,961          10,470          44,423           30,022
                                               ------------    ------------    ------------     ------------
                                                    327,655         277,590         942,501          834,735
Operating expenses:
  Cost of operations                                114,269          64,864         241,901          185,635
  Commissions, selling and administrative           142,110         168,888         509,447          503,318
  Special charges                                    20,111             ---          20,111              ---
                                               ------------    ------------    ------------     ------------
                                                    276,490         233,752         771,459          688,953
                                               ------------    ------------    ------------     ------------
Operating income                                     51,165          43,838         171,042          145,782
Other income (expense):
  Interest income (expense), net                     (2,980)         (1,484)         (4,890)          (6,678)
  Other, net                                            526            (590)          2,442             (195)
                                               ------------    ------------    ------------     ------------
                                                     (2,454)         (2,074)         (2,448)          (6,873)
                                               ------------    ------------    ------------     ------------
Income before income taxes                           48,711          41,764         168,594          138,909

Income taxes:
  Income taxes                                       12,654             402          13,944            1,364
  Initial deferred income taxes                      15,335             ---          15,335              ---
                                               ------------    ------------    ------------     ------------
                                                     27,989             402          29,279            1,364
                                               ------------    ------------    ------------     ------------
Net income                                     $     20,722    $     41,362    $    139,315     $    137,545
                                               ============    ============    ============     ============

Weighted average number of shares outstanding   104,799,700                     104,799,700
                                               ============                    ============
Earnings per share                             $       0.20                    $       1.33
                                               ============                    ============



    See accompanying notes to condensed consolidated financial statements.

                         GALILEO INTERNATIONAL, INC.
      (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED, IN THOUSANDS)


                                                        Nine Months Ended
                                                           September 30,
                                                  ----------------------------
                                                      1997             1996
                                                  ----------        ----------
Operating activities:
  Net income                                      $  139,315        $  137,545
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation of property and equipment          35,081            24,734
      Amortization of computer software and
        intangible assets                             42,853            36,193
      Loss on disposal of property and equipment         397               164
      Increase in deferred taxes, net                  7,887               ---
      (Increase) decrease in noncurrent assets        (3,476)            1,672
      Increase (decrease) in noncurrent liabilities   15,673            (6,587)
      Changes in operating assets and liabilities,
        net of effects from purchases of NDCs
          Increase in accounts receivable, net       (20,568)          (57,755)
          (Increase) decrease in other current
             assets                                     (445)            3,573
          (Decrease) increase in accounts payable
              and commissions                         (8,175)            9,056
          Increase (decrease) in accrued
             liabilities                              17,831           (13,600)
          Increase in income taxes payable            12,061               922
                                                  ----------        ----------
Net cash provided by operating activities            238,434           135,917

Investing activities:
  Purchase of property and equipment                 (34,129)          (22,423)
  Purchase and capitalization of computer
    software                                         (23,745)          (22,081)
  Proceeds on disposal of property and equipment          88               400
  Decrease in lease deposit                              ---            40,461
  Purchase of NDCs, net of $24,438 cash acquired    (690,257)              ---
                                                  ----------        ----------
Net cash used in investing activities               (748,043)           (3,643)

Financing activities:
  Proceeds from sale of stock, net of fees paid      384,288               ---
  Borrowings under credit agreements                 450,000               ---
  Repayments under credit agreements                (230,000)          (43,375)
  Distributions to partners of Galileo
    International Partnership                       (112,150)          (25,998)
  Payments of capital lease obligations               (2,067)           (4,270)
                                                  ----------        ----------
Net cash provided by (used in)
  financing activities                               490,071           (73,643)

Effect of exchange rate changes on cash                  (75)             (633)
                                                  ----------        ----------
(Decrease) increase in cash and cash equivalents     (19,613)           57,998
Cash and cash equivalents at beginning of period      78,196             8,367
                                                  ----------        ----------

Cash and cash equivalents at end of period        $   58,583        $   66,365
                                                  ==========        ==========


    See accompanying notes to condensed consolidated financial statements.

                         GALILEO INTERNATIONAL, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements of Galileo International, Inc. have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

     Effective July 30, 1997, Galileo International Partnership merged into a wholly owned limited liability company subsidiary of Galileo International, Inc. (the "Merger"). Unless otherwise indicated, references to the "Company" mean, at all times prior to the time of the Merger, Galileo International Partnership and its consolidated subsidiaries and, at all times thereafter, Galileo International, Inc. and its consolidated subsidiaries. In connection with the Merger, the Company effected an initial public offering of its Common Stock at an initial public offering price of $24.50 per share resulting in net proceeds to the Company, after exercise of the underwriters over-allotment, of $390.0 million after deducting underwriting discounts and commissions (the "Offering").

     The results of operations for the quarter ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, included in the Registration Statement (No. 333-27495) on Form S-1 filed by Galileo International, Inc. with the Securities and Exchange Commission on May 20, 1997, as amended.

     Certain amounts in operating expenses for the nine months ended September 30, 1996 and 1997 have been reclassified between cost of operations and commissions, selling and administrative expenses to reflect more complete information obtained as a result of the integration of Apollo Travel Services Partnership ("ATS"), Traviswiss AG ("Traviswiss") and Galileo Nederland BV ("Galileo Nederland") (collectively, the "Acquired NDCs") into the Company's operations. This reclassification had no effect on overall operating expenses for the periods.

NOTE 2 - NDC ACQUISITIONS

     During the quarter ended September 30, 1997, the Company acquired three NDCs (the "NDC Acquisitions"); ATS, Traviswiss and Galileo Nederland, at purchase prices of $700.0 million, $8.5 million and $2.0 million, respectively. In connection with the NDC Acquisitions, the Company also incurred expenses of approximately $4.2 million which have been accounted for as part of the purchase prices.

     The Company accounted for the NDC Acquisitions using the purchase method of accounting. Accordingly, the costs of the NDC Acquisitions were allocated to the assets acquired and liabilities assumed based upon their respective fair values. Approximately $405.6 million and $19.3 million of the purchase price of ATS was attributed to the customer list and assembled workforce, respectively, and such amounts are being amortized over 17 years and 8 years, respectively. The excess of the cost of the NDC Acquisitions over the fair value of the net assets acquired of approximately $157.3 million is being amortized over 25 years. The purchase price allocation is subject to adjustment. The results of operations and cash flows of the Acquired NDCs have been consolidated with those of the Company from the date of each acquisition.

     In connection with the acquisitions of Traviswiss and Galileo Nederland, the Company terminated certain revenue sharing obligations in exchange for agreements to pay SAirGroup and KLM, in four annual installments beginning on the acquisition dates, a total of $22.4 million and $14.8 million, respectively. The total intangible asset of $37.2 million is being amortized over 25 years.

NOTE 3 - CREDIT AGREEMENT

     On July 23, 1997, the previous credit facility (the "Old Credit Agreement") was terminated and replaced by a $200 million 364-day credit agreement and a $400.0 million five-year credit agreement (collectively, the "Credit Agreements"). Facility fees range from 5.5 to 15.0 basis points under the 364-day credit agreement and from 8.0 to 22.5 basis points under the five-year credit agreement, in each case depending upon the applicable cash flow ratio of the Company. At September 30, 1997, the applicable facility fees under the 364-day credit agreement and the five-year credit agreement were 8.0 basis points and 12.5 basis points, respectively. Borrowings under the Credit Agreements may be either committed borrowings in which each bank participates in proportion to their commitment, or money market borrowings in which banks participate based upon their competitive bids. Committed borrowings may be either Base Rate, CD Rate or Euro-dollar Rate based, with pricing determined in accordance with applicable spreads over the underlying rate base.

     At September 30, 1997, borrowings totaled $340.0 million under the five-year agreement. No amounts were outstanding under the 364-day agreement.

NOTE 4 - STOCKHOLDERS' EQUITY

     The Company's Special Voting Preferred Stock (the "Special Preferred"), of which seven shares are authorized, issued and outstanding, permits, under certain circumstances, each holder of a share of Special Preferred to elect one director to the Company's Board of Directors. The Special Preferred shares do not provide the holders with any further stockholder voting privileges nor does the holder receive dividends on such shares. In the event of liquidation, dissolution or winding-up of the Company, holders of the Special Preferred are entitled to $100 per share, but holders are not entitled to any further payment. Substantial restrictions exist as to the transferability of the Special Preferred shares by the holders.

     The Board of Directors of the Company is authorized, without further stockholder action, to divide any or all shares of its authorized Preferred Stock into one or more series and to fix and determine the rights and qualifications, limitations or restrictions thereon of each such series, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion or exchange privileges. At September 30, 1997, no shares of Preferred Stock had been issued.

     The Company adopted the 1997 Stock Incentive Plan (the "Plan"), which was approved by the Company's sole stockholder on July 24, 1997. The Plan, whose purpose is to attract, retain and motivate officers and other key employees and consultants of the Company, provides for the award of Common Stock in the form of stock options, stock appreciation rights, stock awards or such other forms as determined to be consistent with the purposes of the Plan. The Company granted employees, employed by the Company on the date of the closing of the Offering, options to purchase 612,000 shares of the Company's Common Stock at an exercise price of $24.50 per share representing the offering price of the Company's Common Stock. Such options vest in equal installments over a three-year period measured from the date of the Offering. In addition, the Company has granted to senior management options to purchase 521,400 shares of the Company's Common Stock (the "Senior Management Options"). Fifty percent of the Senior Management Options have an exercise price of $24.50 per share, representing 100% of the offering price of the Company's Common Stock, and vest in equal installments over a five-year period measured from the date of grant. The remaining fifty-percent of such options have an exercise price of $28.18 per share, representing 115% of the offering price of the Company's Common Stock, and vest in equal installments over a five-year period beginning on July 30, 1998, one year following the Offering. All of the foregoing options have a ten-year term.

NOTE 5 - SPECIAL CHARGES

     The Company recorded special charges of $20.1 million ($12.1 million after tax) during the quarter ended September 30, 1997 related to the integration of the Acquired NDCs into the Company's operations. Special charges are comprised primarily of $12.2 million in severance costs related to termination of employees and $7.9 million of other integration costs, principally related to duplicate facilities. The Company expects the integration activities to be completed in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            RESULTS OF OPERATIONS

                         GALILEO INTERNATIONAL, INC.

SUMMARY

     Prior to the consummation of the Offering, the Company conducted its business through Galileo International Partnership. Immediately prior to the consummation of the Offering, Galileo International Partnership was merged into a wholly owned limited liability company subsidiary of Galileo International, Inc. As a result of this Merger, (i) the Company became subject to U.S. federal and state income taxes that were previously borne by the partners of Galileo International Partnership and (ii) the Company recorded a $15.3 million nonrecurring charge to income tax expense to reflect the establishment of deferred tax assets and liabilities arising at the time of the Merger. Upon the Merger, the airline stockholders' partnership interests were replaced with Common Stock of the Company in the same proportion as that of their respective partnership interests in Galileo International Partnership.

     During the quarter ended September 30, 1997, the Company recorded a nonrecurring charge to operating expenses of $20.1 million related to the integration of the Company and its Acquired NDCs. This special charge consisted of $12.2 million in severance related costs and $7.9 million of other integration costs, principally related to duplicate facilities.

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

     REVENUES. Revenues increased $50.1 million, or 18.0%, from $277.6 million for the quarter ended September 30, 1996 to $327.7 million for the quarter ended September 30, 1997. Third quarter 1996 revenues represent Galileo International Partnership revenues whereas third quarter 1997 revenues include the impact of the NDC Acquisitions. The NDC Acquisitions resulted in $29.0 million of additional revenues or 57.9% of the revenue growth during this period. The remaining revenue growth resulted principally from increased booking volumes worldwide and, to a lesser extent, from an increase in the price per booking charged to airline travel vendors. This price increase became effective on March 1, 1997.

     OPERATING EXPENSES. Operating expenses increased $42.7 million, or 18.3%, from $233.8 million for the quarter ended September 30, 1996 to $276.5 million for the quarter ended September 30, 1997. Excluding the $20.1 million in special charges related to the integration of the Acquired NDCs into the Company's operations, operating expenses increased $22.6 million or 9.7% from $233.8 million for the quarter ended September 30, 1996 to $256.4 million for the quarter ended September 30, 1997. The NDC Acquisitions resulted in additional operating expenses which were partially offset by lower commissions as the Company does not pay commissions to Company-owned NDCs, but incurs the cost of operating these NDCs.

     OTHER EXPENSES, NET. Other expenses, net include interest expense, net of interest income, and foreign exchange gains or losses. Other expenses, net increased $0.4 million, from $2.1 million for the quarter ended September 30, 1996 to $2.5 million for the quarter ended September 30, 1997. This increase was primarily the result of lower interest income arising from lower cash and cash equivalents and higher interest expense arising from higher average debt levels over the quarter due to the NDC Acquisitions which occurred in the third quarter of 1997.

     INCOME TAXES. No provision for U.S. federal and state income taxes was recorded prior to July 31, 1997, as such liability was the responsibility of the partners of Galileo International Partnership, rather than of the Company. Certain of the Company's non-U.S. subsidiaries are subject to income taxes. As a result of the merger of Galileo International Partnership into a wholly owned limited liability company subsidiary of Galileo International, Inc., the Company recorded initial deferred income taxes of $15.3 million to reflect the establishment of deferred tax assets and liabilities. The remaining provisions for income taxes for the quarter ended September 30, 1997 relate to the period subsequent to July 30, 1997.

     NET INCOME. Net income was $41.4 million for the quarter ended September 30, 1996. Net income was $20.7 million for the quarter ended September 30, 1997. Net income in 1997 was impacted by the $15.3 million of initial deferred income taxes, the $12.1 million after tax effect of the special charges recorded as a result of the integration of the Acquired NDCs into the Company's operations, as well as the on-going recognition of US federal and state income taxes since July 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     REVENUES. Revenues increased $107.8 million, or 12.9%, from $834.7 million for the nine months ended September 30, 1996 to $942.5 million for the nine months ended September 30, 1997. 1996 revenues represent Galileo International Partnership revenues whereas 1997 revenues include the impact of the NDC Acquisitions. The NDC Acquisitions resulted in $29.0 million of additional revenues or 26.9% of the revenue growth during this period. The remaining revenue growth resulted principally from increased booking volumes worldwide and, to a lesser extent, from an increase in the price per booking charged to airline travel vendors. This price increase became effective on March 1, 1997.

     OPERATING EXPENSES. Operating expenses increased $82.5 million, or 12.0%, from $689.0 million for the nine months ended September 30, 1996 to $771.5 million for the nine months ended September 30, 1997. Excluding the $20.1 million in special charges related to the integration of the Acquired NDCs into the Company's operations, operating expenses increased $62.4 million or 9.1% from $689.0 million for the nine months ended September 30, 1996 to $751.4 million for the nine months ended September 30, 1997. The NDC Acquisitions resulted in additional operating expenses which were partially offset by lower commissions as the Company does not pay commissions to Company-owned NDCs, but incurs the cost of operating these NDCs.

     OTHER EXPENSES, NET. Other expenses, net include interest expense, net of interest income, and foreign exchange gains or losses. Other expenses, net decreased $4.4 million, from $6.9 million for the nine months ended September 30, 1996 to $2.5 million for the nine months ended September 30, 1997. This decrease was primarily the result of lower interest expense arising from lower debt levels and higher interest income arising from higher average levels of cash and cash equivalents over the periods.

     INCOME TAXES. No provision for U.S. federal and state income taxes was recorded prior to July 31, 1997 as such liability was the responsibility of the partners of Galileo International Partnership rather than of the Company. Certain of the Company's non-U.S. subsidiaries are subject to income taxes. As a result of the merger of Galileo International Partnership into a wholly owned limited liability company subsidiary of Galileo International, Inc., the Company recorded initial deferred income taxes of $15.3 million to reflect the establishment of deferred tax assets and liabilities. The remaining provisions for income taxes relate to the period subsequent to July 30, 1997.

     NET INCOME. Net income was $137.5 million for the nine months ended September 30, 1996. Net income was $139.3 million for the nine months ended September 30, 1997. Net income in 1997 was impacted by the $15.3 million of initial deferred income taxes, the $12.1 million after tax effect of the special charges recorded as a result of the integration of the Acquired NDCs into the Company's operations, as well as the on-going recognition of US federal and state income taxes since July 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $58.6 million and working capital totaled $53.8 million at September 30, 1997. At December 31, 1996, cash and cash equivalents totaled $78.2 million and working capital totaled $41.2 million. Cash and cash equivalents decreased by $19.6 million despite the repayment of $120.0 million of indebtedness under the Old Credit Agreement and $112.1 million in distributions to partners of Galileo International Partnership prior to the Merger, due principally to strong operating results.

     Cash flow used in investing activities principally relates to purchases of mainframe data processing and network equipment and purchases of computer equipment provided to the Company's travel agency subscribers by Company-owned NDCs. Capital expenditures, excluding the capitalization of internally developed software, were $40.0 million for the nine months ended September 30, 1997 compared to $27.2 million for the nine months ended September 30, 1996.

     Cash flow provided by financing activities includes $390.0 million in net proceeds from the sale of stock in the initial public offering ($384.3 million after deducting related expenses) and net borrowings under the Credit Agreements of $340.0 million, offset by the payment of distributions to the partners of Galileo International Partnership and repayments of $120.0 million under the Old Credit Agreement. In July 1997, prior to the Merger, final partner distributions were paid. Total cash used for partner distributions in 1997 through the date of the Merger was $112.1 million.

     On July 30, 1997, the Old Credit Agreement was terminated and replaced by the Credit Agreements with credit facilities totaling $600 million. The net proceeds to the Company from the Offering of $390.0 million, together with a portion of the initial borrowings under the Credit Agreements, were used by the Company to fund the acquisitions of ATS at a purchase price of $700.0 million, Traviswiss at a purchase price of $8.5 million and Galileo Nederland at a purchase price of $2.0 million and to fund the initial payments to SAirGroup of $2.6 million and to KLM of $2.8 million in connection with the termination of certain revenue sharing obligations. As of September 30, 1997, $340.0 million was outstanding under the Credit Agreements.

OTHER

     On July 30, 1997, the Company effected an initial public offering of 31,998,000 shares of Common Stock. Of such shares, 12,000,000 were issued and sold by the Company, resulting in $278.6 million of net proceeds to the Company, after deducting underwriting discounts and commissions. Stockholders of the Company selling 19,998,000 shares in the Offering received net proceeds of $464.3 million, after deducting underwriting discounts and commissions. On July 31, 1997, the U.S. underwriters of the Offering exercised their over-allotment option to purchase an additional 4,799,700 shares of Common Stock from the Company, resulting in the Company receiving additional net proceeds of $111.4 million on August 1, 1997.

                       PRO FORMA RESULTS OF OPERATIONS

                         GALILEO INTERNATIONAL, INC.

     This discussion of pro forma results of operations is based on the pro forma condensed combined statements of income presented in "Part II --- Other Information, Item 5. Other Information".

     SUMMARY

     The Company generates its revenue from the provision of electronic global distribution services and information services. During the nine months ended September 30, 1997, the Company generated approximately 90.3% of its revenue from electronic global distribution services and approximately 9.7% of its revenue from information services. The following table summarizes pro forma electronic global distribution services revenues by geographic location as a percentage of total revenues and summarizes total booking volumes for each of the periods indicated:


                                  Quarter                  Nine Months
                             Ended September 30,        Ended September 30,
                          -------------------------  -------------------------
                              1997         1996          1997         1996
                              ----         ----          ----         ----
United States (1)            46.3%         48.4%         46.4%        48.5%
International (1)            53.7          51.6          53.6         51.5
                          ----------------------------------------------------
   Total Revenues           100.0%        100.0%        100.0%       100.0%
                          ====================================================

(In millions of bookings)
Air - United States (1)      34.6          34.7         107.2        105.5
Air - International (1)      43.7          39.9         135.0        121.8
                          ----------------------------------------------------
                             78.3          74.6         242.2        227.3

Car/Hotel/Leisure             6.8           5.9          19.9         17.4
                          ----------------------------------------------------
   Total Bookings            85.1          80.5         262.1        244.7
                          ====================================================

(1) The location of the travel agent making the booking determines the geographic region credited with the related revenues.

PRO FORMA THIRD QUARTER 1997 COMPARED TO PRO FORMA THIRD QUARTER 1996

     REVENUES. Pro forma revenues increased $27.3 million, or 8.7%, from $315.4 million for the quarter ended September 30, 1996 to $342.7 million for the quarter ended September 30, 1997.

     Pro forma electronic global distribution services revenues related to airline bookings increased 8.4% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. Electronic global distribution services revenues related to bookings of car rentals and hotel reservations increased 17.6% over the same period. Airline booking volumes in the United States declined slightly (0.3%) for the quarter as carriers heightened their efforts to minimize certain bookings that they feel do not add value, while international airline volumes increased 9.5% over the same period last year. In addition to increased bookings volumes worldwide, but to a lesser extent, revenues increased due to a March 1, 1997 increase in the price per booking charged to airline travel vendors.

     COST OF OPERATIONS. Pro forma cost of operations expenses increased $5.0 million, or 3.8%, from $132.4 million for the quarter ended September 30, 1996 to $137.4 million for the quarter ended September 30, 1997. This increase was primarily attributable to increased communication costs and equipment maintenance and software costs on upgraded processors to support the Company's revenue growth. Pro forma cost of operations expenses continue to reflect lower increases than revenue growth due to the Company's focus on increased productivity along with favorable supplier contracts, especially in the areas of communications, travel and facilities. Certain amounts in pro forma operating expenses for the quarter ended September 30, 1996 have been reclassified between pro forma cost of operations and pro forma commissions, selling and administrative expenses to reflect more complete information obtained as a result of the integration of the Acquired NDCs into the Company's operations. This reclassification had no effect on overall operating expenses for the quarter.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Pro forma commissions, selling and administrative expenses increased $8.0 million, or 6.5%, from $123.4 million for the quarter ended September 30, 1996 to $131.4 million for the quarter ended September 30, 1997. Pro forma NDC commissions and subscriber incentive payments increased $7.1 million, or 9.7%, from $73.2 million for the quarter ended September 30, 1996 to $80.3 million for the quarter ended September 30, 1997, reflecting the increase in electronic global distribution services revenues and increased subscriber incentive payments. Subscriber incentive payments represent costs associated with maintaining and expanding the Company's travel agency base. NDC commissions are generally based on a percentage of booking revenues and have, therefore, grown at a rate consistent with the growth in booking fees by country. Remaining pro forma commissions, selling and administrative expenses increased $0.9 million, or 1.8%, from $50.2 million to $51.1 million over the same periods. This limited growth in other pro forma commissions, selling and administrative expenses reflects the Company's continued focus on expense management, including lower increases in aggregate wages and benefits, travel and facilities costs.

     The Company does not pay commissions to Company-owned NDCs, but incurs the costs of operating these NDCs. Pro forma commissions, selling and administrative expenses reflect the elimination of commissions formerly paid to ATS, Traviswiss and Galileo Nederland and the costs of operating these NDCs have been included in appropriate operating expense categories.

     SPECIAL CHARGES. During the quarter ended September 30, 1997, the Company incurred a nonrecurring charge of $20.1 million ($12.1 million, net of taxes) related to the integration of the Acquired NDCs into the Company's operations. This special charge consisted of $12.2 million in severance related costs and $7.9 million of other integration costs, principally related to duplicate facilities.

     OPERATING INCOME. Pro forma operating income, excluding special charges, increased $14.3 million, or 24.0%, from $59.6 million for the quarter ended September 30, 1996 to $73.9 million for the quarter ended September 30, 1997, resulting in an improvement in pro forma operating margin from 18.9% for the quarter ended September 30, 1996 to 21.6% for the quarter ended September 30, 1997.

     OTHER EXPENSES, NET. Pro forma other expenses, net include interest expense, net of interest income, and foreign exchange gains or losses. Pro forma other expenses, net decreased $3.8 million, or 51.4%, from $7.4 million for the quarter ended September 30, 1996 to $3.6 million for the quarter ended September 30, 1997. This decrease was primarily the result of lower interest expense arising from lower debt levels and interest rates.

     INCOME TAXES. Pro forma income taxes increased $14.1 million, or 66.5%, from $21.2 million for the quarter ended September 30, 1996 to $35.3 million for the quarter ended September 30, 1997. As a result of the merger of Galileo International Partnership into a wholly owned limited liability company subsidiary of Galileo International, Inc., the Company recorded initial deferred income taxes of $15.3 million to reflect the establishment of deferred tax assets and liabilities. Pro forma income taxes for the quarter ended September 30, 1997 also reflect an $8.0 million reduction for the tax effect of the special charge to operating expenses. The remaining net increase in pro forma income taxes was principally due to higher pro forma net income, excluding the special charge.

     NET INCOME. Pro forma net income, excluding special charges and initial deferred income taxes, increased $11.3 million, or 36.5%, from $31.0 million for the quarter ended September 30, 1996 to $42.3 million for the quarter ended September 30, 1997. Net income as a percentage of revenues, excluding special charges and initial deferred income taxes, increased to 12.3% from 9.8% over the same period.

PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1996

     REVENUES. Pro forma revenues increased $91.7 million, or 9.7%, from $946.2 million for the nine months ended September 30, 1996 to $1,037.9 million for the nine months ended September 30, 1997.

     Pro forma electronic global distribution services revenues related to airline bookings increased 9.7% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Electronic global distribution services revenues related to bookings of car rentals and hotel reservations increased 16.0% over the same period. Airline booking volumes in the United States rose 1.6% for the period as carriers heightened their efforts to minimize certain bookings that they feel do not add value, while international airline volumes increased 10.8% over the same period last year. In addition to increased bookings volumes worldwide, but to a lesser extent, revenues increased due to a March 1, 1997 increase in the price per booking charged to airline travel vendors.

     COST OF OPERATIONS. Pro forma cost of operations expenses increased $9.2 million, or 2.4%, from $389.3 million for the nine months ended September 30, 1996 to $398.5 million for the nine months ended September 30, 1997. This increase was primarily attributable to increased communication costs and equipment and software costs on upgraded processors to support the Company's revenue growth. Cost of operations expenses continue to reflect lower increases than revenue growth due to the Company's focus on increased productivity along with favorable supplier contracts, especially in the area of communications, equipment maintenance, travel and facilities. Certain amounts in pro forma operating expenses for the nine months ended September 30, 1996 and 1997 have been reclassified between pro forma cost of operations and pro forma commissions, selling and administrative expenses to reflect more complete information obtained as a result of the integration of the Acquired NDCs into the Company's operations. This reclassification had no effect on overall operating expenses for the periods.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Pro forma commissions, selling and administrative expenses increased $39.4 million, or 10.9%, from $360.4 million for the nine months ended September 30, 1996 to $399.8 million for the nine months ended September 30, 1997. Pro forma NDC commissions and subscriber incentive payments increased $29.4 million, or 12.9%, from $228.1 million for the nine months ended September 30, 1996 to $257.5 million for the nine months ended September 30, 1997, reflecting the increase in electronic global distribution services revenues and increased subscriber incentive payments. Subscriber incentive payments represent costs associated with maintaining and expanding the Company's travel agency base. NDC commissions are generally based on a percentage of booking revenues and have, therefore, grown at a rate consistent with the growth in booking fees by country. Remaining pro forma commissions, selling and administrative expenses increased $10.0 million, or 7.6%, from $132.3 million to $142.3 million over the same periods. This moderate growth in other pro forma commissions, selling and administrative expenses reflects the Company's continued focus on expense management, including lower increases in aggregate wages and benefits, travel and facilities costs.

     SPECIAL CHARGES. During the quarter ended September 30, 1997, the Company incurred a nonrecurring charge of $20.1 million ($12.1 million, net of taxes) related to the integration of the

Acquired NDCs into the Company's operations. This special charge consisted of $12.2 million in severance related costs and $7.9 million of other integration costs, principally related to duplicate facilities.

     OPERATING INCOME. Pro forma operating income, excluding special charges, increased $43.1 million, or 21.9%, from $196.5 million for the nine months ended September 30, 1996 to $239.6 million for the nine months ended September 30, 1997, resulting in an improvement in pro forma operating margin from 20.8% for the nine months ended September 30, 1996 to 23.1% for the nine months ended September 30, 1997.

     OTHER EXPENSES, NET. Pro forma other expenses, net include interest expense, net of interest income and foreign exchange gains or losses. Pro forma other expenses, net decreased $8.4 million, or 35.7%, from $23.5 million for the nine months ended September 30, 1996 to $15.1 million for the nine months ended September 30, 1997. This decrease was primarily the result of lower interest expense arising from lower debt levels and interest rates over the periods.

     INCOME TAXES. Pro forma income taxes increased $26.2 million, or 37.2%, from $70.4 million for the nine months ended September 30, 1996 to $96.6 million for the nine months ended September 30, 1997. As a result of the merger of Galileo International Partnership into a wholly owned limited liability company subsidiary of Galileo International, Inc., the Company recorded initial deferred income taxes of $15.3 million to reflect the establishment of deferred tax assets and liabilities. Pro forma income taxes for the nine months ended September 30, 1997 also reflect an $8.0 million reduction for the tax effect of the special charge to operating expenses. The remaining net increase in pro forma income taxes was principally due to higher pro forma net income, excluding the special charge.

     NET INCOME. Pro forma net income, excluding special charges and initial deferred income taxes, increased $32.6 million, or 31.8%, from $102.6 million for the nine months ended September 30, 1996 to $135.2 million for the nine months ended September 30, 1997. Pro forma net income, excluding special charges and initial deferred income taxes, as a percentage of pro forma revenues increased to 13.0% from 10.8% over the same period.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this report which are not purely historical facts, including statements regarding the Company's anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including the risks and uncertainties described from time to time in the Company's filings with the Securities and Exchange Commission including the Company's Registration Statement (No. 333-27495) on Form S-1 filed on May 20, 1997, as amended. Readers are cautioned not to place undue reliance on these forward-looking statements.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     In connection with the Offering, on July 30, 1997, the Certificate of Incorporation of the Company was restated (the "Restated Certificate of Incorporation") to provide for authorized capital stock of (i) 250,000,000 shares of Common Stock, par value $.01 per share; (ii) 7 shares of Special Voting Preferred Stock, par value $.01 per share; and (iii) 25,000,000 shares of Preferred Stock, par value $.01 per share. Also in connection with the Offering, the Company issued 16,799,700 shares of Common Stock, including 4,799,700 shares issued upon the exercise of the U.S. underwriters' over-allotment option.

     In connection with the Merger, an aggregate of 88,000,000 shares of Common Stock and 7 shares of Special Voting Preferred Stock were issued to the partners of Galileo International Partnership. Such issuances were exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended. No shares of the Preferred Stock were issued as of September 30, 1997.

     On May 20, 1997, the Company filed a Registration Statement (No.
333-27495) with the Securities and Exchange Commission to register 36,797,700 shares of the Company's Common Stock including 19,998,000 shares to be sold by certain selling stockholders. On July 30, 1997, the Company sold 12,000,000 shares of Common Stock, with an aggregate offering price of $294.0 million, and the selling stockholders sold 19,998,000 shares, with an aggregate offering price of $490.0 million, pursuant to the Registration Statement, which was declared effective by the Securities and Exchange Commission on July 24, 1997. The Offering was completed on July 30, 1997. On July 31, 1997 the U.S. underwriters, represented by Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan
Securities Inc. and SBC Warburg Inc., exercised their over-allotment option to purchase an additional 4,799,700 shares of Common Stock from the Company, with an aggregate offering price of $117.6 million. The net offering proceeds to the Company from the Offering were $384.3 million, after deducting underwriting discounts and commission of $21.6 million and estimated offering expenses of $5.7 million for legal, accounting and other services payable to unaffiliated entities. The net proceeds were used for the acquisition of the Acquired NDCs from certain stockholders of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 24, 1997, Galileo International Partnership, as sole stockholder of the Company, consented to a number of matters in connection with the Offering, including the approval of the Restated Certificate of Incorporation, the approval of the Company's Stock Incentive Plan and the approval of the Company's 1997 Non-Employee Director Stock Plan.

ITEM 5. OTHER INFORMATION

     The accompanying pro forma statements of income are based on the historical financial statements of Galileo International Partnership, ATS, Traviswiss and Galileo Nederland. The pro forma statements of income give pro forma effect to (i) the Merger; (ii) the Offering; (iii) the incurrence of $328.7 million of indebtedness under the Credit Agreements; (iv) the acquisition of ATS, Traviswiss, and Galileo Nederland; and (v) the termination of certain revenue sharing obligations. Such transactions were assumed to be consummated on January 1, 1996.

     The accompanying pro forma condensed combined statements of income do not purport to represent what the Company's operating results would have been had such transactions occurred on the dates indicated or to project the Company's operating results for any future period. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

     The pro forma condensed combined statements of income should be read in conjunction with the consolidated financial statements of Galileo International, Inc. (formerly Galileo International Partnership through July 30, 1997) included elsewhere herein as well as the Financial Statements and Pro Forma Condensed Combined Financial Information included in the Registration Statement. (No. 333-27495) on Form S-1 filed by Galileo International, Inc. with the Securities and Exchange Commission on May 20, 1997, as amended.

                        GALILEO INTERNATIONAL, INC.
              PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)


                                                         Quarter                       Nine Months
                                                    Ended September 30,             Ended September 30,
                                               ----------------------------    -----------------------------
                                                    1997           1996            1997            1996
                                                    ----           ----            ----            ----
Revenues:
  Electronic global distribution services      $    309,391    $    282,572    $    938,754     $    850,495
  Information services                               33,327          32,874          99,158           95,706
                                               ------------    ------------    ------------     ------------
                                                    342,718         315,446       1,037,912          946,201
Operating expenses:
  Cost of operations                                137,339         132,355         398,464          389,269
  Commissions, selling and administrative           131,431         123,441         399,856          360,441
  Special charges                                    20,111            -             20,111             -
                                               ------------    ------------    ------------     ------------
                                                    288,881         255,796         818,431          749,710
                                               ------------    ------------    ------------     ------------
Operating income                                     53,837          59,650         219,481          196,491
Other income (expense):
  Interest income (expense), net                     (4,456)         (7,336)        (17,981)         (24,152)
  Other, net                                            774             (87)          2,858              699
                                               ------------    ------------    ------------     ------------
                                                     (3,682)         (7,423)        (15,123)         (23,453)
                                               ------------    ------------    ------------     ------------
Income before income taxes                           50,155          52,227         204,358          173,038

Income taxes:
  Income taxes                                       19,981          21,261          81,287           70,441
  Initial deferred income taxes                      15,335            -             15,335             -
                                               ------------    ------------    ------------     ------------
                                                     35,316          21,261          96,622           70,441
                                               ------------    ------------    ------------     ------------

Net income                                     $     14,839    $     30,966    $    107,736     $    102,597
                                               ============    ============    ============     ============

Pro forma weighted average
  number of shares outstanding                  104,799,700     104,799,700     104,799,700      104,799,700
                                               ============    ============    ============     ============

Pro forma earnings per share                   $       0.14    $       0.30    $       1.03     $       0.98
                                               ============    ============    ============     ============
Pro forma operating income,
  excluding special charges                    $     73,948                    $    239,592
                                               ============                    ============
Pro forma net income, excluding
  special charges and initial
  deferred income taxes                        $     42,273                    $    135,170
                                               ============                    ============
Pro forma earnings per share,
  excluding special charges and
  initial deferred income taxes                $       0.40                    $       1.29
                                               ============                    ============


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits


                                                                  Sequentially
    Exhibit                                                       Numbered
    Number                   Description                          Page
    -------                  -----------                          ----
     10.43       Form of Deferred Compensation Arrangements For
                 Senior Officers of Galileo International, Inc.

     27          Financial Data Schedule





















___________________________________________

(b) Reports on Form 8-K - No current reports on Form 8-K were filed for the quarter ended September 30, 1997.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Galileo International, Inc.



Date: November 12, 1997               By: /s/ Paul H. Bristow
                                          -------------------------
                                          Paul H. Bristow
                                          Director, Senior Vice President and
                                          Chief Financial Officer

                         GALILEO INTERNATIONAL, INC.

                                EXHIBIT INDEX


                                                                  Sequentially
    Exhibit                                                       Numbered
    Number                   Description                          Page
    -------                  -----------                          ----
     10.43       Form of Deferred Compensation Arrangements For
                 Senior Officers of Galileo International, Inc.

     27          Financial Data Schedule
