Form 10-K405
period 1997-12-31
GALILEO INTERNATIONAL INC
filed 1998-03-17
CIK 1039300

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

(Mark One)

  [X]
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the transition period from   to

                        COMMISSION FILE NUMBER 1-13153

                          GALILEO INTERNATIONAL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-4156005
     (STATE OR OTHER JURISDICTION                   (IRS EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

          9700 WEST HIGGINS ROAD, SUITE 400, ROSEMONT, ILLINOIS 60018 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (847) 518-4000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------            -----------------------------------------
      Common Stock, par value $.01 per share           New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant: (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 1998 was approximately $2,182,000,000. At March 9, 1998, there were 104,799,700 shares of Common Stock, par value $.01 per share, of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          GALILEO INTERNATIONAL, INC.

                          YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I
  ITEM 1. BUSINESS........................................................   1
  ITEM 2. PROPERTIES......................................................   7
  ITEM 3. LEGAL PROCEEDINGS...............................................   8
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   8
  ITEM 4A. LIST OF EXECUTIVE OFFICERS.....................................   8
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS ........................................................   9
  ITEM 6. SELECTED FINANCIAL DATA.........................................  11
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS ..........................................  12
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  22
  ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE............................................  22
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............  22
  ITEM 11. EXECUTIVE COMPENSATION.........................................  22
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.  23
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  23
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-
           K..............................................................  23

                                    PART I

ITEM 1. BUSINESS

  Galileo International, Inc. is one of the world's leading providers of electronic global distribution services for the travel industry utilizing a computerized reservation system ("CRS"). The Company provides travel agencies at approximately 37,000 locations, as well as other subscribers, with the ability to access schedule and fare information, book reservations and issue tickets for more than 500 airlines. Galileo International, Inc. also provides subscribers with information and booking capability covering 45 car rental companies and more than 200 major hotel chains with approximately 37,000 properties throughout the world. The Company completed more than 300 million bookings in 1997, representing an estimated $55 billion in travel services. The Company's travel agency subscribers operate more than 153,000 computer terminals, all of which are linked to the Company's Data Center, one of the world's largest commercial data processing complexes, with a system uptime performance record of better than 99.9%.

  Effective July 30, 1997, Galileo International Partnership merged into a wholly owned limited liability company subsidiary of Galileo International, Inc. (the "Merger"). Unless otherwise indicated, references to the "Company" mean, at all times prior to the time of the Merger, Galileo International Partnership and its consolidated subsidiaries and, at all times thereafter, Galileo International, Inc. and its consolidated subsidiaries. In connection with the Merger, the Company effected an initial public offering of its Common Stock at an initial public offering price of $24.50 per share resulting in net proceeds to the Company, after exercise of the underwriters' over-allotment option, of $384.3 million after deducting underwriting discounts, commissions and other expenses (the "Offering").

  The Company believes that, based on revenues, it is currently the most internationally diversified provider of electronic global distribution services for the travel industry. More than one-half of the Company's 1997 revenues were derived from bookings made by subscribers outside of the United States. The Company believes that is has attained significant market share in many of the most important and competitive markets for travel services, including the United States and markets in Europe, Asia/Pacific, Canada, the Middle East, Africa, and Latin America. The Company competes in many of these markets using its network of national distribution companies ("NDCs"), a distribution structure that has enabled the Company to work closely with associates that possess detailed knowledge of local travel market conditions. The Company believes that its extensive international business experience, as well as its experience in operating with an internationally diverse group of airline stockholders, provides a firm base for expansion into new overseas markets, many of which offer strong growth potential.

  In addition to its core electronic global distribution services business, the Company offers travel industry-related information services that draw upon the Company's in-depth knowledge of the industry and its expertise in developing and operating complex, mission-critical transaction processing systems. The Company provides the internal reservation system used by United Air Lines, Inc. ("United Airlines") and operates GlobalFares, a fares quotation system used by over 100 airlines worldwide. The Company intends to explore ways to apply its technological expertise in new lines of business, including consulting for airlines and other travel service providers and providing information processing and network management for travel-related businesses that are increasingly outsourcing such non-core functions.

STRATEGY

  The Company intends to reinforce its position as a leading provider of electronic global distribution services and to continue to capitalize on its competitive advantages, the key elements of which are: (i) a well-balanced and global presence, (ii) established relationships with a diverse group of travel vendors and subscribers, (iii) a technologically advanced information system operated by a highly skilled technical staff, (iv) a comprehensive offering of innovative products and (v) a strong business partnership, reinforced through equity ownership, with 11 of the world's leading airlines.

  The Company operates globally and believes that in-depth knowledge of the local travel markets in which it distributes its products is essential to developing and strengthening its ties to travel vendors and the local travel agencies which generate high booking volumes. The Company will therefore continue to attempt to expand its influence in local markets by building alliances with influential associates that understand the local travel market and are positioned to design and implement successful sales and marketing programs and, in certain mature CRS markets, by seeking opportunities to vertically integrate its operations through the acquisition of NDCs. Consistent with this strategy, with funds provided in part by the Offering, the Company acquired three NDCs in mid-1997 that market the Company's products in the United States, Mexico, certain islands of the Caribbean, Switzerland and The Netherlands.

  The Company strives to provide superior customer service in order to strengthen relationships with its established base of travel vendors and subscribers and to attract new travel vendors and subscribers to its core electronic global distribution services business. The Company also intends to accelerate the development and deployment of its products in the marketplace. To this end, the Company has established a rapid application development program that is characterized by a set of protocols which identify speed-to-market as a primary objective.

  The Company refines its information technology on a regular basis in order to maintain a cost-effective system that is fully integrated from travel vendor to subscriber and is tailored to individual customer needs. The Company utilizes an architecture with standard open interfaces and protocols to ensure the efficient distribution of information among users.

  Corporate travel departments and individual consumers are demonstrating an increased interest in directly accessing the information and services provided by a CRS. In response, the Company is developing new product offerings for travel agencies and travel vendors which will enable their customers to access travel information through a variety of media. Among the Company's initiatives are Travelpoint, a desk-top software and network package that links corporate travel departments and individuals to travel agencies, and Travelpoint.com, an Internet-based version of this software, and a variety of direct access products branded and distributed by airlines that use the Company's systems.

ELECTRONIC GLOBAL DISTRIBUTION SERVICES--MARKETS

  As of December 31, 1997, the Company provided electronic global distribution services for the travel industry in 84 countries via a network of on-line terminals operated at approximately 37,000 travel agency locations worldwide.

  The geographic breadth of the Company is demonstrated by the table below which shows the approximate number of travel agency locations and terminals by region.

                                                       TRAVEL
                                                       AGENCY
                                                    LOCATIONS AT  TERMINALS AT
                                                    DECEMBER 31,  DECEMBER 31,
                                                        1997          1997
                                                    ------------  -------------
      REGION                                        NUMBER   %    NUMBER    %
      ------                                        ------ -----  ------- -----
      United States and Mexico..................... 12,800  34.3   59,800  39.0
      Europe....................................... 12,400  33.2   53,300  34.7
      Asia/Pacific.................................  4,800  12.9   18,800  12.3
      Canada.......................................  3,200   8.6   10,800   7.0
      Middle East/Africa...........................  2,600   7.0    8,000   5.2
      Latin America................................  1,500   4.0    2,800   1.8
                                                    ------ -----  ------- -----
                                                    37,300 100.0% 153,500 100.0%
                                                    ====== =====  ======= =====

  Through an alliance with GETS Marketing Company entered into in March 1997, the Company is further strengthening its base in a diverse group of developing new CRS markets. GETS members, consisting primarily of national airlines representing 22 markets in which the Company did not have a presence, signed agreements to distribute the Company's systems to subscribers in Africa, the Middle East, Eastern Europe, Asia and Latin America.

ELECTRONIC GLOBAL DISTRIBUTION SERVICES--CUSTOMER BASE: TRAVEL VENDORS

  The Company derives substantially all of its revenues from booking fees paid by travel vendors. Travel vendors store, display, manage and sell their services through the Company's system. Airlines and other travel vendors are offered varying levels of functionality at which they can participate in the Company's systems, known as Apollo in North America and Japan and Galileo in the rest of the world. In 1997, approximately 92% of the Company's booking fee revenues were generated from airlines.

  The booking fee structure for airlines varies based upon the location of the subscriber generating the booking. For bookings made in the United States, Canada, Mexico, certain islands of the Caribbean and Japan, the Company charges airlines a fee per transaction and, thereby, earns a separate fee for each booking and for each cancellation. In the rest of the world, the Company charges airlines a booking fee per "net segment." In that case, the Company earns a fee for net bookings (gross bookings, less cancellations). Globally, non-air travel vendors are generally charged a fee per net booking. The Company charges premiums for higher levels of functionality selected by the travel vendors.

ELECTRONIC GLOBAL DISTRIBUTION SERVICES--CUSTOMER BASE: SUBSCRIBERS

  The Company offers products to travel agencies and other subscribers that enable them to electronically locate, price, compare and purchase travel vendors' services through the Company's systems. By accessing the electronic marketplace created by the Company's systems, the subscriber is able to obtain schedule, availability and pricing information, and purchase travel services from multiple travel vendors for complex travel itineraries.

  Travel agencies access the Company's systems using hardware and software typically provided by the Company or an NDC. The Company and the NDCs also provide technical support and other assistance to the travel agencies. Through the NDCs and its internal sales and marketing organization, the Company has relationships with travel agencies of all sizes throughout the world. Multinational travel agencies constitute an important category of subscribers because of the high volume of business that can be generated through a single relationship. Bookings generated by the Company's five multinational travel agencies constituted 18.6% of the bookings made through the Company's systems in 1997.

  With the rise in popularity of personal computers, commercial on-line services and other means of Internet access, individual consumers increasingly have the ability to purchase services directly from travel vendors that have electronic distribution capability. Because of the highly complex nature of the travel industry, with hundreds of competing providers, constantly changing schedules and often confusing fare structures, the Company believes the consumer's need for experienced and well-informed intermediaries will continue despite growing consumer acceptance of and demand for electronic commerce. The Company has therefore developed or facilitated the use of direct access products for travel vendors and travel agencies to target individual consumers. The Company provides software products to travel vendors and travel agencies which these entities can then distribute to their end-user customers.

ELECTRONIC GLOBAL DISTRIBUTION SERVICES--PRODUCT DISTRIBUTION

  The Company distributes its products to subscribers primarily through its internal sales and marketing organization and its NDCs. In markets not supported directly by the Company's sales and marketing organization, the Company prefers to use the NDC structure, where feasible, in order to take advantage of the NDCs' local market knowledge, as well as its travel vendor and subscriber relationships. The NDC is responsible for cultivating the initial relationship with subscribers in its territory, installing subscribers' computer equipment, maintaining the hardware and software supplied to the subscribers and providing ongoing customer support. The NDC earns a share of the booking fees generated from the NDC's territory, as well as subscriber fees.

  The Company's local sales and marketing groups distribute the Company's products in the United States, Mexico, certain islands of the Caribbean, Belgium, France, Germany, Spain, Portugal, The Netherlands, Switzerland, Hong Kong, Singapore, The Philippines, and Brazil, which collectively account for approximately 58% of the Company's 1997 bookings.

  Affiliates of certain airlines stockholders own the NDCs whose distribution territories cover Austria, Canada, Greece, Ireland, Italy, Japan and the United Kingdom. Collectively, these NDCs manage subscriber accounts that generated approximately 27% of the Company's 1997 bookings.

  Associate NDCs, typically the national airline of the relevant country or a local travel-related business, own or operate NDCs that accounted for approximately 15% of the Company's booking volume in 1997.

  The Company and its NDCs distribute direct access products such as Travelpoint and Travelpoint.com to travel agencies for use by their corporate and individual customers. The Company and its NDCs also distribute the Company's products to certain Internet-based travel service providers. The World Wide Web sites of those travel service providers allow individual consumers direct access to the Company's systems and provide the Company with an additional means of generating booking fees.

  The Company has also developed or facilitated the development of branded direct access products for certain airlines (such as Priority TravelWorks for US Airways and United Connection for United Airlines). The Company has adopted this approach in marketing and distributing direct access products that are branded by the sponsoring airline and marketed directly by the airline to its corporate and individual customers. These products provide access to the Company's systems and, therefore, generate booking fees for the Company.

INFORMATION SERVICES

  As a result of developing and operating one of the world's largest CRSs, the Company has acquired significant knowledge of, and experience in, both the travel business and the information technology business. This knowledge and experience has created a basis from which the Company has been able to provide a range of specialized information technology solutions to airlines throughout the world. The Company currently provides fares quotation services, internal reservation services, other internal management services and software development services to such airlines.

  The Company currently provides fares quotation services through its GlobalFares fares quotation system to airlines throughout the world. GlobalFares is used in conjunction with each airline's internal reservation system, and provides pricing information which meets the challenges and complexities of real-time fares quotation processing. GlobalFares is currently utilized by over 100 airlines in approximately 120 countries, and the Company plans to continue to market GlobalFares to other airlines.

  The Company also provides internal reservation services to United Airlines. Such services include the display of schedules and availability, the reservation, sale and ticketing of travel services and the display of other travel-related information to United Airlines' airport offices, city ticket offices and reservation centers throughout the world. In addition, the Company provides certain other internal management services to United Airlines and to other airline stockholders. Other internal management services include network management, departure control, availability displays, inventory management, database management and systems and software operations. The Company is exploring opportunities to expand its offering of these services to other airlines.

TECHNOLOGY

  Since 1994, the Company has made significant investments in technology and related equipment. The Company believes that it will benefit from operating economies of scale as its technology is easily expandable and can support incremental volume with minimal additional investment.

  The Company's computer systems provide real-time, high-volume transaction processing and are supported by 20 mainframes, providing 31 processor images with a combined processing capacity of 4,136 MIPS (millions of instructions per second). Additional peripheral hardware provides approximately 10.4 terabytes of disk information storage. The Company's computer systems are operational 24 hours a day, every day of the year. They process, on average, over 98 million requests for information per day. At peak times, the Company has processed over 5,000 messages per second.

  The Company's global communications network provides a fast, resilient and reliable method for travel agencies and travel vendors to access the Company's systems. The Company's sites near Denver and London use a meshed backbone network to provide direct connections from the Company to certain locations in North America and Europe. This backbone network provides automatic rerouting in the event of a circuit failure. In addition to the meshed backbone network, the Company makes extensive use of independent international network service providers to increase its reach into the global market.

  The Company's data and transaction processing services are dependent on the Company's Data Center. The Company maintains comprehensive security and backup systems in order to deliver consistent, reliable service to customers. Although the Company believes it has taken sufficient precautions to protect this facility and to achieve network security, a natural or manmade disaster or other calamity that causes significant damage to the facility or the Company's systems would have a material adverse effect on the business, financial condition and results of operations of the Company.

COMPETITION--ELECTRONIC GLOBAL DISTRIBUTION SERVICES

  The Company competes in the provision of electronic global distribution services primarily against other well-established CRSs. The Company's principal competitor in the United States is SABRE, and its competitors in the rest of the world include Abacus, Amadeus/System One, SABRE and Worldspan. To a lesser extent, the Company also competes, on a regional basis, against Axess, Infini and Topas. Many of these competitors offer products which are similar to the products of the Company.

  Competition to attract and retain travel agency subscribers is intense. In highly competitive markets, the Company and other CRSs offer incentive payments to travel agency subscribers if certain productivity or booking volume growth targets are achieved. Although expansion of the use of such incentive payments could adversely affect the Company's profitability, the Company's failure to continue to make such incentive payments could result in the loss of some travel agency subscribers. If the Company were to lose a significant portion of its current base of travel agencies to a competing CRS or if the Company were forced to increase the amounts of such incentive payments significantly, the Company's business, financial condition and results of operations could be materially adversely affected.

COMPETITION--INFORMATION SERVICES

  Competition within the information services market is segmented by the type of service offering. Internal reservation services competitors include SABRE, EDS and British Airways (through Speedwing). Competitors for data center and network outsourcing include IBM, EDS and niche suppliers such as SABRE and Speedwing. The primary competitors for information technology consulting include IBM, EDS and Andersen Consulting for full service consulting, as well as SABRE and Speedwing which provide specialized consulting within the information technology arena.

RELATIONSHIP WITH AIRLINE STOCKHOLDERS

  As of December 31, 1997, the airline stockholders owned, in the aggregate, approximately 64.9% of the Company's outstanding Common Stock. The airline stockholders controlled by United Airlines and KLM Royal Dutch Airlines ("KLM") are the Company's two largest stockholders, owning approximately 31.9% and 10.2% of the outstanding Common Stock, respectively. No other airline stockholder owns more than 10% of the outstanding Common Stock. In addition, Special Voting Preferred Stock allows certain of the airline stockholders to elect a total of seven of the 13 members of the Company's Board of Directors. The airline stockholder controlled by United Airlines owns three shares of such Special Voting Preferred Stock and the airline stockholders controlled by KLM, US Airways, Inc. ("US Airways"), British Airways plc and SAirGroup each own one share, each such share entitling the holder thereof (or in certain circumstances, such holder's transferee) to elect one director. As to the remaining six directors, the airline stockholders have agreed, pursuant to an agreement with the Company (the "Stockholders' Agreement"), to vote their shares of Common Stock in favor of the election of three independent directors who will be nominated by the Board of Directors and three management directors. As a result, as long as the Stockholders' Agreement remains in effect and the airline stockholders own in the aggregate more than 50% of the outstanding Common Stock, the airline stockholders will control the election of the entire Board of Directors.

  Effective July 1997, the Company entered into sales representation agreements with United Airlines and US Airways pursuant to which these airlines supply the sales force for the Company's Apollo brand reservations products to subscribers in the United States and Mexico. The Company also entered into non-competition agreements with each of the airline stockholders which prohibit the airline stockholders and their affiliates from competing with the Company in providing reservation services to neutral travel agencies. However, the non-competition agreements include certain exceptions that permit the airline stockholders and their affiliates to, among other things, provide and market certain reservation services to certain customers of the airline stockholders.

  United Airlines is the largest single travel vendor utilizing the Company's systems generating revenues that accounted for approximately 16.6% of total revenues in 1997. No other travel vendor accounted for 10% or more of the Company's revenue in 1997.

INDUSTRY REGULATION

  The Company's business is subject to regulation in the United States, the European Union, Canada, Australia and New Zealand. Each jurisdiction's rules are largely based on the same set of core premises: that a CRS must treat all participating airlines equally, whether or not they are owners of the system; that airlines owning CRSs must not discriminate against the CRSs they do not own; and that CRS relationships with travel agencies should not be an impediment to competition from other CRSs or to the provision of service to the traveler. While each jurisdiction has focused on the CRS industry's role in the airline industry, the U.S. CRS Rules and the EU CRS Rules have the greatest impact on the Company because of the volume of business transacted by the Company in the United States and the European Union. Neither jurisdiction currently seeks to regulate CRS relationships with non-airline participants such as hotel and car rental companies, although discussions have taken place in Europe about whether rail services should be incorporated into CRS displays and it is expected that future European Union regulations will address this issue. The U.S. CRS Rules, among other things, prohibit a CRS that is owned by an airline or an airline affiliate from entering into contracts with travel agencies that contain exclusivity clauses or that require the agency to maintain a certain percentage of computer terminals or bookings for a particular CRS.

  In several respects, the United States and European Union regulators have reached similar conclusions regarding the appropriate means of ensuring the achievement of the desired results. Both jurisdictions recognize that there is a possibility that subscribers will book flights which appear early on in availability displays, as they may be reluctant to read through all information presented in such displays. Accordingly, both jurisdictions require systems to provide airline displays for travel agencies which are ordered on the basis of neutral principles and that all airlines must be charged the same fees for the same level of participation. The EU CRS Rules go further and require that fees must be reasonably structured and reasonably related to the cost of the service provided and used. Moreover, under EU CRS Rules, airlines have the ability to disallow certain types of bookings, unless they have already been accepted.

  Both the United States and European Union regulators seek to redress the potential that a CRS used for internal reservation purposes would offer a travel agency subscriber superior access to the hosted airline and inferior access to all other airlines. The EU CRS Rules mandate a separation between the internal reservations functionality and the functionality used by travel agencies to provide neutral information, and require annual confirmation of compliance with this rule, among others, by independent auditors. While the U.S. CRS Rules contain several principles outlining the requirement of unbiased displays, the EU CRS Rules prescribe a specific formula which a CRS must use to order its display of flights. The U.S. CRS Rules also require functional equivalence between the functionality offered to airlines whose internal reservation systems are hosted in CRS and those provided to all other airlines. The EU CRS Rules require the CRS owner airlines must provide the same data, and accept and confirm bookings with equal timeliness in all CRSs, when requested to do so. The U.S. CRS Rules contain no counterpart to the European requirement that subscribers be offered access to the CRS on a nondiscriminatory basis. Although the U.S. CRS Rules extend only to use of CRSs by travel agencies (and do not apply to products distributed directly to corporate travel departments and individual consumers), European, Canadian and Australian rules apply to all subscriber uses of CRSs, whether by travel agencies, individuals or corporate travel departments.

  The U.S. CRS Rules and the EU CRS Rules are currently under review by their respective promulgating authorities. In its historical role as provider of two distinct systems, Apollo in North America and Japan, and Galileo in the rest of the world, the Company has developed familiarity with the requirements and approval procedures of each regulatory jurisdiction, and is experienced in addressing regulatory issues as they arise.

RESEARCH & DEVELOPMENT

  Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design, testing of product alternatives or construction of prototypes. Research and development costs, excluding amortization of computer software, are expensed as incurred and approximated $8.6 million, $8.2 million and $10.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

EMPLOYEES

  The Company believes that its success is due in large part to its employees. The Company strives to hire and retain highly skilled and motivated personnel. As of December 31, 1997, the Company employed approximately 2,800 people. Approximately 70% of the Company's employees are located in the United States, 25% in Europe and 5% in Latin America and countries throughout the Asia/Pacific region.

  In some countries outside the United States, terms and conditions for the Company's employees are determined in part by industry-wide collective bargaining arrangements. The Company's employees in Brazil, representing less than 1% of the Company's workforce, are unionized in accordance with local regulations. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

  The Company's principal executive offices are located in Rosemont, Illinois, a suburb of Chicago, where the Company leases approximately 120,000 square feet of office space pursuant to a lease that expires in the year 2000. The Company's Data Center is located in Englewood, Colorado, a suburb of Denver, in two adjacent buildings owned by the Company. The Data Center contains approximately 236,000 square feet of space, including approximately 130,000 square feet of raised floor computer room space. The Company also leases office space in various other worldwide locations, including development and marketing offices located near Denver, London and Hong Kong. The Company believes that its offices and Data Center are adequate for its immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion.

ITEM 3. LEGAL PROCEEDINGS

  On September 8, 1997, The Galileo Company, the Company's United Kingdom subsidiary, instituted proceedings against Weir Systems Ltd. ("Weir") in the High Court of Justice, Queen's Bench Division, London, England, seeking damages and other relief in respect of certain computer software and services supplied by Weir to The Galileo Company from approximately 1994 to 1997 pursuant to contracts made in or about 1994 or 1995. The Galileo Company's claim includes, among other things, breach of contract and alleged misrepresentations by Weir. The Galileo Company is currently unable to quantify its claim for loss and damages. On January 30, 1998, Weir served on The Galileo Company a Defense and Counterclaim. The Counterclaim relates to, among other things, lost sales opportunities, breach of contract, breach of fiduciary duty and/or misrepresentation. Weir's Counterclaim amounts to a total of approximately $46.5 million, plus interest. The Company is vigorously pursuing its claim and defending its actions in this regard and believes that the Counterclaim of Weir can be successfully defended or resolved without any material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 4A. LIST OF EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

  The directors and executive officers of the Company, their positions with the Company and their ages, as of the date of this filing, are as set forth below. There are no family relationships among any directors or officers.

NAME                     AGE                                POSITION
----                     ---                                --------
James E. Barlett........  54 Chairman, President, Chief Executive Officer and Director
Paul H. Bristow.........  55 Senior Vice President, Chief Financial Officer, Treasurer and Director
Lyn Bulman..............  38 Senior Vice President, Human Resources and Corporate Relations
Michael G. Foliot.......  43 Senior Vice President, Global Vendor Marketing
Babetta R. Gray.........  39 Senior Vice President Legal, General Counsel, Secretary and Director
James E. Lubinski.......  42 Senior Vice President, Information Services and Operations
David A. Near...........  39 Senior Vice President, Subscriber Marketing

  Mr. Barlett has been President and Chief Executive Officer since November 1994 and Chairman since May 1997. Prior to joining the Company, he served as Executive Vice President of Worldwide Operations and Systems of MasterCard International Corporation ("MasterCard") and was a member of the MasterCard International Operations Committee. Prior to his employment at MasterCard, Mr. Barlett served as Executive Vice President of Operations for NBD Bancorp where from 1979 to 1992 he managed the redevelopment of core banking systems and directed the development, implementation and operation of the Cirrus International automated teller switching system and served as Vice Chairman of Cirrus Inc.

  Mr. Bristow has been Senior Vice President and Chief Financial Officer since February 1993 and Treasurer since May 1997. Prior to joining the Company, Mr. Bristow served as financial advisor to various companies in the United Kingdom before which he had spent two years as a member of a buy-in group involved in corporate finance as intermediaries, and as advisors. From 1980 to 1988 he worked for London International Group plc, a listed international consumer products company in London, initially as Division Finance Director and then on the Main Board as Group Finance Director. Prior to 1980, Mr. Bristow worked for ITT in Canada, Norway and Singapore; with Philip Morris in Switzerland; and with Arthur Andersen & Co. in the United States and Canada.

  Ms. Bulman has been Senior Vice President, Human Resources and Corporate Relations since May 1995. From 1990 to March 1993, she served as Manager of Compensation and Benefits and from April 1993 to May 1995, she served as Director of Human Resources--Europe. Prior to joining the Company, Ms. Bulman held executive positions in the United Kingdom at Dun & Bradstreet Corporation and Fisons (Pharmaceutical Division) plc.

  Mr. Foliot has been Senior Vice President, Global Vendor Marketing since January 1997. In this position he is responsible for all airline, car, hotel, leisure and GlobalFares sales and marketing as well as managing all airline stockholder relationships. From 1993 to 1996, he served as Senior Vice President Asia/Pacific and the Americas of the Company. From 1990 to 1993, Mr. Foliot was Vice President and General Manager for all American Express activities in Canada related to corporate card, corporate travel and leisure travel business and prior to that he held various positions with American Express International in Singapore, Indonesia and Korea.

  Ms. Gray has been Senior Vice President, Legal and General Counsel since March 1996 and Secretary since May 1997. Prior to that she was Vice President, Legal and General Counsel since September 1995 and joined the Company as Senior Counsel in April 1990. Before joining the Company, Ms. Gray was Counsel for Reebok International Ltd. from 1989 to 1990 and an associate with the Boston law firm of Foley Hoag & Eliot from 1984 through 1988.

  Mr. Lubinski has been Senior Vice President, Information Services and Operations since July 1995. In this position, Mr. Lubinski is responsible for ensuring technological leadership in systems development for the Company. Prior to joining the Company, Mr. Lubinski served since 1994 as Senior Vice President and Division Head of Systems and Operations for Boatmen's Trust Company. From 1978 to 1994, Mr. Lubinski held several technical positions at NBD Bancorp, including First Vice President and Development Manager. Mr. Lubinski is a member of the Board of Trustees of Stichting "the SITA Foundation" and also a member of the Board of Trustees for the PorterCare Foundation.

  Mr. Near has been Senior Vice President, Subscriber Marketing since January 1997. In this position, Mr. Near is responsible for all subscriber marketing and direct access products. Prior to assuming these responsibilities, Mr. Near served as Senior Vice President of Intuitive Products and Interactive Services and as Director of Car, Hotel, Leisure and Advertising Product Management for the Company and Covia Partnership. Prior to joining the Company in 1987, Mr. Near held a number of management positions at United Airlines and B.F. Goodrich.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

  The Company's Common Stock, $.01 par value, is traded on the New York Stock Exchange under the symbol "GLC." The following table sets forth, for the quarters indicated, the range of high and low closing sale prices for the Company's Common Stock on the New York Stock Exchange.

                                                                  HIGH     LOW
                                                                -------- -------
      Year Ended December 31, 1997:
        Third Quarter.......................................... 27 15/16 25 1/16
        Fourth Quarter......................................... 29 1/4   23 3/8

  On February 24, 1998, the Company's stock was held by approximately 240 holders of record.

DIVIDEND POLICY

  The Company paid a $.06 per share cash dividend on November 21, 1997, to stockholders of record as of November 7, 1997. The Company also declared a $.06 per share cash dividend payable on February 20, 1998, to stockholders of record as of February 6, 1998.

  Although the Company expects to reinvest a substantial portion of its earnings in its business, the Company currently intends to pay regular quarterly cash dividends. However, the declaration and payment of dividends, as well as the amount thereof, are subject to the discretion of the Board of Directors of the Company and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. There can be no assurance that the Company will declare and pay any future dividends.

USE OF PROCEEDS

  On July 30, 1997, Galileo International, Inc. (SEC file number 333-27495) effected an initial public offering of 31,998,000 shares of Common Stock at an offering price of $24.50 per share (the "Offering"). Of such shares, 12,000,000 were issued and sold by the Company, resulting in $278.6 million of net proceeds to the Company after deducting underwriting discounts and commissions. Airline stockholders of the Company selling 19,998,000 shares in the Offering received net proceeds of $464.3 million after deducting underwriting discounts and commissions. On July 31, 1997, the U.S. underwriters of the Offering (Morgan Stanley & Co. Inc., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., J.P. Morgan Securities Inc., and SBC Warburg Inc.) exercised their over-allotment option to purchase an additional 4,799,700 shares of Common Stock from the Company, resulting in the Company receiving additional net proceeds of $111.4 million on August 1, 1997.

  The net proceeds to the Company from the Offering, together with a portion of initial borrowings under credit agreements, were used to acquire three national distribution companies; Apollo Travel Services Partnership ("ATS"), Traviswiss AG ("Traviswiss") and Galileo Nederland BV ("Galileo Nederland"). ATS, Traviswiss and Galileo Nederland were acquired at purchase prices of $700.0 million, $8.5 million and $2.0 million, respectively. The Company also incurred expenses of approximately $4.2 million which have been accounted for as part of the purchase price of these NDCs.

ITEM 6. SELECTED FINANCIAL DATA

                                               PROFORMA (1)
                                             ------------------
                                                YEAR ENDED
                                               DECEMBER 31,
                                             ------------------
                                               1997      1996
                                             --------  --------
                                                (UNAUDITED)
INCOME STATEMENT DATA:
Revenues.......................              $1,351.5  $1,230.8
Operating income (loss)........                 280.1     227.6
Income (loss) before cumulative
 effect of accounting change...                 157.5     117.1
Cumulative effect of accounting change (3).       --        --
Net income (loss)..............                 157.5     117.1
Adjusted net income (4)........                   --        --
Adjusted basic and diluted
 earnings per share (4)........                   --        --
Pro forma basic and diluted
 earnings per share............              $   1.50  $   1.12
Dividends per common share.....              $   0.06       --
BALANCE SHEET DATA:
Current assets.................              $  224.3  $  304.0
Total assets...................               1,268.5   1,408.0
Current liabilities............                 201.4     294.5
Long-term debt.................                 250.0     398.7
Other long-term obligations....                 133.4     123.9
Partners' capital (deficit)....                   --        --
Stockholders' equity...........                 683.7     590.9
OTHER DATA:
Operating income (loss) as a
 percentage of revenue.........                  20.7%     18.5%
Reservations booked using the
 Company's CRS systems (5).....                 336.1     316.1
Net cash provided by operating
 activities....................                   --        --
Capital expenditures (6).......              $  109.0       --
                                                                           HISTORICAL
                                             --------------------------------------------------------------------------
                                                                                                PERIOD
                                                                                             SEPTEMBER 16    PERIOD
                                                       YEAR ENDED DECEMBER 31,                    TO      JANUARY 1 TO
                                             ----------------------------------------------- DECEMBER 31, SEPTEMBER 15,
                                             1997 (1)      1996         1995        1994       1993 (2)     1993 (2)
                                             --------- ------------- ----------- ----------- ------------ -------------
                                                        (IN MILLIONS, EXCEPT SHARE DATA)
INCOME STATEMENT DATA:
Revenues.......................              $1,256.1  $    1,088.3  $    966.4  $    813.8    $ 188.4       $398.3
Operating income (loss)........                 211.5         175.4       140.3        69.3     (124.2)        64.4
Income (loss) before cumulative
 effect of accounting change...                 161.6         165.2       121.1        48.8     (140.6)        64.4
Cumulative effect of accounting change (3).       --            --          --          --         --          17.4
Net income (loss)..............                 161.6         165.2       121.1        48.8     (140.6)        47.0
Adjusted net income (4)........                 123.4           --          --          --         --           --
Adjusted basic and diluted
 earnings per share (4)........              $   1.30           --          --          --         --           --
Pro forma basic and diluted
 earnings per share............                   --            --          --          --         --           --
Dividends per common share.....              $   0.06           --          --          --         --           --
BALANCE SHEET DATA:
Current assets.................              $  224.3  $      240.8  $    187.3  $    133.8    $ 141.1       $167.6
Total assets...................               1,268.5         599.9       569.0       555.5      608.2        479.9
Current liabilities............                 201.4         199.6       227.6       191.5      170.2         76.8
Long-term debt.................                 250.0          70.0       134.2       239.8      340.0          --
Other long-term obligations....                 133.4          74.9        77.6        84.7      102.8         49.7
Partners' capital (deficit)....                   --          255.4       129.6        39.5       (4.8)       353.4
Stockholders' equity...........                 683.7           --          --          --         --           --
OTHER DATA:
Operating income (loss) as a
 percentage of revenue.........                  16.8%         16.1%       14.5%        8.5%     (65.9%)       16.2%
Reservations booked using the
 Company's CRS systems (5).....                 336.1         316.1       285.4       255.0       59.7        159.7
Net cash provided by operating
 activities....................              $  324.7  $      214.1  $    172.6  $    135.8    $  26.3       $ 74.3
Capital expenditures (6).......              $   65.9  $       40.0  $     64.5  $     33.2    $  14.9       $ 33.9

--------
(1) Effective July 30, 1997, Galileo International Partnership merged into a wholly owned limited liability company subsidiary of Galileo International, Inc. (the "Merger"), the Company effected an initial public offering of its Common Stock (the "Offering"), and the Company incurred debt related to the purchase of three national distribution companies (the "NDC Acquisitions").
  For the historical year ended December 31, 1997, the results of the acquired NDCs have been consolidated with those of the Company from the date of each acquisition. 1997 operating expenses include $20.1 million ($12.1 million after tax) of special charges related to the integration of the acquired NDCs and a $15.3 million nonrecurring charge to reflect the establishment of initial deferred tax assets and liabilities.
  Pro forma amounts reflect the Merger, the Offering, the incurrence of debt and the NDC Acquisitions as if they had occurred on December 31, 1996 for 1996 balance sheet data and as of January 1, 1996 for income statement data. Pro forma amounts exclude the special charges related to the NDC Acquisitions and the establishment of initial deferred income taxes.
(2) On September 16, 1993, Galileo International Partnership was formed by combining Covia Partnership and The Galileo Company Ltd., and distributing certain operations to United Airlines and Apollo Travel Services Partnership, a newly formed entity. For the period September 16 to December 31, 1993, operating expenses include $120.7 million related to this business combination.
(3) Effective January 1, 1993, the Company adopted FAS 106, "Accounting for Postretirement Benefits Other Than Pensions," changing the method of accounting for these benefits. The cumulative effect of adopting FAS 106 as of January 1, 1993 was a charge of $17.4 million.

(4) Adjusted net income and basic and diluted earnings per share have been calculated assuming the Company had operated in a corporate form for the entire year and, accordingly, was subject to federal and state income taxes.
(5) Transactions in respect of bookings made in the United States, Canada, Mexico, certain islands of the Caribbean and Japan have been converted to a net segment basis. Bookings made in the rest of the world are reported on a net segment basis.
(6) Capital expenditures include purchases of property and equipment and purchases of computer software. In addition, the capitalization of internally developed computer software was $21.2 million, $21.6 million, $24.5 million, and $25.7 million for the years ended December 31, 1997, 1996, 1995, and 1994, respectively, $7.0 million for the period ended December 31, 1993, and $12.7 million for the period ended September 15, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Effective July 30, 1997 Galileo International Partnership merged into a wholly owned limited liability company subsidiary of Galileo International, Inc. (the "Merger") and effected an initial public offering of its Common Stock (the "Offering"). References to the Company mean, at all times prior to the time of the Merger, Galileo International Partnership and its consolidated subsidiaries and, at all times thereafter, Galileo International, Inc. and its consolidated subsidiaries. As a result of this Merger, (i) the Company became subject to U.S. federal and state income taxes that were previously borne by the partners of Galileo International Partnership and (ii) the Company recorded a $15.3 million nonrecurring charge to income tax expense to reflect the establishment of deferred tax assets and liabilities arising at the time of the Merger. Upon the Merger, the airline stockholders' partnership interests were exchanged for the Company's Common Stock in the same proportion as that of their respective partnership interests in Galileo International Partnership.

  The Company generates most of its revenues from the provision of electronic global distribution services. Booking fees are the primary source of this revenue and are charged to travel vendors for reservations made through the Company. Booking fees depend on several factors, including the type of reservation booked (primarily air, car rental or hotel), the location of the booking and the level of travel vendor participation in the Company's systems. In addition to booking fees and related premiums paid by travel vendors, subscribers generally pay fees for hardware, software and certain services. Such fees are often discounted or waived for travel agency subscribers, depending upon the level of bookings generated by the travel agency. In highly competitive markets, the Company often makes incentive payments to travel agency subscribers that achieve defined productivity or booking volume growth objectives.

  The Company also provides information services to airlines, including certain of its airline stockholders. The Company currently provides fares quotation services, internal reservation services, other internal management services and software development services to such airlines.

  The Company's expenses consist primarily of local sales and marketing costs, commissions paid to national distribution companies ("NDCs"), costs associated with the operation of the Data Center and wages and benefits payable to employees of the Company. Substantially all of the Company's expenses are denominated and paid in U.S. dollars, with the exception of operating expenses incurred outside of the United States. Costs of operations shown on the Company's statements of income consist primarily of the costs of operating the Data Center (including wages and benefits of Data Center and other technical services personnel, and hardware, software and communications costs). Commissions, selling and administrative expenses shown on the Company's statements of income consist primarily of commissions payable to NDCs and other costs of the Company's selling and administrative functions.

  The Company's earnings can be significantly impacted by events that affect the travel industry. Such impact is typically caused by economic and other conditions that decrease the number of bookings made through the Company's systems as a result of decreased demand for airline seats and other travel services. Other events, such as increased airline competition from low cost carriers, excess capacity or deterioration of an airline's financial condition, can often cause fare promotions within the airline industry. This may result in an increased number of transactions and bookings for the Company, thereby stimulating the Company's revenue-earning capability.

  During 1997 the Company acquired three national distribution companies (the "NDC Acquisitions"); Apollo Travel Services Partnership ("ATS"), Traviswiss AG ("Traviswiss") and Galileo Nederland BV ("Galileo Nederland"). In connection with the NDC Acquisitions, the Company recorded a nonrecurring charge to operating expenses of $20.1 million related to the integration of the Company and its acquired NDCs. This special charge consisted of $12.3 million in severance-related costs and $7.8 million of other integration costs, principally related to duplicate facilities.

1997 COMPARED TO 1996

  Revenues. Revenues increased $167.8 million, or 15.4%, to $1,256.1 million for the year ended December 31, 1997 from $1,088.3 million for the year ended December 31, 1996. 1997 revenues include the impact of the NDC Acquisitions whereas 1996 revenues represent Galileo International Partnership revenues. The NDC Acquisitions resulted in $72.6 million of additional revenues or 43.3% of the revenue growth during this period. The remaining revenue growth resulted principally from increased booking volumes worldwide and, to a lesser extent, from an increase in the price per booking charged to airline travel vendors. This price increase became effective on March 1, 1997.

  Operating Expenses. Operating expenses increased $131.7 million, or 14.4%, to $1,044.6 million for the year ended December 31, 1997 from $912.9 million for the year ended December 31, 1996. Excluding $20.1 million in special charges related to the integration of the acquired NDCs into the Company's operations, operating expenses increased $111.6 million or 12.2% to $1,024.5 million for the year ended December 31, 1997 from $912.9 million for the year ended December 31, 1996. The NDC Acquisitions resulted in additional operating expenses which were partially offset by lower commissions as the Company no longer pays commissions, but instead incurs the direct costs of distributing its products in these markets.

  Other Expenses, Net. Other expenses, net include interest expense, net of interest income, and foreign exchange gains or losses. Other expenses, net decreased $2.4 million, to $5.9 million for the year ended December 31, 1997 from $8.3 million for the year ended December 31, 1996. This decrease was primarily the result of currency fluctuation gains and higher interest income arising from higher average levels of cash and cash equivalents over the periods.

  Income Taxes. No provision for U.S. federal and state income taxes was recorded prior to July 31, 1997, as such liability was the responsibility of the partners of Galileo International Partnership rather than of the Company. Certain of the Company's non-U.S. subsidiaries are subject to income taxes. As a result of the merger of Galileo International Partnership into a wholly owned limited liability company subsidiary of Galileo International, Inc., the Company recorded initial deferred income taxes of $15.3 million to reflect the establishment of deferred tax assets and liabilities. The remaining provisions for income taxes relate to the period subsequent to July 30, 1997. The Company's effective tax rate is approximately 40%.

  Net Income. Net income was $161.6 million for the year ended December 31, 1997. Net income was $165.2 million for the year ended December 31, 1996. Net income in 1997 was impacted by the $15.3 million of initial deferred income taxes, the $12.1 million after tax effect of the special charges recorded as a result of the integration of the acquired NDCs into the Company's operations, as well as the on-going recognition of U.S. federal and state income taxes since July 30, 1997.

1996 COMPARED TO 1995

  Revenues. Revenues increased $121.9 million, or 12.6%, to $1,088.3 million in 1996 from $966.4 million in 1995. Electronic global distribution services revenues related to airline bookings increased 13.3% during the period. Electronic global distribution services revenues related to bookings of car rentals and hotel reservations increased 15.9% and 33.0%, respectively, over the same period. This revenue growth was principally the result of increased worldwide booking volumes and participation by travel vendors in the Company's systems at increased levels of functionality. Information services revenues decreased from 1995 to 1996 primarily as a result of the Company's decision to discontinue a line of business during 1995.

  Operating Expenses. Operating expenses increased $86.8 million, or 10.5%, to $912.9 million in 1996 from $826.1 million in 1995 while revenues increased 12.6%, resulting in an improved operating margin and a decrease in operating expenses as a percentage of revenues to 83.9% in 1996 from 85.5% in 1995. This improvement in operating margin reflected the Company's continued focus on expense management, including lower increases in aggregate wages and benefits resulting from increased productivity along with the negotiation of favorable supplier contracts, especially in the categories of equipment maintenance, communications, travel and facilities.

  NDC commissions and subscriber incentive payments increased $67.5 million, or 14.0%, to $549.0 million in 1996 from $481.5 million in 1995, reflecting the increase in electronic global distribution services revenues and increased subscriber incentive payments. Although a relatively small portion of total operating expenses, subscriber incentive payments represent costs associated with maintaining and expanding the Company's travel agency base.

  Other Expenses, Net. In 1996, interest expense was $11.3 million, a decline of $7.6 million, or 40.2%, from $18.9 million in 1995 as a result of repayment of $81.4 million of indebtedness early in 1996 and 1995 debt repayments of $68.6 million.

  Net Income. Net income increased $44.1 million, or 36.4%, to $165.2 million in 1996 from $121.1 million in 1995. Net income as a percentage of revenues increased to 15.2% from 12.5% over the same period.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents totaled $19.4 million and working capital totaled $22.9 million at December 31, 1997. At December 31, 1996, cash and cash equivalents totaled $78.2 million and working capital totaled $41.2 million. Cash and cash equivalents decreased by $58.8 million as the Company carefully monitors cash requirements and utilizes excess cash generated by operations to pay down outstanding debt and pay dividends to its stockholders.

  Cash flow used in investing activities, other than the NDC Acquisitions, principally relates to purchases of mainframe data processing and network equipment and purchases of computer equipment provided to the Company's travel agency subscribers in markets where the Company directly distributes its products. Capital expenditures, excluding the capitalization of internally developed software, were $65.9 million for the year ended December 31, 1997 compared to $40.0 million for the year ended December 31, 1996.

  Cash flow provided by financing activities includes $384.3 million in net proceeds from the sale of stock in the initial public offering, after deducting related expenses, and net borrowings of $340.0 million, offset by the payment of distributions of $112.1 million to the partners of Galileo International Partnership and debt repayments of $210.0 million. In July 1997, prior to the Merger, final partner distributions were paid.

  On July 30, 1997, the Company's previous credit agreement was terminated and replaced by new credit facilities totaling $600.0 million. The net proceeds to the Company from the Offering of $390.0 million, together with a portion of initial borrowings under the new credit agreements, were used by the Company to fund the acquisitions of ATS at a purchase price of $700.0 million, Traviswiss at a purchase price of $8.5 million and

Galileo Nederland at a purchase price of $2.0 million and to fund initial payments to SAirGroup of $2.6 million and to KLM Royal Dutch Airlines ("KLM") of $2.8 million in connection with the termination of certain revenue sharing obligations. As of December 31, 1997, $250.0 million of debt was outstanding.

  The Company expects that future cash requirements will principally be for capital expenditures, repayments of indebtedness, acquisitions of additional NDCs, potential new initiatives in the information services business and working capital requirements. The Company believes that cash generated by operating activities will be sufficient to fund its future cash requirements, except that significant NDC acquisitions may require additional borrowings.

  In connection with the NDC Acquisitions, the Company has entered into agreements to provide certain marketing services (the "Services Agreements") with the sellers (or affiliates of such sellers) of ATS, Traviswiss and Galileo Nederland whereby such sellers (or such affiliates) will provide services to the Company related to growing the respective business operations of the acquired NDCs. Pursuant to the Services Agreements, the Company will be required to pay the sellers (or such affiliates of the sellers) of ATS, Traviswiss and Galileo Nederland fees of up to $200.0 million, $6.8 million and $4.7 million (each on a present value basis), respectively, in the sixth year following the NDC acquisitions, contingent upon improvements in the Company's airline booking fee revenue in the sellers' respective NDC territories over the five-year period following the NDC acquisitions, as measured by the weighted average annual air segment growth rate and the weighted average annual price increase rate. The Company will review and, to the extent deemed appropriate, establish accruals for these payments based on an evaluation of the likelihood that the revenue goals required under the terms of these agreements will be met. The Company cannot currently estimate how much, if any, of such maximum fee will be paid.

  In addition to reinvesting a substantial portion of earnings in its business, the Company currently intends to pay regular quarterly dividends. However, the declaration and payment of dividends, as well as the amount thereof, are subject to the discretion of the Board of Directors of the Company and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. There can be no assurance that the Company will declare and pay any future dividends.

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

PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

  The following pro forma financial statements are based on the historical financial statements of Galileo International Partnership, ATS, Traviswiss and Galileo Nederland. The pro forma financial statements give pro forma effect to
(i) the Merger; (ii) the Offering; (iii) the incurrence of $340.0 million, net, of indebtedness; and (iv) the NDC Acquisitions.

  The pro forma condensed combined financial statements do not purport to represent what the Company's operating results would have been had such transactions occurred on the dates indicated or to project the Company's results for any future period. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The pro forma condensed combined financial statements should be read in conjunction with the consolidated financial statements of Galileo International, Inc. included elsewhere herein.

                          GALILEO INTERNATIONAL, INC.

                CONDENSED CONSOLIDATED BALANCE SHEET (1997) AND
               PRO FORMA CONDENSED COMBINED BALANCE SHEET (1996)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             DECEMBER 31,
                                                         ---------------------
                                                            1997     1996 PRO
                         ASSETS                            ACTUAL     FORMA
                         ------                          ---------- ----------
                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents............................. $   19,367 $  100,692
  Accounts receivable, net..............................    165,407    173,403
  Deferred tax asset....................................     19,167     15,366
  Prepaid expenses......................................      9,643      7,363
  Other current assets..................................     10,691      7,155
                                                         ---------- ----------
    Total current assets................................    224,275    303,979
Property and equipment, at cost:
  Land..................................................      6,470      6,470
  Buildings and improvements............................     74,038     64,958
  Equipment.............................................    330,112    338,580
                                                         ---------- ----------
                                                            410,620    410,008
  Less accumulated depreciation.........................    221,439    198,346
                                                         ---------- ----------
Net property and equipment..............................    189,181    211,662
Computer software, net..................................    224,575    250,148
Intangible assets, net..................................    606,187    624,186
Other noncurrent assets.................................     24,279     18,032
                                                         ---------- ----------
                                                         $1,268,497 $1,408,007
                                                         ========== ==========
                 LIABILITIES AND EQUITY
                 ----------------------
Current liabilities:
  Accounts payable...................................... $   56,954 $   70,598
  Accrued commissions...................................     31,175     29,715
  Other accrued liabilities.............................    103,595    131,350
  Income taxes payable..................................      1,721      5,811
  Capital lease obligations, current portion............      7,918      7,067
  Long-term debt, current portion.......................        --      50,000
                                                         ---------- ----------
    Total current liabilities...........................    201,363    294,541
Pension and postretirement benefits.....................     44,399     34,918
Other noncurrent liabilities............................     61,263     54,370
Capital lease obligations, less current portion.........     27,776     34,539
Long-term debt, less current portion....................    250,000    398,695
                                                         ---------- ----------
Total liabilities.......................................    584,801    817,063
Stockholders' equity:
  Special voting preferred stock: $.01 par value; 7
   shares authorized; 7 shares issued and outstanding...        --         --
  Preferred stock: $.01 par value; 25,000,000 shares
   authorized; no shares issued.........................        --         --
  Common stock: $.01 par value; 250,000,000 shares
  authorized; 104,799,700 shares issued and outstanding.      1,048      1,048
  Additional paid-in capital............................    663,688    594,983
  Retained earnings.....................................     18,832     (5,087)
  Cumulative translation adjustments....................        128        --
                                                         ---------- ----------
    Total stockholders' equity..........................    683,696    590,944
                                                         ---------- ----------
                                                         $1,268,497 $1,408,007
                                                         ========== ==========

  See accompanying notes to pro forma condensed combined financial statements.

                          GALILEO INTERNATIONAL, INC.

               PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
Revenues:
  Electronic global distribution services.......... $  1,220,790  $  1,109,762
  Information services.............................      130,724       121,040
                                                    ------------  ------------
                                                       1,351,514     1,230,802
Operating expenses:
  Cost of operations...............................      541,861       521,619
  Commissions, selling and administrative..........      529,573       481,540
  Special charges..................................       20,111           --
                                                    ------------  ------------
                                                       1,091,545     1,003,159
                                                    ------------  ------------
Operating income...................................      259,969       227,643
Other income (expense):
  Interest expense, net............................      (21,933)      (31,401)
  Other, net.......................................        3,341         1,298
                                                    ------------  ------------
Income before income taxes.........................      241,377       197,540
  Income taxes.....................................       95,984        80,415
                                                    ------------  ------------
Net income......................................... $    145,393  $    117,125
                                                    ============  ============
Pro forma weighted average number of shares
 outstanding.......................................  104,799,700   104,799,700
                                                    ============  ============
Pro forma basic and diluted earnings per share..... $       1.39  $       1.12
                                                    ============  ============
Pro forma operating income, excluding special
 charges........................................... $    280,080
                                                    ============
Pro forma net income, excluding special charges.... $    157,492
                                                    ============
Pro forma basic and diluted earnings per share,
 excluding special charges......................... $       1.50
                                                    ============


  See accompanying notes to pro forma condensed combined financial statements.

          NOTES TO PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

1. BALANCE SHEETS

 Principles of Consolidation

  The accompanying December 31, 1996 pro forma condensed combined balance sheet reflects pro forma adjustments as if the transactions described above had been consummated on December 31, 1996.

 Deferred Income Taxes

  The initial deferred income taxes resulting from the Merger have been recorded and are reflected as an opening equity adjustment, therefore, are not reflected in the pro forma condensed combined statements of income as income tax expense.

 Final Partnership Distributions

  The distributions to Galileo International Partnership's partners of undistributed earnings of Galileo International Partnership through July 30, 1997 have been reflected in the pro forma balance sheet.

2. STATEMENTS OF INCOME

 Principles of Consolidation

  The accompanying pro forma condensed combined statements of income for the years ended December 31, 1997 and 1996 reflect pro forma adjustments as if the transactions described above had been consummated on January 1, 1996.

  The Company accounted for the NDC Acquisitions using the purchase method of accounting. Accordingly, the costs of the NDC Acquisitions were allocated to the assets acquired and liabilities assumed based upon their respective fair values. A portion of the purchase price of ATS was attributed to the customer list and assembled workforce, and such amounts are being amortized over 17 years and 8 years, respectively. The excess of the cost of the NDC Acquisitions over the fair value of the net assets acquired is being amortized over 25 years.

 Income Tax Expense

  Income tax expense has been recorded at the Company's estimated effective tax rate of approximately 40%.

 Earnings Per Share

  The pro forma basic and diluted earnings per share assumes the weighted average number of shares outstanding at the completion of the Offering were outstanding since January 1, 1996.

PRO FORMA 1997 COMPARED TO PRO FORMA 1996

  Revenues. The Company generates its revenue from the provision of electronic global distribution services and information services. During the year ended December 31, 1997, the Company generated 90.3% of its revenue from electronic global distribution services and 9.7% of its revenue from information services. The following table summarizes pro forma electronic global distribution services revenues by geographic location as a percentage of total revenues and summarizes total booking volumes for each of the years indicated:

                                                                   1997   1996
                                                                   -----  -----
      United States (1)...........................................  46.2%  48.4%
      International (1)...........................................  53.8   51.6
                                                                   -----  -----
        Total Revenues............................................ 100.0% 100.0%
                                                                   =====  =====
      (in millions of bookings)
      Air--United States (1)...................................... 135.8  134.8
      Air--International (1)...................................... 173.8  158.0
                                                                   -----  -----
                                                                   309.6  292.8
      Car/Hotel/Leisure...........................................  26.5   23.3
                                                                   -----  -----
      Total Bookings.............................................. 336.1  316.1
                                                                   =====  =====

--------
(1) The location of the travel agent making the booking determines the geographic region credited with the related revenues.

  Pro forma revenues increased $120.7 million, or 9.8%, to $1,351.5 million for the year ended December 31, 1997 from $1,230.8 million for the year ended December 31, 1996.

  Pro forma electronic global distribution services revenues related to airline bookings increased 8.8% during the year ended December 31, 1997 as compared to the year ended December 31, 1996. Electronic global distribution services revenues related to bookings of car rentals and hotel reservations increased 15.8% over the same period. Airline booking volumes in the United States rose 0.7% for the period as carriers heightened their efforts to minimize certain passive bookings that they feel do not add value, while international airline booking volumes increased 10.0% over the same period last year. In addition to increased bookings volumes worldwide, but to a lesser extent, revenues increased due to a March 1, 1997 increase in the price per booking charged to airline travel vendors.

  Cost of Operations. Pro forma cost of operations expenses increased $20.3 million, or 3.9%, to $541.9 million for the year ended December 31, 1997 from $521.6 million for the year ended December 31, 1996. This increase was primarily attributable to increased communication costs and equipment maintenance and software costs on upgraded processors to support the Company's revenue growth, and the timing of communication expenses related to the information services business. Cost of operations expenses continue to reflect lower increases than revenue growth due to the Company's focus on increased productivity along with favorable supplier contracts. Certain amounts in pro forma operating expenses for the years ended December 31, 1997 and 1996 have been reclassified between pro forma cost of operations and pro forma commissions, selling and administrative expenses to reflect more complete information obtained as a result of the integration of the acquired NDCs into the Company's operations. This reclassification had no effect on overall operating expenses for the periods.

  Commissions, Selling and Administrative Expenses. Pro forma commissions, selling and administrative expenses increased $47.9 million, or 10.0%, to $529.5 million for the year ended December 31, 1997 from $481.6 million for the year ended December 31, 1996. Pro forma NDC commissions and subscriber incentive payments increased $39.1 million, or 13.2%, to $334.6 million for the year ended December 31, 1997 from $295.5 million for the year ended December 31, 1996, reflecting the increase in electronic global distribution services revenues and increased subscriber incentive payments. Subscriber incentive payments represent costs associated with maintaining and expanding the Company's travel agency base. NDC commissions are generally based on a percentage of booking revenues and have, therefore, grown at a rate consistent with the growth in booking fees by country. Remaining pro forma commissions, selling and administrative expenses increased $8.8 million, or 4.7%, to $194.9 million from $186.1 million over the same periods. This moderate growth in other pro forma commissions, selling and administrative expenses reflects the Company's continued focus on expense management, particularly wages and benefits, travel and facilities costs, and includes a decrease in expenses for the U.S. sales force, due to the decline in domestic airline booking volumes.

  Special Charges. During 1997, the Company incurred a nonrecurring charge of $20.1 million ($12.1 million, net of taxes) related to the integration of the acquired NDCs into the Company's operations. This special charge consisted of $12.3 million in severance-related costs and $7.8 million of other integration costs, principally related to duplicate facilities.

  Operating Income. Pro forma operating income, excluding special charges, increased $52.5 million, or 23.0%, to $280.1 million for the year ended December 31, 1997 from $227.6 million for the year ended December 31, 1996, resulting in an improvement in pro forma operating margin to 20.7% for the year ended December 31, 1997 from 18.5% for the year ended December 31, 1996.

  Other Expenses, Net. Pro forma other expenses, net include interest expense, net of interest income and foreign exchange gains or losses. Pro forma other expenses, net decreased $11.5 million, or 38.2%, to $18.6 million for the year ended December 31, 1997 from $30.1 million for the year ended December 31, 1996. This decrease was primarily the result of lower interest expense arising from lower debt levels and interest rates over the periods and currency fluctuation gains.

  Income Taxes. Pro forma income taxes increased $15.6 million, or 19.4%, to $96.0 million for the year ended December 31, 1997 from $80.4 million for the year ended December 31, 1996. Pro forma income taxes for the year ended December 31, 1997 reflect an $8.0 million reduction for the tax effect of the special charges to operating expenses. The net increase in pro forma income taxes was principally due to higher pro forma net income.

  Net Income. Pro forma net income, excluding special charges, increased $40.4 million, or 34.5%, to $157.5 million for the year ended December 31, 1997 from $117.1 million for the year ended December 31, 1996. Pro forma net income, excluding special charges, as a percentage of pro forma revenues increased to 11.7% from 9.5% over the same period.

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

  Risks associated with the Company's forward-looking statements include, but are not limited to: risks related to the loss and inability to replace the bookings generated by one or more of its five largest travel agency customers; risks associated with the competition, and technological innovation by competitors, which could require the Company to reduce prices, to change billing practices, to increase spending or marketing or product development or otherwise to take actions that might adversely affect its operations or earnings; risks of the Company's sensitivity to general economic conditions and events that affect airline travel and the airlines that participate in the Company's Apollo and Galileo systems; and risks of a natural disaster or other calamity that may cause significant damage to the Company's Data Center facility.

QUARTERLY COMPARISONS

  The following tables set forth an unaudited summary of quarterly financial data. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, reflects all adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

  Pro forma amounts reflect the Merger, the Offering, the incurrence of debt and the NDC Acquisitions as if they had occurred as of January 1, 1996. Pro forma amounts exclude special charges related to the NDC Acquisitions and establishment of initial deferred income taxes.

  The Company experiences a seasonal pattern in its operating results, with the fourth quarter typically having the lowest total revenues and operating income due to early bookings by customers for holiday travel and due to a decrease in business travel during the holiday season.

                                                     1997 PRO FORMA DATA
                                                     -------------------
                                              FIRST    SECOND   THIRD    FOURTH
                                             QUARTER  QUARTER  QUARTER  QUARTER
                                             -------- -------- -------- --------
Total revenues.............................. $346,875 $348,319 $342,718 $313,602
Operating expenses..........................  258,118  271,432  268,770  273,114
Operating income............................   88,757   76,887   73,948   40,488
Net income..................................   49,771   43,126   42,273   22,322
Net income per share........................      .48      .41      .40      .21

                                                     1996 PRO FORMA DATA
                                                     -------------------
                                              FIRST    SECOND   THIRD    FOURTH
                                             QUARTER  QUARTER  QUARTER  QUARTER
                                             -------- -------- -------- --------
Total revenues.............................. $315,175 $315,580 $315,446 $284,601
Operating expenses..........................  243,425  250,489  255,796  253,449
Operating income............................   71,750   65,091   59,650   31,152
Net income..................................   38,142   33,489   30,966   14,528
Net income per share........................      .36      .32      .30      .14

                                                    1997 HISTORICAL DATA
                                                    --------------------
                                              FIRST    SECOND   THIRD    FOURTH
                                             QUARTER  QUARTER  QUARTER  QUARTER
                                             -------- -------- -------- --------
Total revenues.............................. $307,646 $307,200 $327,655 $313,602
Operating expenses..........................  241,335  253,634  276,490  273,114
Operating income............................   66,311   53,566   51,165   40,488
Net income..................................   65,492   53,101   20,722   22,322
Net income per share........................      --       --       .20      .21

                                                    1996 HISTORICAL DATA
                                                    --------------------
                                              FIRST    SECOND   THIRD    FOURTH
                                             QUARTER  QUARTER  QUARTER  QUARTER
                                             -------- -------- -------- --------
Total revenues.............................. $279,177 $277,968 $277,590 $253,524
Operating expenses..........................  227,155  228,046  233,752  223,967
Operating income............................   52,022   49,922   43,838   29,557
Net income..................................   49,490   46,693   41,362   27,671
Net income per share........................      --       --       --       --

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  The Company will implement the provisions of Statement of Financial Accounting Standards No. 130, ("Statement 130") "Reporting Comprehensive Income Summary" for financial statements issued for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Management believes that adoption of Statement 130 will have no material impact on the Company's financial statements.

  The Company will implement the provisions of Statement of Financial Accounting Standards No. 131, ("Statement 131") "Disclosures about Segments of an Enterprise and Related Information" for financial statements issued for periods beginning after December 15, 1997. Statement 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information, quarterly and entity-wide, disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. Management believes that adoption of Statement 131 will have no material impact on the Company's financial statements.

Year 2000

  The Company has implemented a program designed to ensure that all software used in connection with the Company's products will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. However, with regard to bookings for travel beginning in the year 2000, any failure on the part of the Company, its travel vendor customers or NDCs to ensure that any such software complies with Year 2000 requirements, regardless of when such bookings occur, could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company has incurred $4.4 million of expenses in 1997 related to Year 2000 conversions, and expects future expenditures to total approximately $17.0 million. Management believes that these activities will be substantially complete in 1998 and will not have a material impact on the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information in response to this item is included in the Company's consolidated financial statements, together with the report thereon of KPMG Peat Marwick LLP, appearing in this Form 10-K, and in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Comparisons."

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated herein by reference is the information set forth under the heading "Proposal 1: Election of Directors" on pages 3-6 in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, filed on or before April 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference is the information set forth under the heading "Executive Compensation" on pages 9-15 in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, filed on or before April 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference is the information set forth under the heading "Ownership of Common Stock by Directors and Executive Officers" on pages 8-9 in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, filed on or before April 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference is the information set forth under the heading "Certain Relationships and Related Transactions" on pages 17-19 in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, filed on or before April 30, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           PAGE
                                                                           ----
(a)(1) and (a)(2) Index to the Financial Statements.......................
Historical Financial Statements of Galileo International, Inc. (Formerly
 Galileo International Partnership through July 30, 1997).................
Independent Auditors' Report..............................................  27
Consolidated Balance Sheets as of December 31, 1997 and 1996..............  28
Consolidated Statements of Income for the years ended December 31, 1997,
 1996 and 1995............................................................  30
Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1996 and 1995......................................................  31
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1997, 1996 and 1995.........................................  32
Notes to Consolidated Financial Statements................................  33
(a)(3) Exhibits required to be filed by Item 601 of Regulation S-K........

     EXHIBIT
     NUMBER      EXHIBIT DESCRIPTION
     -------     -------------------
    2.1       General Partnership Interest Purchase Agreement among United Air
              Lines, Inc., Covia LLC, U.S. Airways, Inc., USAM Corp., Air
              Canada, Resnet Holdings, Inc., Apollo Travel Services Partnership
              and Galileo International Partnership(2)
    2.2       Share Purchase Agreement between SAirGroup (LTD.) and Galileo
              International Partnership(2)
    2.3       General Share Purchase Agreement among Koninklijke Luchtvaart
              Maatschappij N.V., Galileo Nederland BV and Galileo International
              Partnership(1)
    2.4       Merger Agreement among Galileo International Partnership, Galileo
              International, L.L.C. and Galileo International, Inc.(2)
    3.1       Restated Certificate of Incorporation of Galileo International,
              Inc.(2)
    3.2       Restated By-Laws of Galileo International, Inc.(2)
    4.1       Registration Rights Agreement among Galileo International, Inc.,
              Covia LLC, USAM Corp., RESNET Holdings, Inc., Distribution Systems
              Inc., Roscor A.G., Travel Industry Systems B.V., Retford Limited,
              Racom Teledata S.p.A., Travidata Inc., Olynet Inc. and Coporga,
              Inc.(2)
    4.2       Specimen Certificate representing Common Stock(1)

     EXHIBIT
     NUMBER      EXHIBIT DESCRIPTION
     -------     -------------------
    10.1      Stockholders' Agreement among Galileo International, Inc., certain of its STOCKHOLDERS and certain RELATED PARTIES OF SUCH
              STOCKHOLDERS(2)

    10.2      Services Agreement among Galileo International, L.L.C., United Air
              Lines, Inc., US Airways, Inc. and Air Canada(2)

    10.3      Services Agreement between Galileo International, L.L.C. and
              SwissAir Swiss Air Transport Ltd.(2)

    10.4      Form of Services Agreement between the Registrant and Koninklijke
              Luchtvaart Maatschappij N.V.(1)

    10.5      Amended and Restated Non-Competition Agreement among Galileo
              International, Inc., Galileo International, L.L.C., and United Air
              Lines, Inc., UAL Corporation, Covia LLC, Air Wisconsin, Inc. and
              Air Wis Services, Inc. together with Schedule 1 indicating other substantially similar agreements(2)(4)

    10.6      Marketing Cooperation and Sales Representation Agreement between
              US Airways, Inc. and Galileo International, L.L.C.(2)(4)

    10.7      Marketing Cooperation and Sales Representation Agreement between
              United Air Lines, Inc. and Galileo International, L.L.C.(2)(4)

    10.8      Rights Waiver Agreement between SAirGroup and Galileo
              International Partnership(2)

    10.9      Form of Rights Waiver Agreement between Koninklijke Luchtvaart
              Maatschappij N.V. and Galileo International Partnership(1)

    10.10     Credit Agreements:
                (a) $200,000,000 364-Day Credit Agreement(2)
                    (i) Assignment and Assumption Agreement
                    (ii) Amendment No. 1
                (b) $400,000,000 Five-Year Credit Agreement(2)
                    (i) Assignment and Assumption Agreement
                    (ii) Amendment No. 1

    10.11     Hillmead Underlease(1)

    10.12     Underlease, dated 1996, between The Galileo Company and Lucent
              Technologies Network Systems UK Limited(1)

    10.13     Lease, dated March 1, 1994, between St. Martins Property
              Investments Limited and The Galileo Company(1)

    10.14     Lease, dated December 2, 1987, between St. Martins Property
              Investments Limited and Galileo Distribution Systems Limited(1)

    10.15     Englewood, Colorado Office Lease, dated April 18, 1988(1)

    10.16     First Amendment to Englewood, Colorado Office Lease, dated June
              23, 1988(1)

    10.17     Rosemont Office Lease, dated March 31, 1995(1)

    10.18     Term Lease Master Agreement, dated May 9, 1988, between IBM Credit
              Corporation and Covia Partnership(1)

    10.19     Master Lease Agreement, dated November 11, 1988, between Comdisco,
              Inc. and Covia Partnership(1)

    10.20     Software License Agreement, dated August 1, 1994 between Allen
              Systems Group, Inc. and Galileo International(1)

    10.21     Program Product Master License Agreement between Candle
              Corporation and Galileo International Partnership(1)


     EXHIBIT
     NUMBER      EXHIBIT DESCRIPTION
     -------     -------------------
     10.22    Foundation License Addendum to Order Form between Galileo
              International and Computer Associates International, Inc.(1)

     10.23 Software License Agreement and Addendum, dated August 19, 1994, between Sterling Software (U.S.A.), Inc. and Galileo
              International(1)

     10.24    Master Equipment Lease, dated November 19, 1991, between General
              Electric Capital Computer Leasing Corporation and Covia
              Partnership(1)

     10.25    Master Equipment Lease, dated April 4, 1996, between AT&T Systems
              Leasing Corporation and Galileo International Partnership(1)

     10.26    Dun & Bradstreet Software Services Inc. License Agreement(1)

     10.27    Cover Agreement, dated October 8, 1996, between Sprint
              Communications Company L.P. and Galileo International
              Partnership(1)

     10.28 Agreement for Telecommunications Services, dated January 1, 1996, between Societe International de Telecommunications Aeronautiques and Galileo International Partnership(1)

     10.29    Master Agreement for MCI Enhanced Services, dated February 14,
              1996, between MCI Telecommunications Corporation and Galileo
              International Partnership(1)
                (a) Second Amendment to the Master Agreement for MCI Enhanced
                    Services
                (b) Amendment Number Three to Master Agreement for Enhanced
                    Services

     10.30    Communications Services Agreement, dated April 1, 1997, between
              Galileo International and AT&T Corp.(1)

    *10.31    Galileo International Severance Plan(1)

    *10.32    Galileo International Savings and Investment Plan(1)

    *10.33    Galileo International car policy(1)

    *10.34    Galileo Retirement and Death Benefit Scheme(1)

    *10.35    Galileo International Employee Pension Plan(1)

    *10.36    Galileo International Flextrack Benefits Plan(1)

     10.37    Form of Galileo International Distributor Sales and Service
              Agreement(1)

     10.38    Form of Global Airline Distribution Agreement(1)

     10.39    Agreement for the Provision of Services between The Galileo
              Company and Galileo International Partnership(1)

    *10.40    Galileo International Retiree Medical Plan(1)

    *10.41 Form of Galileo International, Inc. 1997 Stock Incentive Plan as revised March 1, 1998

    *10.42    Galileo International, Inc. 1997 Non-Employee Director Stock
              Plan(1)

    *10.43    Form of Deferred Compensation Arrangements For Senior Officers of
              Galileo International, Inc.(3)

    *10.44    Galileo UK Health Benefit Policy(1)

    *10.45    Employment Agreement of James E. Barlett(1)

     11.1     Computation of Earnings Per Share

     21.1     List of Subsidiaries

     27.1     Financial Data Schedule


--------
(1) Incorporated by reference to exhibits 1.1, 2.2, 4.2, 10.4, 10.9, 10.11 through 10.40, 10.42 , 10.44, 10.45 and 23.2 to the Company's Registration Statement on Form S-1, including all amendments (Registration No. 333-27495).
(2) Incorporated by reference to exhibits 2.1, 2.3, 2.4 through 4.1, 10.1 through 10.3, 10.5 through 10.8, 10.10 and 10.41 to the Company's Form 10-Q for the quarterly period ended June 30, 1997
(3) Incorporated by reference to exhibit 10.43 to the Company's Form 10-Q for the quarterly period ended September 30, 1997.
(4) Portions of these Exhibits have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.
*  Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Galileo International, Inc.:

  We have audited the accompanying consolidated balance sheets of Galileo International, Inc. and subsidiaries (the "Company"), formerly Galileo International Partnership through July 30, 1997, as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ending December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Galileo International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Chicago, Illinois
February 2, 1998

                          GALILEO INTERNATIONAL, INC.

       (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31,
                                                            -------------------
                          ASSETS                               1997      1996
                          ------                            ---------- --------
Current assets:
  Cash and cash equivalents................................ $   19,367 $ 78,196
  Accounts receivable:
    Trade receivables and others...........................    154,263  104,592
    Due from affiliates....................................     33,156   56,434
                                                            ---------- --------
                                                               187,419  161,026
    Less allowances........................................     22,012   14,747
                                                            ---------- --------
  Net accounts receivable..................................    165,407  146,279
  Deferred tax asset.......................................     19,167      --
  Prepaid expenses.........................................      9,643    5,603
  Other current assets.....................................     10,691   10,721
                                                            ---------- --------
    Total current assets...................................    224,275  240,799
Property and equipment, at cost:
  Land.....................................................      6,470    5,070
  Buildings and improvements...............................     74,038   63,710
  Equipment................................................    330,112  235,983
                                                            ---------- --------
                                                               410,620  304,763
  Less accumulated depreciation............................    221,439  198,565
                                                            ---------- --------
Net property and equipment.................................    189,181  106,198
Computer software, at cost.................................    420,458  414,932
  Less accumulated amortization............................    195,883  166,911
                                                            ---------- --------
Net computer software......................................    224,575  248,021
Intangible assets, at cost:
  Customer list............................................    405,600      --
  Goodwill.................................................    158,446      --
  Other....................................................     56,500      --
                                                            ---------- --------
                                                               620,546      --
  Less accumulated amortization............................     14,359      --
                                                            ---------- --------
Net intangible assets......................................    606,187      --
Other noncurrent assets....................................     24,279    4,880
                                                            ---------- --------
                                                            $1,268,497 $599,898
                                                            ========== ========

          See accompanying notes to consolidated financial statements.

                          GALILEO INTERNATIONAL, INC.

       (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                           -------------------
                  LIABILITIES AND EQUITY                      1997      1996
                  ----------------------                   ---------- --------
Current liabilities:
  Accounts payable:
    Trade payables and other.............................. $   49,649 $ 20,136
    Due to affiliates.....................................      7,305    6,013
                                                           ---------- --------
                                                               56,954   26,149
  Accrued commissions:
    Due to non-affiliated NDCs............................     31,175   10,288
    Due to affiliated NDCs................................        --    48,298
                                                           ---------- --------
                                                               31,175   58,586
  Accrued compensation and benefits.......................     15,077    9,540
  Income taxes payable....................................      1,721    5,811
  Other accrued taxes.....................................     12,724    8,620
  Other accrued liabilities...............................     75,794   34,331
  Capital lease obligations, current portion..............      7,918    6,600
  Long-term debt, current portion.........................        --    50,000
                                                           ---------- --------
    Total current liabilities.............................    201,363  199,637
Pension and postretirement benefits.......................     44,399   19,012
Other noncurrent liabilities..............................     61,263   21,335
Capital lease obligations, less current portion...........     27,776   34,539
Long-term debt, less current portion......................    250,000   70,000
                                                           ---------- --------
Total liabilities.........................................    584,801  344,523
Stockholders' equity and partners' capital:
  Special voting preferred stock: $.01 par value;
  7 shares authorized; 7 shares issued and outstanding in
   1997...................................................        --       --
  Preferred stock: $.01 par value; 25,000,000 shares
   authorized; no shares issued...........................        --       --
  Common stock: $.01 par value; 250,000,000 shares
   authorized;
   104,799,700 shares issued and outstanding in 1997......      1,048      --
  Additional paid-in capital..............................    663,688      --
  Retained earnings.......................................     18,832      --
  Cumulative translation adjustments......................        128  (10,558)
  Partners' capital.......................................        --   265,933
                                                           ---------- --------
    Total stockholders' equity and partners' capital......    683,696  255,375
                                                           ---------- --------
                                                           $1,268,497 $599,898
                                                           ========== ========

          See accompanying notes to consolidated financial statements.

                          GALILEO INTERNATIONAL, INC.

       (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                       CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                                1997         1996       1995
                                             -----------  ----------  --------
Revenues:
  Electronic global distribution services...  $1,180,114  $1,050,635  $921,338
  Information services......................      75,989      37,624    45,072
                                             -----------  ----------  --------
                                               1,256,103   1,088,259   966,410
Operating expenses:
  Cost of operations........................     385,298     254,600   224,925
  Commissions, selling and administrative...     639,164     658,320   588,799
  Special charges...........................      20,111         --     12,388
                                             -----------  ----------  --------
                                               1,044,573     912,920   826,112
                                             -----------  ----------  --------
Operating income............................     211,530     175,339   140,298
Other income (expense):
  Interest expense, net.....................      (8,842)     (8,060)  (14,406)
  Other, net................................       2,925        (181)   (2,177)
                                             -----------  ----------  --------
Income before income taxes..................     205,613     167,098   123,715
Income taxes:
  Income taxes..............................      28,641       1,882     2,664
  Initial deferred income taxes.............      15,335         --        --
                                             -----------  ----------  --------
                                                  43,976       1,882     2,664
                                             -----------  ----------  --------
Net income.................................. $   161,637  $  165,216  $121,051
                                             ===========  ==========  ========
Income before income taxes as reported...... $   205,613
Pro forma income tax expense................      82,245
                                             -----------
Adjusted net income......................... $   123,368
                                             ===========
Weighted average number of shares
 outstanding................................  94,999,875
                                             ===========
Adjusted basic earnings per share........... $      1.30
                                             ===========
Diluted weighted average number of shares
 outstanding................................  95,024,199
                                             ===========
Adjusted diluted earnings per share......... $      1.30
                                             ===========


          See accompanying notes to consolidated financial statements.

                          GALILEO INTERNATIONAL, INC.

       (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1997       1996       1995
                                               ---------  ---------  ---------
Operating activities:
  Net income.................................. $ 161,637  $ 165,216  $ 121,051
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.............   134,073     80,369     80,151
    Loss on disposal of property and
     equipment................................       728        973      2,472
    Deferred income taxes, net................    15,284        --         --
    (Increase) decrease in noncurrent assets..   (10,281)     2,260     (1,789)
    Increase (decrease) in noncurrent
     liabilities..............................    21,374       (420)    (8,887)
    Changes in operating assets and
     liabilities, net of effects from
     purchases of NDCs:
      Decrease (increase) in accounts
       receivable, net........................     6,998    (27,820)   (29,412)
      Decrease (increase) in other current
       assets.................................     1,377      4,763     (5,843)
      Increase in accounts payable and accrued
       commissions............................     6,057      4,812     18,581
      Decrease in accrued liabilities.........    (8,536)   (15,715)    (5,078)
      (Decrease) increase in income taxes
       payable................................    (3,973)      (360)     1,304
                                               ---------  ---------  ---------
Net cash provided by operating activities.....   324,738    214,078    172,550
Investing activities:
  Purchase of property and equipment..........   (53,696)   (32,572)   (56,726)
  Purchase and capitalization of computer
   software...................................   (33,449)   (28,978)   (32,287)
  Proceeds on disposal of property and
   equipment..................................       322        408      2,883
  Refund of lease deposit.....................       --      40,461        --
  Purchase of NDCs, net of $26,244 cash
   acquired...................................  (688,451)       --         --
                                               ---------  ---------  ---------
Net cash used in investing activities.........  (775,274)   (20,681)   (86,130)
Financing activities:
  Borrowings under credit agreements..........   450,000    158,000        --
  Repayments under credit agreements..........  (320,000)  (239,375)   (68,625)
  Distributions to partners of Galileo
   International Partnership..................  (112,150)   (36,599)   (26,594)
  Payments of capital lease obligations.......    (4,149)    (5,559)   (13,318)
  Dividends paid to stockholders..............    (6,288)       --         --
  Proceeds from sale of stock, net of fees
   paid.......................................   384,288        --         --
                                               ---------  ---------  ---------
Net cash provided by (used in) financing
 activities...................................   391,701   (123,533)  (108,537)
Effect of exchange rate changes on cash.......         6        (35)      (168)
                                               ---------  ---------  ---------
(Decrease) increase in cash and cash
 equivalents..................................   (58,829)    69,829    (22,285)
Cash and cash equivalents at beginning of
 year.........................................    78,196      8,367     30,652
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $  19,367  $  78,196  $   8,367
                                               =========  =========  =========



          See accompanying notes to consolidated financial statements.

                          GALILEO INTERNATIONAL, INC.

       (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                        SPECIAL
                                        VOTING
                                       PREFERRED
                                         STOCK        COMMON STOCK    ADDITIONAL           CUMULATIVE
                          PARTNERS'  ------------- ------------------  PAID-IN   RETAINED  TRANSLATION
                           CAPITAL   SHARES AMOUNT   SHARES    AMOUNT  CAPITAL   EARNINGS  ADJUSTMENTS   TOTAL
                          ---------  ------ ------ ----------- ------ ---------- --------  ----------- ---------
Balance at December 31,
 1994...................  $  42,859   --     $--           --  $  --   $    --   $   --     $ (3,377)  $  39,482
Net income..............    121,051   --      --           --     --        --       --          --      121,051
Distributions to
 partners...............    (26,594)  --      --           --     --        --       --          --      (26,594)
Change in cumulative
 translation
 adjustments............        --    --      --           --     --        --       --       (4,386)     (4,386)
                          ---------   ---    ----  ----------- ------  --------  -------    --------   ---------
Balance at December 31,
 1995...................    137,316   --      --           --     --        --       --       (7,763)    129,553
Net income..............    165,216   --      --           --     --        --       --          --      165,216
Distributions to
 partners...............    (36,599)  --      --           --     --        --       --          --      (36,599)
Change in cumulative
 translation
 adjustments............        --    --      --           --     --        --       --       (2,795)     (2,795)
                          ---------   ---    ----  ----------- ------  --------  -------    --------   ---------
Balance at December 31,
 1996...................    265,933   --      --           --     --        --       --      (10,558)    255,375
Net income prior to the
 Merger.................    136,517   --      --           --     --        --       --          --      136,517
Distributions to
 partners...............   (112,150)  --      --           --     --        --       --          --     (112,150)
Change in cumulative
 translation adjustments
 prior to the Merger....        --    --      --           --     --        --       --          706         706
Conversion of partners'
 net investment into
 Common stock and
 Special voting
 preferred stock........   (290,300)    7     --    88,000,000    880   279,568      --        9,852         --
Issuance of 16,799,700
 shares of Common stock
 in initial public
 offering...............        --    --      --    16,799,700    168   384,120      --          --      384,288
Net income subsequent to
 the Merger.............        --    --      --           --     --        --    25,120         --       25,120
Dividends declared ($.06
 per share).............        --    --      --           --     --        --    (6,288)        --       (6,288)
Change in cumulative
 translation adjustments
 subsequent to the
 Merger.................        --    --      --           --     --        --       --          128         128
                          ---------   ---    ----  ----------- ------  --------  -------    --------   ---------
Balance at December 31,
 1997...................  $     --      7    $--   104,799,700 $1,048  $663,688  $18,832    $    128   $ 683,696
                          =========   ===    ====  =========== ======  ========  =======    ========   =========

          See accompanying notes to consolidated financial statements.

                          GALILEO INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. SIGNIFICANT ACCOUNTING POLICIES

 Nature of Operations

  Galileo International, Inc. (the "Company"), formerly Galileo International Partnership, is one of the world's leading providers of electronic global distribution services for the travel industry utilizing a computerized reservation system ("CRS"). The Company provides travel agencies and other subscribers with the ability to access schedule and fare information, book reservations and issue tickets for airlines. The Company also provides subscribers with information and booking capability covering car rental companies and hotel properties throughout the world. The Company distributes its products in 84 countries on six continents.

 Principles of Consolidation and NDC Acquisitions

  The consolidated financial statements include the accounts of Galileo International, Inc. and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

  Effective July 30, 1997, Galileo International Partnership merged into a wholly owned limited liability company subsidiary of Galileo International, Inc. (the "Merger"). References to the Company mean, at all times prior to the time of the Merger, Galileo International Partnership and its consolidated subsidiaries and, at all times thereafter, Galileo International, Inc. and its consolidated subsidiaries. In connection with the Merger, the Company effected an initial public offering of its Common Stock, par value $.01 per share (the "Common Stock") at an initial public offering price of $24.50 per share resulting in net proceeds to the Company, after exercise of the underwriters' over-allotment option, of $384,288 after deducting underwriting discounts, commissions and other expenses (the "Offering").

  During 1997 the Company acquired three national distribution companies (the "NDC Acquisitions"); Apollo Travel Services Partnership ("ATS"), Traviswiss AG ("Traviswiss") and Galileo Nederland BV ("Galileo Nederland"), (ATS and Traviswiss were acquired on July 30, 1997 and Galileo Nederland on September 17, 1997) at purchase prices of $700,000, $8,502 and $2,000, respectively. In connection with the NDC Acquisitions, the Company also incurred expenses of $4,193, which have been accounted for as part of the purchase prices. The Company accounted for the NDC Acquisitions using the purchase method of accounting. Accordingly, the costs of the NDC Acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values. Goodwill related to the cost of the NDC Acquisitions is being amortized over 25 years and is included in commissions, selling and administrative expenses. The results of operations and cash flows of the acquired NDCs have been consolidated with those of the Company from the date of each acquisition. In connection with the NDC Acquisitions, the Company incurred $340,000, net, of debt under a five-year credit agreement.

  In connection with the acquisitions of Traviswiss and Galileo Nederland, the Company terminated certain revenue sharing obligations in exchange for agreements to pay SAirGroup and KLM Royal Dutch Airlines ("KLM"), in four annual installments beginning on the acquisition dates, a total of $22,400 and $14,800, respectively. The remaining liability was $31,800 at December 31, 1997. The related intangible asset of $37,200 is being amortized over 17 years.

  The following pro forma financial information reflects the Merger, the Offering, the incurrence of debt, and the NDC Acquisitions as if they had occurred January 1, 1996, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisitions actually occurred on January 1, 1996.

                          GALILEO INTERNATIONAL, INC.

  Pro forma revenues for the years ended December 31, 1997 and 1996 were $1,351,514 and $1,230,802, respectively. Pro forma net income for the years ended December 31, 1997 and 1996 were $145,393 and $117,125, respectively. Pro forma basic and diluted earnings per share for the years ended December 31, 1997 and 1996 were $1.39 and $1.12, respectively.

 Uses of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Foreign Currency Translation

  The Company uses the U.S. dollar for financial reporting purposes as substantially all of the Company's billings are in U.S. dollars. The balance sheets of the Company's foreign subsidiaries are translated into U.S. dollars using the balance sheet date exchange rate, and revenues and expenses are translated using the average exchange rate. The resulting translation gains and losses are recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are reflected in the consolidated statements of income.

 Cash and Cash Equivalents

  Cash in excess of operating requirements is invested daily in liquid, income-producing investments, having maturities of three months or less. The carrying amounts reported on the balance sheet for cash equivalents include cost and accrued interest, which approximate fair value.

 Fair Value of Financial Instruments

  The Company's financial instruments are valued at their carrying amounts, which, except for derivative financial instruments, are reasonable estimates of fair value due to the relatively short period to maturity of the instruments, or variable interest rates, in the case of long-term debt.

 Allowance for Doubtful Accounts Receivable

  The allowance for doubtful accounts receivable was $22,012, $14,747 and $11,713 at December 31, 1997, 1996 and 1995, respectively. Provisions for bad debts were $4,219, $5,671 and $1,558 for the years ended December 31, 1997, 1996 and 1995, respectively. Write-offs of uncollectible accounts, net of recoverables and allowance adjustments, were $652, $2,637 and $4,791 for the years ended December 31, 1997, 1996 and 1995, respectively.

 Accounting for the Impairment of Long-Lived Assets

  Statement of Financial Accounting Standards No. 121, ("Statement 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment wherever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Statement 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The carrying amount of the Company's long-lived assets at December 31, 1997 and 1996 primarily represents the original amounts invested less the recorded depreciation and amortization. Management believes the carrying amount of these investments is not impaired.

                          GALILEO INTERNATIONAL, INC.

 Property and Equipment

  Depreciation of property and equipment is provided on the straight-line method over the following estimated useful lives of the assets:

      Buildings and improvements..................................... 5-35 years
      Equipment...................................................... 3-10 years

  Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $54,591, $31,533 and $33,280, respectively.

 Computer Software

  In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," certain software development costs are capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including but not limited to, anticipated future gross revenues, estimated economic life and changes in software and hardware technology.

  Computer software consists principally of purchased computer software and capitalized computer software development costs. Amortization is provided on a straight-line method over estimated useful lives of 3-10 years. Amortization expense for the years ended December 31, 1997, 1996 and 1995 was $62,820, $47,611 and $46,225, respectively.

 Intangible Assets

  Intangible assets are amortized on the straight-line method over the following useful lives:

      Customer list..................................................   17 years
      Goodwill.......................................................   25 years
      Other.......................................................... 8-17 years

  The Company assesses the recoverability of these intangible assets by determining whether the carrying amount of the assets are recoverable over their remaining lives. Amortization expense for the year ended December 31, 1997 was $14,356.

 Revenue Recognition

  Fees are charged to airline, car rental, hotel and other travel vendors for bookings made through the Company's CRS and are dependent upon the level and usage of functionality within the CRS at which the vendor participates. Booking fee revenue is recognized at the time the reservation is made for air bookings, at the time of pick-up for car bookings, and at the time of check-out for hotel bookings.

 Research and Development

  Research and development costs, excluding amortization of computer software, are expensed as incurred and were $8,550, $8,185 and $10,094 for the years ended December 31, 1997, 1996 and 1995, respectively.

                          GALILEO INTERNATIONAL, INC.

 Derivative Financial Instruments

  In the normal course of business, portions of the Company's expenses are subject to fluctuations in currency values and interest rates. The Company addresses these risks through a controlled program of risk management that includes the use of derivative financial instruments. To some degree, the Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but management does not expect any counterparties to fail to meet their obligations given their high credit ratings. The Company does not hold or issue financial instruments for trading purposes.

  The Company enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of its United Kingdom operations. The Company accounts for such contracts by recording any unrealized gains or losses in income each reporting period. At December 31, 1997, the Company had entered into foreign exchange forward contracts which provide for purchases of approximately (Pounds)3,250 per month through December 31, 1998. At December 31, 1997 and 1996, the notional principal amounts of outstanding forward contracts were $62,421 and $68,562, respectively. The fair value of outstanding forward contracts at December 31, 1997 and 1996 were $1,417 and $6,744, respectively.

  The Company has also entered into interest rate swap agreements to convert portions of its variable rate debt to fixed rate. The Company accounts for its interest rate swap agreements as a hedge of its interest rate exposure. See
Note 4 for further information regarding the Company's interest rate agreements.

 Income Taxes

  Subsequent to the Merger, the Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 ("Statement 109"), "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Prior to the Merger, the Company operated in the form of a partnership and accordingly the Company's income tax liabilities were the responsibility of its partners.

 Adjusted Earnings per Share

  Adjusted basic earnings per share data for 1997 is calculated as though (i) the partners' capital was converted in the Merger into 88,000,000 shares of Common Stock as of the beginning of the year and the 16,799,700 shares issued to the public were outstanding from July 30, 1997 and, (ii) the Company had operated in a corporate form for the entire year and accordingly was subject to federal and state income taxes.

  Adjusted diluted earnings per share for 1997 is calculated as if the Company's dilutive stock options were outstanding from July 30, 1997, net of assumed repurchased shares using the treasury stock method, causing a 24,324 increase in the weighted average number of shares outstanding.

                          GALILEO INTERNATIONAL, INC.

 Reclassifications

  Certain operating expenses in 1996 and 1995 have been reclassified between cost of operations and commissions, selling and administrative expenses to conform to the 1997 presentation. This reclassification had no effect on overall operating expenses of the Company.

2. TRANSACTIONS WITH AFFILIATES

  Prior to the Merger, for financial reporting purposes, affiliates were considered to be all airline owners of Galileo International Partnership, with individual ownership percentages ranging from 38.0% to 0.10%. Subsequent to the Offering, the airline stockholders, in aggregate, own 64.9% of the Company's outstanding Common Stock, with only United Air Lines, Inc. ("United Airlines") and KLM defined as affiliates due to indirect ownership, individually, greater than 10% of the Company's outstanding Common Stock.

  The Company recognized electronic global distribution services revenues, primarily in the form of booking fees, from affiliates totaling $63,820 for the five months ended December 31, 1997, $236,015 for the seven months ended July 30, 1997 and, $355,535 and $336,808 for the years ended December 31, 1996 and 1995, respectively. The Company also received information services revenues from affiliates totaling $50,126 for the five months ended December 31, 1997, $19,805 for the seven months ended July 30, 1997 and, $34,335 and $34,460 for the years ended December 31, 1996 and 1995, respectively. Total revenues from United Airlines of approximately $209,106, $164,179 and $161,542 were greater than 10% of the Company's revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

  The Company, in the ordinary course of business, purchases services from affiliates. Services purchased from affiliates and classified within cost of operations in the accompanying consolidated statements of income totaled zero for the five months ended December 31, 1997, $2,051 for the seven months ended July 30, 1997 and, $14,232 and $14,638 for the years ended December 31, 1996 and 1995, respectively. Services purchased from affiliates and classified within commissions, selling and administrative expenses totaled $5,399 for the five months ended December 31, 1997, $267,935 for the seven months ended July 30, 1997 and, $424,536 and $365,422 for the years ended December 31, 1996 and 1995, respectively.

  At the time of the Merger, the Company entered into Computer Services Agreements with certain airline stockholders pursuant to which the Company will provide certain fares quotation services, internal reservation services, other internal management services and software development services. The Company has agreed to provide the fares quotation services under existing pricing arrangements for a period of approximately five years. The Company has agreed to provide the remaining above mentioned services to United Airlines for a minimum period of four or six years for the internal reservation services and a minimum of six years for the internal management services, generally at prices in effect immediately prior to the Offering, which are based upon a fully allocated cost methodology. The software development services will be provided to United Airlines for a minimum of six years at prices based upon a fully allocated cost methodology.

3. LEASES AND COMMITMENTS

  The Company leases various office facilities and equipment under operating leases with remaining terms of up to 16 years. Rental expense under operating leases was $24,493, $23,935 and $16,510 for the years ended December 31, 1997, 1996 and 1995, respectively.

  The Company also leases data processing equipment under capital leases. Equipment, at cost, includes $25,969, $21,930 and $36,139 relating to capital leases at December 31, 1997, 1996 and 1995, respectively.

                          GALILEO INTERNATIONAL, INC.

Accumulated depreciation includes $15,616, $8,831 and $18,620 relating to capital leases at December 31, 1997, 1996 and 1995, respectively, with lease amortization included in depreciation expense.

  During 1996, the Company issued a letter of credit in exchange for the refund of a $40,461 lease deposit held by the lessor of the Company's United Kingdom facility.

  Future minimum lease payments under capital leases and noncancelable operating leases at December 31, 1997 are as follows:

                                                              CAPITAL OPERATING
                                                              ------- ---------
1998......................................................... $10,357 $ 21,188
1999.........................................................   7,393   15,015
2000.........................................................   6,620   10,615
2001.........................................................   6,620    8,756
2002.........................................................   6,620    8,305
Thereafter...................................................   6,621   48,498
                                                              ------- --------
Total minimum lease payments................................. $44,231 $112,377
                                                                      ========
Less amount representing interest............................   8,537
                                                              -------
Present value of future minimum lease payments...............  35,694
Current portion of present value of future minimum lease
 payments....................................................   7,918
                                                              -------
Long-term portion of present value of future minimum lease
 payments.................................................... $27,776
                                                              =======

4. LONG-TERM DEBT

  Outstanding long-term debt consists of the following at December 31, 1997 and 1996:

                                                                1997     1996
                                                              -------- --------
Five-year revolving credit agreement......................... $250,000 $    --
Revolving credit facility....................................      --   120,000
                                                              -------- --------
                                                               250,000  120,000
Less current portion of long-term debt.......................      --    50,000
                                                              -------- --------
Long-term debt............................................... $250,000 $ 70,000
                                                              ======== ========

  On July 23, 1997, the Company's $200,000 revolving credit facility was terminated and replaced by a $200,000 364-day credit agreement and a $400,000 five-year credit agreement (collectively, the "Credit Agreements"). Facility fees range from 5.5 to 15.0 basis points under the 364-day credit agreement and from 8.0 to 22.5 basis points under the five-year credit agreement. Interest on the borrowings may be either Base Rate, CD Rate or Euro-dollar Rate based and is reset in six month intervals. At December 31, 1997, the nominal interest rate for outstanding debt was 6.21%.

  At December 31, 1997, borrowings totaled $250,000 under the five-year credit agreement with no required repayments until maturity in July 2002. No amounts were outstanding under the 364-day credit agreement.

  The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its outstanding borrowings. At December 31, 1997 and 1996, the Company had outstanding interest rate swap agreements having a total notional value of $89,009 and $120,326, respectively, with fixed interest rates

                          GALILEO INTERNATIONAL, INC.

averaging 5.03% and 5.08%, respectively. The fair value of outstanding swap agreements at December 31, 1997 and 1996 were $547 and $1,346, respectively. For the years ended December 31, 1997, 1996 and 1995, the effective interest rate on the Company's outstanding debt was 5.31%, 5.73% and 6.55%, respectively. The interest rate swap agreements mature in December 1998.

  Total interest, including interest under capital leases, of $12,266, $11,307 and $18,882 was incurred for the years ended December 31, 1997, 1996, and 1995, respectively.

  At December 31, 1996, the Company had $120,000 outstanding against a $200,000 revolving credit facility to mature in July 2001. The Company paid a quarterly commitment fee on the entire facility (13.75 basis points annually at December 31, 1996). Interest on the outstanding debt was based on the London Interbank Offer Rate (LIBOR), 5.5% at December 31, 1996, plus a fluctuating margin, that was 0.2625% at December 31, 1996. The Company classified $50,000 of non-required debt payments as current debt in the accompanying consolidated balance sheet at December 31, 1996. This classification reflected the Company's intent to retire such debt.

5. EMPLOYEE BENEFIT PLANS

  The Company has defined benefit pension plans that cover substantially all U.S. employees, including, in 1997, the employees of ATS. Plan benefits are based on the participants' years of service and average compensation for a specified period before retirement. The Company's funding policy is to contribute annually an amount which satisfies ERISA funding standards. The assets of the plans at December 31, 1997 and 1996 are principally comprised of marketable equity securities, U.S. Government and government agency bonds, and short-term securities.

  In addition to the plans above, the Company sponsors a nonqualified supplemental defined benefit pension plan ("Supplemental Plan") covering certain highly compensated employees. The Supplemental Plan benefits are based on years of service and annual compensation upon termination or retirement. The Company's policy is to fund Supplemental Plan benefits as they become payable to participants.

  The following table sets forth the plans' obligations, funded status, and pension costs related to all defined benefit plans at December 31, 1997 and 1996:

                                                               1997      1996
                                                             --------  --------
Actuarial present value of accumulated benefit obligation:
 Vested..................................................... $ 60,039  $ 25,799
 Nonvested..................................................   11,641     5,294
                                                             --------  --------
                                                             $ 71,680  $ 31,093
                                                             ========  ========
Projected benefit obligation for service rendered to date... $ 90,304  $ 42,593
Plan net assets at fair value...............................  (79,781)  (34,768)
                                                             --------  --------
Plan net assets less than projected benefit obligation......   10,523     7,825
Unrecognized net gain.......................................    3,705       688
Unrecognized prior service cost.............................   (3,324)   (3,639)
Unrecognized net transition obligation......................   (2,487)   (2,736)
                                                             --------  --------
Net pension liability....................................... $  8,417  $  2,138
                                                             ========  ========

                          GALILEO INTERNATIONAL, INC.

  Net pension costs for the years ended December 31, 1997, 1996 and 1995 included the following components:

                                                       1997     1996     1995
                                                      -------  -------  -------
Interest cost on projected benefit obligation........ $ 4,654  $ 3,093  $ 2,744
Service cost.........................................   4,384    3,725    3,038
Actual investment return on plan assets..............  (9,381)  (5,089)  (4,789)
Net amortization and deferral........................   5,452    3,391    3,884
                                                      -------  -------  -------
                                                      $ 5,109  $ 5,120  $ 4,877
                                                      =======  =======  =======


  The discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 4.25%, respectively, in 1997, 7.75% and 4.75%, respectively, in 1996, and 7.25% and 4.25%, respectively, in 1995. The expected long-term rate of return on assets as of December 31, 1997, 1996 and 1995 was 9.50%.

  The Company has a defined contribution pension plan covering a majority of the United Kingdom employees which requires the Company to annually contribute 10% of eligible employee compensation on behalf of each participant. The Company's contributions to the plan were $2,410, $2,289 and $1,970 during the years ended December 31, 1997, 1996 and 1995, respectively.

  The Company offers its U.S.-based employees a 401(k) savings plan. Employees can elect to contribute pretax earnings, as limited by the Internal Revenue Code, to their account and can determine how the money is invested from a selection of options offered by the Company. The Company's contributions, matching participating employees up to a designated level, were $1,982 and $1,983 during the years ended December 31, 1997 and 1996, respectively.

6. POSTRETIREMENT HEALTH CARE BENEFITS

  The Company provides certain health care benefits to its retired U.S. employees. The Company has no significant postretirement health care benefit plans outside of the United States. The majority of its U.S. employees may become eligible for these benefits if they reach normal retirement age while working for the Company. In addition, the Company provides retiree flight benefits to certain former United employees. The discount rate used to develop the accumulated postretirement benefit obligation for the retiree health care plan was 7.25%, 7.75% and 7.25% for 1997, 1996 and 1995, respectively. The Company's plan is unfunded.

  The following table sets forth the plan's funded status, reconciled with amounts recognized in the Company's consolidated balance sheets at December 31, 1997 and 1996:

                                                               1997     1996
                                                              -------  -------
Accumulated postretirement benefit obligation:
  Retirees................................................... $ 6,460  $ 4,730
  Fully eligible active plan participants....................   9,638    3,645
  Other active plan participants.............................  24,022   13,122
                                                              -------  -------
                                                               40,120   21,497
Plan assets at fair value....................................     --       --
                                                              -------  -------
Accumulated postretirement benefit obligation in excess of
 plan assets.................................................  40,120   21,497
Unrecognized net loss from past experience different from
 that assumed and from changes in assumptions................  (4,138)  (4,622)
                                                              -------  -------
Accrued postretirement benefit cost.......................... $35,982  $16,875
                                                              =======  =======

                          GALILEO INTERNATIONAL, INC.

  Components of the expense recognized for the years ended December 31, 1997, 1996 and 1995 for the retiree health care plan were as follows:

                                                            1997   1996   1995
                                                           ------ ------ ------
Service cost.............................................. $1,337 $1,169 $  909
Interest cost on projected benefit obligation.............  2,062  1,542  1,362
Amortization of losses....................................     51    274    127
                                                           ------ ------ ------
Net retiree health care expense........................... $3,450 $2,985 $2,398
                                                           ====== ====== ======

  The health care trend rate used to determine the accumulated postretirement benefit obligation was 12% for 1997, decreasing by 1% each year until reaching 4% for the year 2005 and beyond. Increasing the health care trend rate by one percentage point would increase the accumulated postretirement benefit obligation by $586 in 1997 and would increase the 1997 net retiree health care expense by $21.

7. GEOGRAPHIC AND SEGMENT INFORMATION

  The Company derives substantially all of its revenues from the global travel industry. Revenues are generated domestically from both U.S. and non-U.S. travel vendors. Revenues received by the Company's U.S. operations from services provided to non-U.S. travel vendors were approximately $663,500, $561,900 and $474,500 for the years ended December 31, 1997, 1996 and 1995, respectively.

8. SPECIAL CHARGES

  The Company recorded special charges of $20,111 ($12,099 after tax) during the year ended December 31, 1997 related to the integration of the acquired NDCs into the Company's operations. The special charges were comprised primarily of $12,315 in severance costs related to termination of 202 employees and $7,796 of other integration costs, principally related to the closing of duplicate facilities. As of December 31, 1997, $6,440 of severance costs have been paid and charged against the liability and 82 employees have been terminated. The Company expects the integration activities to be substantially complete in 1998. At December 31, 1997, the estimated remaining liability related to the integration was $10,427 and is included in the accompanying consolidated balance sheet.

  During 1995, the Company decided to discontinue the operations of Covia Technologies. A charge of $12,388 was taken for disposal costs related to this discontinuance and the write-off of intangible assets as of December 31, 1995.

  In 1993, the Company, formerly Covia Partnership, combined with The Galileo Company Ltd. (the "Combination") and consolidated its two data center facilities resulting in the closing of the Swindon, United Kingdom data center. In connection therewith, the estimated cost of the consolidation was charged to expense. At December 31, 1997 and 1996, the estimated remaining liabilities, principally for vacated leased facilities, related to the consolidation were $20,908 and $25,045, respectively, and are included in the accompanying consolidated balance sheets.

                          GALILEO INTERNATIONAL, INC.

9. SUPPLEMENTAL INFORMATION

  Supplemental cash flow information and noncash investing and financing activities are as follows:

                                                         1997    1996    1995
                                                        ------- ------- -------
Supplemental cash flow information--
  Cash paid during the period for:
    Interest........................................... $12,786 $11,517 $19,299
    Income taxes.......................................  32,001     --      --
Supplemental noncash investing and financing
 activities--
  Capital lease obligations and accounts payable from
   acquisition of equipment............................ $ 7,295 $ 3,705 $ 9,029

10. INCOME TAXES

  No provision for U.S. federal and state income taxes was recorded prior to July 30, 1997, as such liability was the responsibility of the partners of Galileo International Partnership, rather than of the Company. Certain of the Company's non-U.S. subsidiaries are subject to income taxes. As a result of the Merger, the Company recorded initial deferred income taxes of $15,335 to reflect the establishment of deferred tax assets and liabilities. The remaining provisions for income taxes for the year ended December 31, 1997 relate to the period subsequent to July 30, 1997.

  The provision for income taxes consists of the following for the year ended December 31, 1997:

Current taxes:
  Federal.............................................................. $26,867
  State................................................................   5,317
  Foreign..............................................................  (3,501)
                                                                        -------
    Total..............................................................  28,683
Deferred taxes:
  Federal..............................................................     (36)
  State................................................................      (6)
                                                                        -------
    Total..............................................................     (42)
                                                                        -------
Provision for income taxes............................................. $28,641
                                                                        =======

  Deferred tax assets (liabilities) are comprised of the following at December 31, 1997:

Current:
  Bad debt reserves.................................................. $  7,294
  Compensation accruals..............................................    6,045
  Other..............................................................    5,828
                                                                      --------
                                                                      $ 19,167
                                                                      ========
Noncurrent:
  Software amortization.............................................. $(65,430)
  Postretirement medical and pension accruals........................   17,158
  Depreciation.......................................................   11,552
  Other assets.......................................................    9,780
  Facilities reserves................................................    8,651
  Other..............................................................   (1,329)
                                                                      --------
                                                                      $(19,618)
                                                                      ========

                          GALILEO INTERNATIONAL, INC.

  The 1997 provision for income taxes is based on income earned for the period July 31 through December 31, 1997 of $67,627, and includes foreign tax expense incurred for the period January 1, 1997 through July 30, 1997 of $1,469. The effective tax rate on this income before taxes differs from the U.S. statutory rate. The following table reconciles the U.S. statutory rate with the effective rate for the year ended December 31, 1997:

Tax at U.S. Federal income tax rate.................................... $23,669
Increase in taxes resulting from:
  State income taxes, net of U.S. Federal income tax benefit...........   3,457
  Amortization of excess of cost over net assets acquired and related
   purchase accounting adjustments.....................................     880
  Tax effect of non-deductible expenses................................     175
  Foreign and U.S. tax effects attributable to foreign operations......     110
  Other................................................................     350
                                                                        -------
    Taxes on income at effective rate.................................. $28,641
                                                                        =======

11. STOCKHOLDERS' EQUITY

 Special Voting Preferred Stock

  The Company's Special Voting Preferred Stock (the "Special Preferred"), of which seven shares are authorized, issued and outstanding, permits, under certain circumstances, each holder of a share of Special Preferred to elect one director to the Company's Board of Directors. The Special Preferred shares do not provide the holder with any further stockholder voting privileges nor does the holder receive dividends on such shares. In the event of liquidation, dissolution or winding-up of the Company, holders of the Special Preferred are entitled to $100 per share, but holders are not entitled to any further payment. Substantial restrictions exist as to the transferability of the Special Preferred shares by the holders.

 Preferred Stock

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

Common Stock

  Each share of Common Stock entitles the holder thereof to one vote in elections of directors and all other matters submitted to a vote of stockholders. Each share also has an equal and ratable right to receive dividends paid from the Company's assets, as and if declared by the Board of Directors.

 Stock Incentive Plan

  During 1997, the Company adopted the 1997 Stock Incentive Plan (the "Plan"). The Plan, whose purpose is to attract, retain and motivate officers and other key employees and consultants of the Company, provides for the award of Common Stock in the form of stock options, stock appreciation rights, stock awards or such other forms as determined to be consistent with the purposes of the Plan. The Company granted employees, employed by the Company on the date of the closing of the Offering, options to purchase the Company's Common Stock. Such options vest in equal installments over a three-year period measured from the date of the Offering. In

                          GALILEO INTERNATIONAL, INC.

addition, the Company has granted to senior management options to purchase the Company's Common Stock, which vest in equal installments over a five-year period. All of the foregoing options have a ten-year term.

  An aggregate of 8,140,000 shares of Common Stock are reserved for issuance under the Plan. The number of shares available for issuance under the Plan will be proportionately adjusted in the event of certain changes in the Company's capitalization or a similar transaction. Shares issued pursuant to the Plan may be authorized but unissued shares, treasury shares or any combination thereof.

  The Company also adopted the 1997 Non-Employee Director Stock Plan (the "Director Plan") to retain the services of qualified individuals who are not employees of the Company to serve as members of the Board of Directors. The Director Plan authorizes awards of options, based on the director's term, which generally vest six months after the date of grant, have an exercise price equal to the fair market value at the date of grant, and expire ten years from date of grant. Directors who are employees of an airline stockholder will receive, in lieu of such options, a cash payment equal to the value of the option calculated on the basis of the Black-Scholes option valuation model. An aggregate of 500,000 shares of Common Stock are reserved for issuance under the Director Plan.

  Stock option activity during 1997 is as follows (in thousands except share prices):

                                                                     WEIGHTED
                                                         NUMBER      AVERAGE
                                                        OF SHARES EXERCISE PRICE
                                                        --------- --------------
      Outstanding at January 1, 1997...................     --           --
      Granted..........................................   1,107       $25.37
      Exercised........................................     --           --
      Forfeited........................................     (43)       24.50
      Expired..........................................     --           --
                                                          -----
      Outstanding at December 31, 1997.................   1,064       $25.40
                                                          =====
      Options exercisable at December 31, 1997.........     --           --

  The following table summarizes information about stock options outstanding at December 31, 1997 (number of shares in thousands):

                                                                WEIGHTED AVERAGE
                                                      NUMBER OF    REMAINING
      EXERCISE PRICES                                  SHARES   CONTRACTUAL LIFE
      ---------------                                 --------- ----------------
      $24.50.........................................    803       9.4 years
      $28.18.........................................    261       9.4 years

  The per share weighted average fair value of stock options granted during 1997 was $6.73 on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: expected dividend yield of 0.98%, expected volatility of 25%, risk-free interest rate of 5%, and expected life of five years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                          GALILEO INTERNATIONAL, INC.

  The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123 ("Statement 123"), "Accounting for Stock-Based Compensation", the Company's net income would have been reduced to the adjusted amounts below:

                                                                          1997
                                                                        --------
      Net Income
        As reported.................................................... $161,637
        As adjusted....................................................  161,013

  The application of Statement 123 to the Company's adjusted net income and basic and diluted earnings per share would have had no material effect.

12. COMMITMENTS & CONTINGENCIES

  The Company is involved in various matters of litigation as both plaintiff and defendant. In the opinion of management, none of these matters, individually or in the aggregate, if determined against the Company would have a material adverse effect on the business, consolidated financial condition or results of operations of the Company.

  In connection with the NDC Acquisitions, the Company entered into agreements (the "Services Agreements") with United Airlines, US Airways, Air Canada, SAirGroup, and KLM (collectively, the "Service Providers") to provide certain marketing services to the Company. During the sixth year following the effective date of the Services Agreements, the Company is contractually required to pay the Service Providers a fee of up to $211,500 (on a present value basis), based on improvements in the Company's air booking fee revenue over the five-year period immediately following the acquisitions, as measured by the weighted average annual air segment growth rate and the weighted average annual price increase rate over such period. The Company cannot currently estimate how much, if any, of such maximum fee will be paid.

13. BUSINESS AND CREDIT CONCENTRATIONS

  The Company derives substantially all of its revenues from the travel industry. Accordingly, events affecting the travel industry, particularly airline travel and participating airlines, can significantly affect the Company's business, financial condition and results of operations.

  Travel agencies are the primary channel of distribution for the services offered by travel vendors. If the Company were to lose and not replace the bookings generated by any significant travel agencies, its business, financial condition and results of operations could be materially adversely affected.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 9TH DAY OF MARCH, 1998.

                                          Galileo International, Inc.

                                                  /s/ James E. Barlett
                                          By: _________________________________
                                                      James E. Barlett
                                                  Chairman, President and
                                                  Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


      /s/ James E. Barlett           Chairman, President, Chief    February 23, 1998
____________________________________  Executive Officer and
          James E. Barlett            Director (Principal
                                      Executive Officer)

     /s/ Frederic F. Brace           Director                      February 23, 1998
____________________________________
         Frederic F. Brace

      /s/ Paul H. Bristow            Senior Vice President, Chief  February 23, 1998
____________________________________  Financial Officer,
          Paul H. Bristow             Treasurer and Director
                                      (Principal Financial and
                                      Accounting Officer)

      /s/ David A. Coltman           Director                      February 23, 1998
____________________________________
          David A. Coltman

      /s/ James E. Goodwin           Director                      February 23, 1998
____________________________________
          James E. Goodwin

      /s/ Babetta R. Gray            Senior Vice President Legal,  February 23, 1998
____________________________________  General Counsel, Secretary
          Babetta R. Gray             and Director

                                     Director
____________________________________
           John W. Harper

     /s/ Frank H. Rovekamp           Director                      February 23, 1998
____________________________________
         Frank H. Rovekamp

   /s/ Georges P. Schorderet         Director                      February 23, 1998
____________________________________
       Georges P. Schorderet

      /s/ Derek M. Stevens           Director                      February 23, 1998
____________________________________
          Derek M. Stevens

      /s/ Kenneth Whipple            Director                      February 23, 1998
____________________________________
          Kenneth Whipple

(c) Exhibit Index

Exhibit
Number                              Exhibit Description
------                              -------------------

  2.1    General Partnership Interest Purchase Agreement among United Air Lines,
         Inc., Covia LLC, U.S. Airways, Inc., USAM Corp., Air Canada, Resnet
         Holdings, Inc., Apollo Travel Services Partnership and Galileo International
         Partnership (2)
  2.2    Share Purchase Agreement between SAirGroup (LTD.) and Galileo International
         Partnership (2)
  2.3    General Share Purchase Agreement among Koninklijke Luchtvaart
         Maatschappij N.V., Galileo Nederland BV and Galileo International Partnership (1)
  2.4    Merger Agreement among Galileo International Partnership, Galileo International,
         L.L.C. and Galileo International, Inc. (2)
  3.1    Restated Certificate of Incorporation of Galileo International, Inc. (2)
  3.2    Restated By-Laws of Galileo International, Inc. (2)
  4.1    Registration Rights Agreement among Galileo International, Inc., Covia LLC,
         USAM Corp., RESNET Holdings, Inc., Distribution Systems Inc., Roscor A.G.,
         Travel Industry Systems B.V., Retford Limited, Racom Teledata S.p.A., Travidata
         Inc., Olynet Inc. and Coporga, Inc. (2)
  4.2    Specimen Certificate representing Common Stock (1)
 10.1    Stockholders' Agreement among Galileo International, Inc., certain of its
         STOCKHOLDERS and certain RELATED PARTIES OF SUCH STOCKHOLDERS (2)
 10.2    Services Agreement among Galileo International, L.L.C., United Air Lines, Inc., US
         Airways, Inc. and Air Canada (2)
 10.3    Services Agreement between Galileo International, L.L.C. and SwissAir Swiss Air
         Transport Ltd. (2)
 10.4    Form of Services Agreement between the Registrant and Koninklijke Luchtvaart
         Maatschappij N.V. (1)
 10.5    Amended and Restated Non-Competition Agreement among Galileo International,
         Inc., Galileo International, L.L.C., and United Air Lines, Inc., UAL Corporation,
         Covia LLC, Air Wisconsin, Inc. and Air Wis Services, Inc. together with Schedule 1 indicating other substantially similar agreements (2)(4)
 10.6    Marketing Cooperation and Sales Representation Agreement between US Airways,
         Inc. and Galileo International, L.L.C.(2)(4)
 10.7    Marketing Cooperation and Sales Representation Agreement between United Air
         Lines, Inc. and Galileo International, L.L.C.(2)(4)
 10.8    Rights Waiver Agreement between SAirGroup and Galileo International
         Partnership (2)
 10.9    Form of Rights Waiver Agreement between Koninklijke Luchtvaart Maatschappij
         N.V. and Galileo International Partnership (1)
10.10    Credit Agreements:
           (a) $200,000,000 364-Day Credit Agreement (2)
              (i) Assignment and Assumption Agreement
              (ii) Amendment No. 1
           (b) $400,000,000 Five-Year Credit Agreement (2)
              (i) Assignment and Assumption Agreement
              (ii) Amendment No. 1
 10.11   Hillmead Underlease (1)
 10.12   Underlease, dated 1996, between The Galileo Company and Lucent Technologies
         Network Systems UK Limited (1)
 10.13   Lease, dated March 1, 1994, between St. Martins Property Investments Limited and

         The Galileo Company (1)
 10.14   Lease, dated December 2, 1987, between St. Martins Property Investments Limited and Galileo Distribution Systems Limited (1)
 10.15   Englewood, Colorado Office Lease, dated April 18, 1988 (1)
 10.16   First Amendment to Englewood, Colorado Office Lease, dated June 23, 1988 (1)
 10.17   Rosemont Office Lease, dated March 31, 1995 (1)
 10.18   Term Lease Master Agreement, dated May 9, 1988, between IBM Credit
         Corporation and Covia Partnership (1)
 10.19   Master Lease Agreement, dated November 11, 1988, between Comdisco, Inc. and
         Covia Partnership (1)
 10.20   Software License Agreement, dated August 1, 1994 between Allen Systems Group,
         Inc. and Galileo International (1)
 10.21   Program Product Master License Agreement between Candle Corporation and
         Galileo International Partnership (1)
 10.22   Foundation License Addendum to Order Form between Galileo International and
         Computer Associates International, Inc. (1)
 10.23   Software License Agreement and Addendum, dated August 19, 1994, between
         Sterling Software (U.S.A.), Inc. and Galileo International (1)
 10.24   Master Equipment Lease, dated November 19, 1991, between General Electric
         Capital Computer Leasing Corporation and Covia Partnership (1)
 10.25   Master Equipment Lease, dated April 4, 1996, between AT&T Systems Leasing
         Corporation and Galileo International Partnership (1)
 10.26   Dun & Bradstreet Software Services Inc. License Agreement (1)
 10.27   Cover Agreement, dated October 8, 1996, between Sprint Communications
         Company L.P. and Galileo International Partnership (1)
 10.28   Agreement for Telecommunications Services, dated January 1, 1996, between
         Societe International de Telecommunications Aeronautiques and Galileo
         International Partnership (1)
 10.29   Master Agreement for MCI Enhanced Services, dated February 14, 1996, between
         MCI Telecommunications Corporation and Galileo International Partnership (1)
           (a) Second Amendment to the Master Agreement for MCI Enhanced Services
           (b) Amendment Number Three to Master Agreement for Enhanced Services
 10.30   Communications Services Agreement, dated April 1, 1997, between Galileo
         International and AT&T Corp. (1)
*10.31   Galileo International Severance Plan (1)
*10.32   Galileo International Savings and Investment Plan (1)
*10.33   Galileo International car policy (1)
*10.34   Galileo Retirement and Death Benefit Scheme (1)
*10.35   Galileo International Employee Pension Plan (1)
*10.36   Galileo International Flextrack Benefits Plan (1)
 10.37   Form of Galileo International Distributor Sales and Service Agreement (1)
 10.38   Form of Global Airline Distribution Agreement (1)
 10.39   Agreement for the Provision of Services between The Galileo Company and Galileo
         International Partnership (1)
*10.40   Galileo International Retiree Medical Plan (1)
*10.41   Form of Galileo International, Inc. 1997 Stock Incentive Plan as revised
         March 1, 1998
*10.42   Galileo International, Inc. 1997 Non-Employee Director Stock Plan (1)
*10.43   Form of Deferred Compensation Arrangements For Senior Officers of Galileo
         International, Inc. (3)
*10.44   Galileo UK Health Benefit Policy (1)
*10.45   Employment Agreement of James E. Barlett (1)
 11.1    Computation of Earnings Per Share
 21.1    List of Subsidiaries

 27.1    Financial Data Schedule

----------

(1) Incorporated by reference to exhibits 1.1, 2.2, 4.2, 10.4, 10.9, 10.11 through 10.40, 10.42, 10.44, 10.45 and 23.2 to the Company's
         Registration Statement on Form S-1, including all amendments (Registration No. 333-27495).

(2) Incorporated by reference to exhibits 2.1, 2.3, 2.4 through 4.1, 10.1 through 10.3, 10.5 through 10.8, 10.10 and 10.41 to the Company's Form 10-Q for the quarterly period ended June 30, 1997.

(3) Incorporated by reference to exhibit 10.43 to the Company's Form 10-Q for the quarterly period ended September 30, 1997.

(4) Portions of these Exhibits have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

*        Management contract or compensatory plan or arrangement.