Form 10-Q
period 1998-03-31
GALILEO INTERNATIONAL INC
filed 1998-05-14
CIK 1039300

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998
                                    --------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

     Commission file number        1-13153


                          Galileo International, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                 36-4156005
--------------------------------------------------------------------------------
      (State or Other Jurisdiction                    (IRS Employer
     of Incorporation or Organization)              Identification No.)

          9700 West Higgins Road, Suite 400, Rosemont, Illinois 60018
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

                                (847) 518-4000
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

                                      N/A
--------------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

Indicate by check mark whether the registrant: (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No[_]

At May 8, 1998, there were 104,799,700 shares of Common Stock, par value $.01 per share, of the registrant outstanding.

                          GALILEO INTERNATIONAL, INC.
                         QUARTER ENDED MARCH 31, 1998

                                     INDEX

                                                                                  PAGE
                                                                                  ----
PART I - FINANCIAL INFORMATION

     Item 1.   Historical Financial Statements of Galileo International, Inc.
               (Formerly Galileo International Partnership through July 30, 1997)

               Condensed Consolidated Balance Sheets as of March 31,1998
               (unaudited) and December 31, 1997                                     3

               Condensed Consolidated Statements of Income for the quarters
               ended March 31, 1998 and 1997 (unaudited)                             4

               Condensed Consolidated Statements of Cash Flows for the
               quarters ended March 31, 1998 and 1997 (unaudited)                    5

               Condensed Consolidated Statement of Stockholders' Equity
               for the quarter ended March 31, 1998  (unaudited)                     6

               Notes to Condensed Consolidated Financial Statements                  7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                         9

PART II - OTHER INFORMATION

     Item 5.   Other Information -  Galileo International, Inc.                     16

               Condensed Consolidated Statement of Income (1998) and
               Pro Forma Condensed Combined Statement of Income (1997)
               for the quarters ended March 31, 1998 and 1997 (unaudited)           17

     Item 6.   Exhibits and Reports on Form 8-K                                     18

     SIGNATURES                                                                     19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GALILEO INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                      March 31,       December 31,
                                                                        1998             1997
                                                                    -------------    -------------
                                                                     (Unaudited)
                                   ASSETS
                                   ------
Current assets:
  Cash and cash equivalents                                         $      55,693    $      19,367
  Accounts receivable, net                                                221,112          165,407
  Other current assets                                                     38,783           39,501
                                                                    -------------    -------------
Total current assets                                                      315,588          224,275
Property and equipment, at cost:
  Land                                                                      6,470            6,470
  Buildings and improvements                                               75,128           74,038
  Equipment                                                               342,823          330,112
                                                                    -------------    -------------
                                                                          424,421          410,620
  Less accumulated depreciation                                           241,357          221,439
                                                                    -------------    -------------
Net property and equipment                                                183,064          189,181
Computer software, net                                                    213,097          224,575
Intangible assets, net                                                    597,234          606,187
Other noncurrent assets                                                    27,594           24,279
                                                                    -------------    -------------
                                                                    $   1,336,577    $   1,268,497
                                                                    =============    =============


                         LIABILITIES AND EQUITY
                         ----------------------
Current liabilities:
  Accounts payable                                                  $      46,858    $      56,954
  Accrued commissions                                                      44,247           31,175
  Income taxes payable                                                     42,017            1,721
  Other accrued liabilities                                               101,023          103,595
  Capital lease obligations, current portion                                7,643            7,918
                                                                    -------------    -------------
Total current liabilities                                                 241,788          201,363

Pension and postretirement benefits                                        47,186           44,399
Other noncurrent liabilities                                               62,398           61,263
Capital lease obligations, less current portion                            26,364           27,776
Long-term debt                                                            220,000          250,000
                                                                    -------------    -------------
Total liabilities                                                         597,736          584,801
Stockholders' equity:
  Special voting preferred stock: $.01 par value;
       7 shares authorized; 7 shares issued and
       outstanding                                                            ---              ---
  Preferred stock: $.01 par value; 25,000,000 shares
       authorized; no shares issued                                           ---              ---
  Common stock: $.01 par value; 250,000,000 shares
       authorized; 104,799,700 shares issued and outstanding                1,048            1,048
  Additional paid-in capital                                              663,688          663,688
  Retained earnings                                                        74,847           18,832
  Cumulative translation adjustments                                         (742)             128
                                                                    -------------    -------------
Total stockholders' equity                                                738,841          683,696
                                                                    -------------    -------------
                                                                    $   1,336,577    $  $1,268,497
                                                                    =============    =============

    See accompanying notes to condensed consolidated financial statements.

                          GALILEO INTERNATIONAL, INC.
      (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited, in thousands, except share data)

                                                                        Quarter
                                                                    Ended March 31,
                                                              ----------------------------
                                                                  1998           1997
                                                                  ----           ----
Revenues:
 Electronic global distribution services                       $    342,230   $   297,346
 Information services                                                34,780        10,300
                                                              --------------  ------------
                                                                    377,010       307,646
Operating expenses:
 Cost of operations                                                 135,100        62,098
 Commissions, selling and administrative                            135,631       179,237
                                                              --------------  ------------
                                                                    270,731       241,335
                                                              --------------  ------------
Operating income                                                    106,279        66,311
Other income (expense):
 Interest expense, net                                               (3,263)       (1,774)
 Other, net                                                             649         1,370
                                                              --------------  ------------
Income before income taxes                                          103,665        65,907

Income taxes                                                         41,362           415
                                                              --------------  ------------
Net income                                                     $     62,303   $    65,492
                                                              ==============  ============
Weighted average number of shares outstanding                   104,799,700
                                                              ==============
Basic earnings per share                                       $       0.59
                                                              ==============


Diluted weighted average number of shares outstanding           105,063,135
                                                              ==============
Diluted earnings per share                                     $       0.59
                                                              ==============

    See accompanying notes to condensed consolidated financial statements.

                          GALILEO INTERNATIONAL, INC.
      (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                        Quarter Ended
                                                                          March 31,
                                                                  -------------------------
                                                                      1998         1997
                                                                      ----         ----
Operating activities:
 Net income                                                       $   62,303     $   65,492
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Depreciation and amortization                                       41,516        19,140
   Loss on disposal of property and equipment                             141            10
   Deferred income taxes, net                                             283          ---
   (Increase) decrease in noncurrent assets                            (3,268)          147
   Increase (decrease) in noncurrent liabilities                        1,723          (129)
   Changes in operating assets and liabilities:
     Increase in accounts receivable, net                             (55,849)      (43,970)
     Decrease (increase) in other current assets                        2,313        (1,633)
     Increase in accounts payable and accrued commissions               6,940        17,395
     (Decrease) increase in accrued liabilities                        (1,804)        3,621
     Increase in income taxes payable                                  40,296           319
                                                                  ------------   -----------
Net cash provided by operating activities                              94,594        60,392

Investing activities:
 Purchase of property and equipment                                   (18,598)      (11,055)
 Purchase and capitalization of computer software                      (4,093)       (5,472)
 Proceeds on disposal of property and equipment                         2,925          ---
                                                                  ------------   -----------
Net cash used in investing activities                                 (19,766)      (16,527)

Financing activities:
 Repayments under credit agreements                                   (30,000)      (50,000)
 Payments of capital lease obligations                                 (2,032)         (638)
 Dividends paid to stockholders                                        (6,288)         ---
                                                                  ------------   -----------
Net cash used in financing activities                                 (38,320)      (50,638)

Effect of exchange rate changes on cash                                  (182)         (260)
                                                                  ------------   -----------
Increase (decrease) in cash and cash equivalents                       36,326        (7,033)
Cash and cash equivalents at beginning of period                       19,367        78,196
                                                                  ------------   -----------

Cash and cash equivalents at end of period                        $    55,693    $   71,163
                                                                  ============   ===========

    See accompanying notes to condensed consolidated financial statements.

                          GALILEO INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (Unaudited, in thousands, except share data)

                                                             Special
                                                              Voting
                                                          Preferred Stock                Common Stock
                                                     ------------------------     -----------------------
                                                     Shares           Amount       Shares          Amount
                                                     ------          --------     -------         -------
Balance at December 31, 1997                                7        $      -     104,799,700    $  1,048
Comprehensive income:
 Net income                                                 -               -               -           -
 Change in cumulative translation adjustments               -               -               -           -

Dividends paid ($.06 per share)                             -               -               -           -
                                                     --------        --------     -----------    --------
Balance at March 31, 1998                                   7        $      -     104,799,700    $  1,048
                                                     ========        ========     ===========    ========

                                                  Additional                      Cumulative
                                                  Paid - In     Retained          Translation
                                                   Capital      Earnings          Adjustments       Total
                                                  ---------   ------------    ------------------  ---------
Balance at December 31, 1997                        $663,688   $  18,832           $     128      $ 683,696
Comprehensive income:
 Net income                                                -      62,303                   -         62,303
 Change in cumulative translation adjustments              -           -                (870)          (870)
                                                                                                  ---------
                                                                                                     61,433
Dividends paid ($.06 per share)                            -      (6,288)                  -         (6,288)
                                                    --------   ---------           ---------      ---------
Balance at March 31, 1998                           $663,688   $  74,847           $    (742)     $ 738,841
                                                    ========   =========           =========      =========

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

     The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" for the quarter ended March 31, 1998. Required changes are reflected in the Condensed Consolidated Statement of Stockholders' Equity.

     The Company's quarterly financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, included in the Galileo International, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 1998.


NOTE 2 - NDC ACQUISITIONS

     During the quarter ended September 30, 1997, the Company acquired three distribution companies (the "NDC Acquisitions"); Apollo Travel Services Partnership ("ATS"), Traviswiss AG ("Traviswiss") and Galileo Nederland BV ("Galileo Nederland"), at purchase prices of $700.0 million, $8.5 million and $2.0 million, respectively. In connection with the NDC

Acquisitions, the Company also incurred expenses of approximately $4.2 million which have been accounted for as part of the purchase prices.

     The Company accounted for the NDC Acquisitions using the purchase method of accounting. Accordingly, the costs of the NDC Acquisitions were allocated to the assets acquired and liabilities assumed based upon their respective fair values. Of the total ATS purchase price, $405.6 million and $19.3 million was attributed to the customer list and assembled workforce, respectively, and such amounts are being amortized over 17 years and 8 years, respectively. The excess of the cost of the NDC Acquisitions over the fair value of the net assets acquired, $157.3 million, is being amortized over 25 years. The results of operations and cash flows of the acquired NDCs have been consolidated with those of the Company from the date of each acquisition.

     In connection with the acquisitions of Traviswiss and Galileo Nederland, the Company terminated certain revenue sharing obligations in exchange for agreements to pay SAirGroup and KLM, in four annual installments beginning on the acquisition dates, a total of $22.4 million and $14.8 million, respectively. The total intangible asset of $37.2 million is being amortized over 25 years.


NOTE 3 - EARNINGS PER SHARE

     Basic earnings per share data for the quarter ended March 31, 1998 is calculated based on the weighted average shares outstanding for the period. Diluted earnings per share is calculated as if the Company had additional common stock outstanding from January 1, 1998 for all dilutive stock options, net of assumed repurchased shares using the treasury stock method, causing a 263,435 share increase in the weighted average number of shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                          GALILEO INTERNATIONAL, INC.
      (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)

SUMMARY

     Prior to the consummation of the July 1997 Offering, the Company conducted its business through Galileo International Partnership. Immediately prior to the consummation of the Offering, Galileo International Partnership was merged into a wholly owned limited liability company subsidiary of Galileo International, Inc. As a result of the Merger, (i) the Company became subject to U.S. federal and state income taxes that were previously borne by the partners of Galileo International Partnership, (ii) the Company recorded a $15.3 million nonrecurring charge to income tax expense to reflect the establishment of deferred tax assets and liabilities arising at the time of the Merger and (iii) the Company's $200.0 million revolving credit facility was terminated and replaced by a $200.0 million 364-day credit agreement and a $400.0 million five-year credit agreement (collectively, the "Credit Agreements"). Upon the Merger, the partnership interests of each airline partner were replaced with common stock of the Company in the same proportion as that of their respective partnership interests in Galileo International Partnership.


FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

     REVENUES. Revenues increased $69.4 million, or 22.6%, to $377.0 million for the quarter ended March 31, 1998 from $307.6 million for the quarter ended March 31, 1997. First quarter 1998 revenues include the impact of the NDC Acquisitions whereas first quarter 1997 revenues represent Galileo International Partnership revenues. The NDC Acquisitions resulted in $46.1 million of additional revenues for the quarter. The remaining revenue growth resulted principally from increased booking volumes and from booking fee price increases that went into effect in March 1998 and March 1997.

     OPERATING EXPENSES. Operating expenses increased $29.4 million, or 12.2%, to $270.7 million for the quarter ended March 31, 1998, from $241.3 million for the quarter ended March 31, 1997. The NDC Acquisitions resulted in additional operating expenses which were partially offset by lower commissions as the Company no longer pays commissions, but instead incurs the direct costs of distributing its products, in these markets.

     OTHER EXPENSES, NET. Other expenses, net include interest expense net of interest income, and foreign exchange gains or losses. Other expenses, net increased $2.2 million, to $2.6 million for the quarter ended March 31, 1998, from $0.4 million for the quarter ended March 31, 1997. This increase was primarily the result of higher interest expense arising from higher average debt levels due to the NDC Acquisitions which occurred in the third quarter of 1997, and lower interest income arising from lower cash and cash equivalents.

     INCOME TAXES. No provision for U.S. federal and state income taxes was recorded in the quarter ended March 31, 1997 as such liability was the responsibility of the partners of Galileo International Partnership, rather than of the Company. Income taxes for 1997 represents certain of the Company's non-U.S. subsidiaries which are subject to income taxes. The Company's effective tax rate in 1998 is approximately 40%.

     NET INCOME. Net income was $62.3 million for the quarter ended March 31, 1998. Net income was $65.5 million for the quarter ended March 31, 1997. Net income in 1998 reflects the recognition of U.S. federal and state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $55.7 million and working capital totaled $73.8 million at March 31, 1998. At December 31, 1997, cash and cash equivalents totaled $19.4 million and working capital totaled $22.9 million. Cash and cash equivalents increased by $36.3 million despite the repayment of $30.0 million of indebtedness under the Credit Agreements and $6.3 million in dividends to stockholders, due principally to strong operating results.

     Cash flow used in investing activities principally relates to purchases of mainframe data processing and network equipment and purchases of computer equipment provided to the Company's travel agency subscribers. Capital expenditures, excluding the capitalization of internally developed software, were $19.1 million for the quarter ended March 31, 1998 compared to $11.7 million for the quarter ended March 31, 1997.

     Cash flow used in financing activities includes repayments of $30.0 under the Credit Agreements and $6.3 million in dividends paid to stockholders. The Company paid a $.06 per share cash dividend on February 20, 1998 to stockholders of record as of February 6, 1998.

     The Company expects that future cash requirements will principally be for capital expenditures, repayments of indebtedness, acquisitions of additional NDCs and other potential acquisitions that are aligned with the Company's strategic direction. The Company believes that cash generated by operating activities will be sufficient to fund its future cash requirements, except that significant acquisitions may require additional borrowings or other financing alternatives. (1)

__________

(1) See Statement Regarding Forward-Looking Statements on page 15.

     In addition to reinvesting a substantial portion of earnings in its business, the Company currently intends to pay regular quarterly dividends. On April 23, 1998, the Company declared an increased cash dividend of $.075 per share to be paid on May 22, 1998 to stockholders of record as of May 8, 1998. The declaration and payment of dividends, as well as the amount thereof, are subject to the discretion of the Board of Directors of the Company and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. There can be no assurance that the Company will declare and pay any future dividends.

OTHER

     On April 22, 1998, the Company finalized the purchase of Galileo Nordiska AB, a distribution company serving markets in Sweden, Norway and Finland, at a price of $2.1 million. The Company will account for the acquisition using the purchase method of accounting.

                        PRO FORMA RESULTS OF OPERATIONS
                          GALILEO INTERNATIONAL, INC.

     This discussion of pro forma results of operations is based on the condensed consolidated statement of income (1998) and the pro forma condensed combined statement of income (1997) presented in "Part II --- Other Information, Item 5. Other Information".

     SUMMARY

     The Company generates its revenue from the provision of electronic global distribution services and information services. During the quarter ended March 31, 1998, the Company generated approximately 90.8% of its revenue from electronic global distribution services and approximately 9.2% of its revenue from information services. The following table summarizes pro forma electronic global distribution services revenues by geographic location as a percentage of total revenues and summarizes total booking volumes for each of the periods indicated:

                                                  Quarter
                                              Ended March 31,
                                         -------------------------
                                           1998             1997
                                           ----             ----
     Percent of Revenue
     ------------------
     United States (1)                     44.3%            47.3%
     International (1)                     55.7             52.7
                                         -------------------------
                                          100.0%           100.0%
                                         =========================

     Worldwide Bookings
     ------------------
     (in millions)
     Air                                   85.2             82.4
     Car/Hotel/Leisure                      6.9              6.3
                                         -------------------------
                                           92.1             88.7
                                         =========================


     United States (1)                     41.6             42.6
     International (1)                     50.5             46.1
                                         -------------------------
                                           92.1             88.7
                                         =========================

__________
(1.) The location of the travel agent making the booking determines the geographic region credited with the related revenues.

FIRST QUARTER 1998 COMPARED TO PRO FORMA FIRST QUARTER 1997

     REVENUES. Revenues increased $30.1 million, or 8.7%, to $377.0 million for the quarter ended March 31, 1998, from $346.9 million in pro forma revenues for the quarter ended March 31, 1997.

     Growth in electronic global distribution services revenues resulted from an increase in airline booking volumes of 3.3% and an increase in car, hotel and leisure booking volumes of 9.3% during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. Revenue growth was also driven by air booking fee price increases that went into effect March 1, 1998 and March 1, 1997 as well as improvements in yield and increases in other electronic global distribution revenues. Total international booking volumes increased 9.4% for the quarter, with strong growth in Europe, Africa and Asia, while domestic booking volumes declined 2.3% over the same period last year. This decrease in domestic bookings is partially due to lower passive airline booking volumes relative to last year, which is a result of carriers' efforts to minimize those passive bookings that they feel do not add value. In addition, in March 1998, Galileo introduced a new passive fee structure in North America that only charges airline vendors for passive bookings that are ticketed.

     COST OF OPERATIONS. Cost of operations expenses increased $6.5 million, or 5.1%, to $135.1 million for the quarter ended March 31, 1998 from $128.6 million in pro forma expenses for the quarter ended March 31, 1997. This increase was primarily attributable to higher wages for technical personnel, increased communication costs due to market expansion and increased maintenance costs on subscriber equipment at agency locations. Cost of operations expenses reflect lower increases than revenue growth due to management's continued focus on operating efficiency and savings realized from the integration of the acquired NDCs. The Company continues to take advantage of decreasing technology costs on Data Center equipment and has negotiated favorable supplier contracts for subscriber equipment.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses increased $6.1 million, or 4.7%, to $135.6 million for the quarter ended March 31, 1998, from $129.5 million in pro forma expenses for the quarter ended March 31, 1997. NDC commissions and subscriber incentive payments increased $5.8 million, or 6.9%, to $90.2 million for the quarter ended March 31, 1998, from $84.4 million for the quarter ended March 31, 1997, reflecting the increase in electronic global distribution services revenues.
NDC commissions are generally based on a percentage of booking revenues and have, therefore, grown at a rate consistent with the growth in booking fees by country. Incentive payments are provided to subscribers in order to maintain and expand the Company's travel agency customer base. Remaining commissions, selling and administrative expenses increased $0.3 million, or 0.7%, to $45.4 million from $45.1 million over the same periods. This limited growth in other commissions, selling and administrative expenses reflects the Company's continued focus on expense management and savings realized from the integration of the acquired NDCs.

     OPERATING INCOME. Operating income increased $17.5 million, or 19.7%, to $106.3 million for the quarter ended March 31, 1998, from $88.8 million in pro forma operating income for the quarter ended March 31, 1997, resulting in an improvement in operating margin to 28.2% for the quarter ended March 31, 1998, from 25.6% for the quarter ended March 31, 1997.

     OTHER EXPENSES, NET. Other expenses, net include interest expense, net of interest income, and foreign exchange gains or losses. Other expenses, net decreased $3.5 million, or 57.4%, to $2.6 million for the quarter ended March 31, 1998, from $6.1 million in pro forma other expenses, net for the quarter ended March 31, 1997. This decrease was primarily the result of lower interest expense arising from lower debt levels and interest rates, partially offset by lower interest income arising from lower cash and cash equivalents.

     INCOME TAXES. Income taxes increased $8.5 million, or 25.8%, to $41.4 million for the quarter ended March 31, 1998, from $32.9 million in pro forma income taxes for the quarter ended March 31, 1997. The increase in income taxes was due to higher operating income. The Company's effective tax rate is approximately 40%.

     NET INCOME. Net income, increased $12.5 million, or 25.2%, to $62.3 million for the quarter ended March 31, 1998, from $49.8 million in pro forma net income for the quarter ended March 31, 1997. Net income as a percentage of revenues increased to 16.5% from 14.4% over the same period.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     These statements are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Risks associated with the Company's forward-looking statements include, but are not limited to: risks related to the loss and inability to replace the bookings generated by one or more of its five largest travel agency customers; risks associated with the competition and technological innovation by competitors, which could require the Company to reduce prices, to change billing practices, to increase spending or marketing or product development or otherwise to take actions that might adversely affect its operations or earnings; risks of the Company's sensitivity to general economic conditions and events that affect airline travel and the airlines that participate in the Company's Apollo and Galileo systems; and risks of a natural disaster or other calamity that may cause significant damage to the Company's Data Center facility.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     The accompanying 1997 pro forma condensed combined statement of income is based on the historical financial statements of Galileo International Partnership, ATS, Traviswiss and Galileo Nederland. The pro forma statement of income gives pro forma effect to (i) the Merger; (ii) the Offering; (iii) the incurrence of $328.7 million of indebtedness under the Credit Agreements; (iv) the acquisition of ATS, Traviswiss, and Galileo Nederland; and (v) the termination of certain revenue sharing obligations. Such transactions were assumed to be consummated on January 1, 1997.

     The accompanying 1997 pro forma combined statement of income does not purport to represent what the Company's operating results would have been had such transactions occurred on the dates indicated or to project the Company's operating results for any future period. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

     The 1997 pro forma condensed combined statement of income should be read in conjunction with the condensed consolidated financial statements of Galileo International, Inc. (formerly Galileo International Partnership through July 30,
1997) included elsewhere herein as well as the Financial Statements and Pro Forma Condensed Combined Financial Information included in the Galileo International, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 1998.

                          GALILEO INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (1998) AND
            PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME (1997)
                 (Unaudited, in thousands, except share data)

                                                                       Quarter
                                                                    Ended March 31,
                                                         ------------------------------------
                                                              1998                   1997
                                                              ----                   ----
Revenues:
  Electronic global distribution services                $    342,230          $    313,022
  Information services                                         34,780                33,853
                                                         -------------         -------------
                                                              377,010               346,875
Operating expenses:
  Cost of operations                                          135,100               128,567
  Commissions, selling and administrative                     135,631               129,551
                                                         -------------         -------------
                                                              270,731               258,118
                                                         -------------         -------------
Operating income                                              106,279                88,757
Other income (expense):
  Interest expense, net                                        (3,263)               (7,593)
  Other, net                                                      649                 1,484
                                                         -------------         -------------
Income before income taxes                                    103,665                82,648

Income taxes                                                   41,362                32,877
                                                         -------------         -------------
Net income                                               $     62,303          $     49,771
                                                         =============         =============
Weighted average number of shares outstanding             104,799,700           104,799,700
                                                         =============         =============
Basic earnings per share (pro forma 1997)                $       0.59          $       0.48
                                                         =============         =============
Diluted weighted average number of shares outstanding     105,063,135           104,799,700
                                                         =============         =============
Diluted earnings per share (pro forma 1997)              $       0.59          $       0.48
                                                         =============         =============

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

                                                        Sequentially
     Exhibit                                            Numbered
     Number              Description                    Page
     ------              -----------                    ----

     27.1      Financial Data Schedule



___________________________________________

(b) Reports on Form 8-K - No current reports on Form 8-K were filed for the quarter ended March 31, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Galileo International, Inc.

Date: ____________, 1998           By:  /s/ Paul H. Bristow
                                      ------------------------------------------
                                      Paul H. Bristow
                                      Senior Vice President, Chief Financial
                                      Officer, Treasurer and Director (Principal
                                      Financial and Accounting Officer)

                          Galileo International, Inc.

                                 Exhibit Index


                                                        Sequentially
     Exhibit                                            Numbered
     Number              Description                    Page
     ------              -----------                    ----

     27.1      Financial Data Schedule