Form 10-Q
period 1998-06-30
GALILEO INTERNATIONAL INC
filed 1998-08-11
CIK 1039300

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

(Mark One)
 |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1998

                                      OR

 | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                to

      Commission file number        1-13153

                         Galileo International, Inc.
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                     36-4156005
------------------------------------------------------------------------------
          (State or Other Jurisdiction          (IRS Employer
        of Incorporation or Organization)    Identification No.)

         9700 West Higgins Road, Suite 400, Rosemont, Illinois 60018
------------------------------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

                                (847) 518-4000
------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

                                     N/A
------------------------------------------------------------------------------
       (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)

Indicate by check mark whether the registrant: (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |x|  No | |

At August 4, 1998, there were 104,905,238 shares of Common Stock, par value $.01 per share, of the registrant outstanding.

                         GALILEO INTERNATIONAL, INC.
                         QUARTER ENDED JUNE 30, 1998

                                    INDEX

                                                                                    PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Historical Financial Statements of Galileo International, Inc.
          (Formerly Galileo International Partnership through July 30, 1997)

            Condensed Consolidated Balance Sheets as of June 30,1998
            (unaudited) and December 31, 1997                                         3

            Condensed Consolidated Statements of Income for the quarter
            and six months ended June 30, 1998 and 1997 (unaudited)                   4

            Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 1998 and 1997 (unaudited)                       5

            Condensed Consolidated Statement of Stockholders' Equity
            for the six months ended June 30, 1998  (unaudited)                       6

            Notes to Condensed Consolidated Financial Statements                      7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                               9

PART II - OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders                        19

  Item 5. Other Information -  Galileo International, Inc.                           20

          Condensed  Consolidated  Statements  of  Income  (1998)  and Pro Forma
          Condensed Combined Statements of Income (1997) for the quarter and six
          months ended June 30, 1998 and 1997 (unaudited)                            21

  Item 6. Exhibits and Reports on Form 8-K                                           22

SIGNATURES                                                                           23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  GALILEO INTERNATIONAL, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands, except share data)

                                                                June 30,          December 31,
                                                                  1998                1997
                                                              -------------      ---------------
                                                               (Unaudited)

                          ASSETS
Current assets:
    Cash and cash equivalents                                     $ 18,709             $ 19,367
    Accounts receivable, net                                       217,076              165,407
    Other current assets                                            44,745               39,501
                                                              -------------      ---------------
Total current assets                                               280,530              224,275
Property and equipment, at cost:
    Land                                                             6,470                6,470
    Buildings and improvements                                      76,975               74,038
    Equipment                                                      361,294              330,112
                                                              -------------      ---------------
                                                                   444,739              410,620
    Less accumulated depreciation                                  260,690              221,439
                                                              -------------      ---------------
Net property and equipment                                         184,049              189,181
Computer software, net                                             208,178              224,575
Intangible assets, net                                             614,235              606,187
Other noncurrent assets                                             27,695               24,279
                                                              -------------      ---------------
                                                               $ 1,314,687          $ 1,268,497
                                                              =============      ===============


             LIABILITIES AND EQUITY
Current liabilities:
    Accounts payable                                              $ 55,400             $ 56,954
    Accrued commissions                                             42,730               31,175
    Income taxes payable                                            12,454                1,721
    Other current liabilities                                      115,302              103,595
    Capital lease obligations, current portion                       6,743                7,918
                                                              -------------      ---------------
Total current liabilities                                          232,629              201,363

Pension and postretirement benefits                                 50,076               44,399
Capital lease obligations                                           25,143               27,776
Long-term debt                                                     159,392              250,000
Other noncurrent liabilities                                        63,136               61,263
                                                              -------------      ---------------
Total liabilities                                                  530,376              584,801
Stockholders' equity:
    Special voting preferred stock:  $.01 par value;
      7 shares authorized; 7 shares issued and
      outstanding                                                      ---                  ---
    Preferred stock:  $.01 par value;  25,000,000 shares
      authorized; no shares issued                                     ---                  ---
    Common stock:   $.01 par value;   250,000,000 shares
      authorized; 104,897,600 and 104,799,700 shares issued
      and outstanding, respectively                                  1,049                1,048
    Additional paid-in capital                                     667,679              663,688
    Retained earnings                                              120,938               18,832
    Unamortized restricted stock grants                             (3,992)                 ---
    Accumulated other comprehensive income                          (1,363)                 128
                                                              -------------      ---------------
Total stockholders' equity                                         784,311              683,696
                                                              =============      ===============
                                                               $ 1,314,687          $ 1,268,497
                                                              =============      ===============


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




                                                               Quarter                       Six Months
                                                           Ended June 30,                  Ended June 30,
                                                    ---------------------------------------------------------------
                                                            1998           1997              1998           1997
                                                            ----           ----              ----           ----
Revenues:
   Electronic global distribution services               $ 345,393      $ 298,038         $ 687,623      $ 595,384
   Information services                                     35,244          9,162            70,024         19,462
                                                    --------------- --------------   --------------- --------------
                                                           380,637        307,200           757,647        614,846
Operating expenses:
   Cost of operations                                      143,943         65,533           279,043        127,631
   Commissions, selling and administrative                 144,752        188,101           280,383        367,338
                                                    --------------- --------------   --------------- --------------
                                                           288,695        253,634           559,426        494,969
                                                    --------------- --------------   --------------- --------------
Operating income                                            91,942         53,566           198,221        119,877

Other income (expense), net:
   Interest expense, net                                    (2,921)          (136)           (6,184)        (1,910)
   Other, net                                                  748            546             1,397          1,916
                                                    --------------- --------------   --------------- --------------
Income before income taxes                                  89,769         53,976           193,434        119,883

Income taxes                                                35,818            875            77,180          1,290
                                                    --------------- --------------   --------------- --------------
Net income                                                $ 53,951       $ 53,101         $ 116,254      $ 118,593
                                                    =============== ==============   =============== ==============

Weighted average number of shares outstanding          104,799,700                      104,799,700
                                                    ===============                  ===============
Basic earnings per share                                    $ 0.51                           $ 1.11
                                                    ===============                  ===============

Diluted weighted average number of shares
   outstanding                                         105,218,941                      105,141,038
                                                    ===============                  ===============
Diluted earnings per share                                  $ 0.51                           $ 1.11
                                                    ===============                  ===============




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



                                                                                           Six Months
                                                                                          Ended June 30,
                                                                           ---------------------------------------
                                                                                    1998                1997
                                                                                    ----                ----
Operating activities:
   Net income                                                                    $ 116,254           $ 118,593
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation and amortization                                                85,065              42,097
       Loss (gain) on disposal of property and equipment                                19                 (45)
       Deferred income taxes, net                                                    1,188                 ---
       (Increase) decrease in noncurrent assets                                     (4,188)                302
       Increase in noncurrent liabilities                                            3,505                 736
       Changes  in  operating  assets  and  liabilities,
             net of effects from purchases of NDCs:
          Increase in accounts receivable, net                                     (50,577)            (51,833)
          Increase in other current assets                                          (1,101)             (2,325)
          Increase in accounts payable and accrued commissions                      22,216              17,497
          Increase in other current liabilities                                      7,841               9,071
          Increase in income taxes payable                                          10,733                 691
                                                                             --------------    ----------------
Net cash provided by operating activities                                          190,955             134,784

Investing activities:
   Purchase of property and equipment                                              (38,452)            (24,633)
   Purchase and capitalization of computer software                                (13,465)            (14,645)
   Proceeds on disposal of property and equipment                                    3,057                  88
   Purchase of NDCs, net of $3,497 cash acquired                                   (33,417)                ---
                                                                           ----------------    ----------------
Net cash used in investing activities                                              (82,277)            (39,190)

Financing activities:
   Borrowings under credit agreements                                               34,392                 ---
   Repayments under credit agreements                                             (125,000)            (50,000)
   (Payments of) increase in capital lease obligations                              (4,147)                 56
   Distributions to partners                                                           ---             (16,383)
   Dividends paid to stockholders                                                  (14,148)                ---
                                                                           ----------------    ----------------
Net cash used in financing activities                                             (108,903)            (66,327)

Effect of exchange rate changes on cash                                               (433)                (73)
                                                                           ----------------    ----------------
(Decrease) increase in cash and cash equivalents                                      (658)             29,194
Cash and cash equivalents at beginning of period                                    19,367              78,196
                                                                           ----------------    ----------------

Cash and cash equivalents at end of period                                        $ 18,709           $ 107,390
                                                                           ================    ================



                            See  accompanying  notes to  condensed  consolidated financial statements.




                                       GALILEO INTERNATIONAL, INC.
                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (Unaudited, in thousands, except share data)




                                                       Special                                         Additional
                                                        Voting                                         Paid - In
                                                   Preferred Stock             Common Stock             Capital
                                                   ---------------         -----------------------   -------------
                                                  Shares       Amount        Shares        Amount

Balance at December 31, 1997 ..............             7   $         0   104,799,700   $     1,048   $   663,688
Comprehensive income:
   Net income .............................             0             0             0             0             0
   Foreign currency translation adjustments             0             0             0             0             0

Comprehensive income ......................
Issuance of restricted stock grants .......             0             0        97,900             1         3,991
Dividends paid ($0.135 per share) .........             0             0             0             0             0


                                                   ======   ===========   ===========   ===========   ===========
Balance at June 30, 1998 ..................             7   $         0   104,897,600   $     1,049   $   667,679
                                                   ======   ===========   ===========   ===========   ===========



                                                                             Accumulated
                                                              Unamortized       Other
                                                  Retained    Restricted    Comprehensive
                                                  Earnings    Stock Grants     Income          Total
                                                 ------------------------------------------------------

Balance at December 31, 1997 ..............   $    18,832              0    $       128    $   683,696
Comprehensive income:
   Net income .............................       116,254              0              0        116,254
   Foreign currency translation adjustments             0              0         (1,491)        (1,491)

                                                                                             ---------
Comprehensive income ......................                                                    114,763
Issuance of restricted stock grants .......             0         (3,992)             0              0
Dividends paid ($0.135 per share) .........       (14,148)             0              0        (14,148)


                                              ===========    ===========    ===========    ===========
Balance at June 30, 1998 ..................   $   120,938    $    (3,992)   $    (1,363)   $   784,311
                                              ===========    ===========    ===========    ===========






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

     The results of operations for the quarter ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" beginning with the quarter ended March 31, 1998. Required changes are reflected in the Condensed Consolidated Statement of Stockholders' Equity.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, included in the Galileo International, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 1998.


NOTE 2 - NDC ACQUISITIONS

     During the quarter ended September 30, 1997, the Company acquired three distribution companies (the "NDC Acquisitions"): Apollo Travel Services Partnership ("ATS"), Traviswiss AG ("Traviswiss") and Galileo Nederland BV ("Galileo Nederland"), at purchase prices of $700.0 million, $8.5 million and $2.0 million, respectively. In connection with the NDC

Acquisitions, the Company also incurred expenses of approximately $4.2 million which have been accounted for as part of the purchase prices.

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

     In connection with the acquisitions of Traviswiss and Galileo Nederland, the Company terminated certain revenue sharing obligations in exchange for agreements to pay SAirGroup and KLM, in four annual installments beginning on the acquisition dates, a total of $22.4 million and $14.8 million, respectively. The total intangible asset of $37.2 million is being amortized over 17 years.

     On April 22, 1998, the Company finalized the purchase of a distribution company serving markets in Sweden, Norway and Finland (the "Nordiska Acquisition"), Galileo Nordiska AB ("Galileo Nordiska"), at a price of $2.1 million. The Company accounted for the acquisition using the purchase method of accounting.

     Effective June 1, 1998, the Company acquired its Canadian distribution company (the "Canada Acquisition"), Galileo Canada Distributions Systems Inc. ("Galileo Canada"), at a purchase price of $34.4 million. In connection with the Canada Acquisition, the Company also incurred expenses of $.4 million, which have been accounted for as part of the purchase price.

     The Company accounted for the Canada Acquisition using the purchase method of accounting. Accordingly, the costs of the Canada Acquisition were allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of the cost of the Canada Acquisition over the fair value of the net assets acquired of $23.9 million is being amortized over 25 years. The purchase price allocation is subject to adjustment. The results of operations and cash flows of Galileo Canada have been consolidated with those of the Company from the date of acquisition. In connection with the Canada Acquisition, the Company incurred $34.4 million of debt under a five-year term loan agreement.


NOTE 3 - EARNINGS PER SHARE

     Basic earnings per share data for the quarter and six months ended June 30, 1998 is calculated based on the weighted average shares outstanding for the period. Diluted earnings per share is calculated as if the Company had additional common stock outstanding from January 1, 1998 or the date of grant for all dilutive stock options, net of assumed repurchased shares using the treasury stock method. This resulted in an increase in the weighted average number of shares outstanding for the quarter and six months ended June 30, 1998 of 419,241 and 341,338, respectively.


NOTE 4 - STOCKHOLDERS' EQUITY

     During the quarter ended June 30, 1998, the Company granted each employee employed by the Company on the date of grant, options to purchase 150 shares of the Company's Common Stock. In addition, the Company granted senior management and other key employees options to purchase the Company's Common Stock. Approximately 1,900,000 stock options were issued under the above grants. All of the foregoing options were granted pursuant to the Galileo International 1997 Stock Incentive Plan (the "Plan"), vest in equal installments over a three-year period measured from the date of grant and have a ten-year term.

      Also during the quarter and pursuant to the Plan, the Company's Board of Directors approved the issuance of 97,900 shares of restricted Common Stock to the Company's President and Chief Executive Officer. Half of these shares vest in equal installments over a five-year period from the date of grant and the remaining shares vest in equal installments over a four-year period beginning one year from the date of grant.



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

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

     REVENUES. Revenues increased $73.4 million, or 23.9%, to $380.6 million for the quarter ended June 30, 1998 from $307.2 million for the quarter ended June
30, 1997. Second quarter 1998 revenues include the impact of national distribution company ("NDC") acquisitions whereas second quarter 1997 revenues represent Galileo International Partnership revenues. The NDC acquisitions resulted in $46.9 million of additional revenues for the quarter. The remaining revenue growth resulted principally from increased booking volumes and from a booking fee price increase that went into effect in March 1998.

     OPERATING EXPENSES. Operating expenses increased $35.1 million, or 13.8%, to $288.7 million for the quarter ended June 30, 1998 from $253.6 million for the quarter ended June 30, 1997. The NDC acquisitions resulted in additional operating expenses which were partially offset by lower commissions as the Company no longer pays commissions, but instead incurs the direct costs of distributing its products in these markets.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net includes interest expense net of interest income, and foreign exchange gains or losses. Other income (expense), net increased $2.6 million, to $2.2 million expense, net for the quarter ended June 30, 1998 from $0.4 million income, net for the quarter ended June 30, 1997. This increase was primarily the result of higher interest expense arising from higher average debt levels due to the NDC acquisitions, and lower interest income arising from lower cash and cash equivalents.

     INCOME TAXES. No provision for U.S. federal and state income taxes was recorded in the quarter ended June 30, 1997 as such liability was the responsibility of the partners of Galileo International Partnership, rather than of the Company. Income taxes for 1997 represents certain of the Company's non-U.S. subsidiaries which are subject to income taxes. The Company's effective tax rate in 1998 is approximately 40%.

     NET INCOME. Net income was $53.9 million for the quarter ended June 30, 1998. Net income was $53.1 million for the quarter ended June 30, 1997. Net income in 1998 reflects the recognition of U.S. federal and state income taxes.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     REVENUES. Revenues increased $142.8 million, or 23.2%, to $757.6 million for the six months ended June 30, 1998 from $614.8 million for the six months ended June 30, 1997. In 1998 revenues include the impact of NDC acquisitions whereas 1997 revenues represent Galileo International Partnership revenues. The NDC acquisitions resulted in $93.7 million of additional revenues for the six months. The remaining revenue growth resulted principally from increased booking volumes and from a booking fee price increase that went into effect in March 1998.

     OPERATING EXPENSES. Operating expenses increased $64.4 million, or 13.0%, to $559.4 million for the six months ended June 30, 1998 from $495.0 million for the six months ended June 30, 1997. The NDC acquisitions resulted in additional operating expenses which were partially offset by lower commissions as the Company no longer pays commissions, but instead incurs the direct costs of distributing its products in these markets.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net includes interest expense net of interest income, and foreign exchange gains or losses. Other income (expense), net increased $4.8 million, to $4.8 million expense for the six months ended June 30, 1998 from $0.0 million for the six months ended June 30, 1997. This increase was primarily the result of higher interest expense arising from higher average debt levels due to the NDC acquisitions, and lower interest income arising from lower cash and cash equivalents.

     INCOME TAXES. No provision for U.S. federal and state income taxes was recorded in the six months ended June 30, 1997 as such liability was the responsibility of the partners of Galileo International Partnership, rather than of the Company. Income taxes for 1997 represents certain of the Company's non-U.S. subsidiaries which are subject to income taxes. The Company's effective tax rate in 1998 is approximately 40%.

     NET INCOME. Net income was $116.2 million for the six months ended June 30, 1998. Net income was $118.6 million for the six months ended June 30, 1997. Net income in 1998 reflects the recognition of U.S. federal and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $18.7 million and working capital totaled $47.9 million at June 30, 1998. At December 31, 1997, cash and cash equivalents totaled $19.4 million and working capital totaled $22.9 million. Cash and cash equivalents decreased by only $0.7 million despite the net repayment of $90.6 million of indebtedness under the Company's credit agreements and $14.1 million in dividends paid to stockholders, due principally to strong operating results.

     Cash flow used in investing activities principally relates to purchases of mainframe data processing and network equipment and purchases of computer equipment provided to the Company's travel agency subscribers. Capital expenditures, excluding the capitalization of internally developed software, were $42.9 million for the six months ended June 30, 1998 compared to $26.9 million for the six months ended June 30, 1997.

     Cash flow used in financing activities includes repayments of $125.0 million under the Credit Agreements and $14.1 million in dividends paid to stockholders. The Company paid a $.06 per share cash dividend on February 20, 1998 to stockholders of record as of February 6, 1998 as well as a $.075 per share cash dividend on May 22, 1998 to stockholders of record as of May 8, 1998. On June 5, 1998, the Company incurred additional borrowings of $34.4 million under a five-year term loan agreement, which were used to fund the acquisition of Galileo Canada.

     The Company expects that future cash requirements will principally be for capital expenditures, repayments of indebtedness, acquisitions of additional NDCs and other potential acquisitions that are aligned with the Company's strategic direction. The Company believes that cash generated by operating activities will be sufficient to fund its future cash requirements, except that significant acquisitions may require additional borrowings or other financing alternatives. (1)

     In addition to reinvesting a substantial portion of earnings in its business, the Company currently intends to pay regular quarterly dividends. On July 17, 1998, the Company declared a cash dividend of $.075 per share to be paid on August 21, 1998 to stockholders of record as of August 7, 1998. The declaration and payment of dividends, as well as the amount thereof, are subject to the discretion of the Board of Directors of the Company and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. There can be no assurance that the Company will declare and pay any future dividends.


YEAR 2000 (1)

      The Company has implemented a program designed to ensure that all software used in connection with the Company's products will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such dates. The Company is also continuing to assess Year 2000 issues concerning its relationships with third parties, including air, car, and hotel vendors as well as significant
NDCs, to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, but the Company is currently working with its vendors and NDCs to address Year 2000 issues. With regard to bookings for travel beginning in the year 2000, any failure on the part of the Company, its travel vendor customers or NDCs to ensure that any required software is Year 2000 ready, regardless of when such bookings occur, could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company has incurred $4.1 million of expenses in the first six months of 1998 and $4.4 million of expenses in 1997 related to Year 2000 conversions, and expects future expenditures to total approximately $13.0 million. Management believes that Year 2000 activities related to the Company's mainframe systems will be completed in 1998 and remaining activities are on track for completion in 1999.

---------

(1)    See Statement Regarding Forward-Looking Statements on page 18.

                       PRO FORMA RESULTS OF OPERATIONS
                         GALILEO INTERNATIONAL, INC.

      This discussion of pro forma results of operations is based on the condensed consolidated statements of income (1998) and the pro forma condensed combined statements of income (1997) presented in "Part II --- Other Information, Item 5. Other Information".

     SUMMARY

      Galileo International is one of the world's leading providers of electronic global distribution services for the travel industry. The Company provides travel agencies at approximately 38,400 locations, as well as other subscribers, with the ability to access schedule and fare information, book reservations and issue tickets for approximately 500 airlines. Galileo International also provides subscribers with information and booking capabilities covering all the major hotel chains, car rental companies, cruise lines and numerous tour operators throughout the world.

      The geographic breadth of the Company is demonstrated by the table below which shows the approximate number of travel agency locations and terminals by region.

                               Travel Agency
                                 Locations                   Terminals at
                             at June 30, 1998               June 30, 1998
                        --------------------------    -------------------------
Region                      Number          %            Number          %
------                      -------         -            -------         -
United States                12,600       32.8%          61,900        38.8%
Europe                       12,900       33.6%          54,000        33.8%
Asia/Pacific                  5,200       13.5%          20,200        12.7%
Canada                        3,200        8.3%          10,900         6.8%
Middle East/Africa            2,900        7.6%           8,800         5.5%
Latin America                 1,600        4.2%           3,900         2.4%
                        --------------------------    -------------------------
                             38,400      100.0%         159,700       100.0%
                        ==========================    =========================


     The Company generates its revenue from the provision of electronic global distribution services and information services. During the six months ended June 30, 1998, the Company generated approximately 90.8% of its revenue from electronic global distribution services and approximately 9.2% of its revenue from information services. The following table summarizes pro forma electronic global distribution services revenues by geographic location as a percentage of total revenues and summarizes total booking volumes for each of the periods indicated:

                               Quarter              Six Months
                             Ended June 30,       Ended June 30,
                          ------------------------------------------
                            1998       1997         1998      1997
                            ----       ----         ----      ----
Percent of Revenue
------------------
United States (1)            43.9%    45.1%         44.1%     46.2%
International (1)            56.1     54.9          55.9      53.8
                         -------------------   --------------------
                            100.0%   100.0%        100.0%    100.0%
                         ===================   ====================


Worldwide Bookings
(in millions)
------------------
Air                          81.9     81.4         167.0    163.9
Car/Hotel/Leisure             7.2      6.9          14.1     13.1
                         --------------------   -------------------
                             89.1     88.3         181.1    177.0
                         ====================   ===================


United States (1)            39.7     40.6          81.3    83.2
International (1)            49.4     47.7          99.8    93.8
                         --------------------   -------------------
                             89.1     88.3         181.1   177.0
                         ====================   ===================


--------

(1)The location of the travel agent making the booking determines the geographic region credited with the related revenues and bookings.


SECOND QUARTER 1998 COMPARED TO PRO FORMA SECOND QUARTER 1997

     REVENUES. Revenues increased $32.3 million, or 9.3%, to $380.6 million for the quarter ended June 30, 1998 from $348.3 million in pro forma revenues for the quarter ended June 30, 1997.

Growth in electronic global distribution services revenues resulted from an increase in airline booking volumes of 0.6% and an increase in car, hotel and leisure booking volumes of 4.7% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997. Total international booking volumes increased 3.6% for the quarter, while domestic booking volumes declined 2.2% over the same period last year. This decrease in domestic bookings is due to a new fee structure the Company introduced in North America in March 1998 that only charges airline vendors for passive bookings that are ticketed. The Company reports only those bookings for which it receives a fee. Excluding passive airline bookings, domestic growth in active bookings for the quarter was 1.9%. Revenue growth was also driven by an air booking fee price increase that went into effect March 1, 1998 as well as improvements in yield and increases in other electronic global distribution revenues. In addition, the resolution of an airline vendor billing issue in the second quarter of 1997, which was disclosed in the Company's prospectus for the Offering, reduced revenue in that quarter resulting in two percentage points of additional revenue growth in 1998.

     COST OF OPERATIONS. Cost of operations expenses increased $11.4 million, or 8.6%, to $143.9 million for the quarter ended June 30, 1998 from $132.5 million in pro forma expenses for the quarter ended June 30, 1997. The Canada Acquisition and Nordiska Acquisition resulted in $2.7 million of the increase in cost of operations expenses as the Company has begun to incur the direct cost of operating in these markets. The remaining increase was primarily attributable to higher wages for technical personnel, increased communication costs due to market expansion and increased maintenance costs on subscriber equipment at agency locations. Cost of operations expense growth is lower than revenue growth due to management's continued focus on operating efficiency and savings realized from the integration of the acquired NDCs. The Company continues to take advantage of decreasing technology costs on Data Center equipment and has negotiated favorable supplier contracts for subscriber equipment.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses increased $5.9 million, or 4.2%, to $144.8 million for the quarter ended June 30, 1998 from $138.9 million in pro forma expenses for the quarter ended June 30, 1997. NDC commissions and subscriber incentive payments increased $1.2 million, or 1.3%, to $93.9 million for the quarter ended June 30, 1998 from $92.7 million for the quarter ended June 30, 1997. The increase in electronic global distribution services revenues resulted in increased commissions to non-owned NDCs which were partially offset by lower commissions to Galileo Canada and Galileo Nordiska as, subsequent to these acquisitions, the Company no longer pays commissions, but instead incurs the direct cost of operating in these markets. NDC commissions are generally based on a percentage of booking revenues and have, therefore, grown at a rate consistent with the growth in booking fees by country. Incentive payments are provided to subscribers in order to maintain and expand the Company's travel agency customer base. Remaining commissions, selling and administrative expenses increased $4.7 million, or 10.2%, to $50.9 million from $46.2 million over the same periods. The Galileo Canada and Galileo Nordiska acquisitions resulted in $1.3 million of the increase in remaining commissions, selling and administrative expenses for the quarter. The remaining increase is principally related to accruals for a new employee profit sharing program which was approved by the Company's Board of Directors during the quarter.

     OPERATING INCOME. Operating income increased $15.0 million, or 19.6%, to $91.9 million for the quarter ended June 30, 1998 from $76.9 million in pro forma operating income for the quarter ended June 30, 1997, resulting in an improvement in operating margin to 24.2% for the quarter ended June 30, 1998 from 22.1% for the quarter ended June 30, 1997.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net include interest expense, net of interest income, and foreign exchange gains or losses. Other income (expense), net decreased $3.1 million, or 59.2%, to $2.2 million for the quarter ended June 30, 1998 from $5.3 million in pro forma other income (expense), net for the quarter ended June 30, 1997. This decrease was primarily the result of lower interest expense arising from lower debt levels and interest rates, partially offset by lower interest income arising from lower cash and cash equivalents.

     INCOME TAXES. Income taxes increased $7.4 million, or 26.0%, to $35.8 million for the quarter ended June 30, 1998 from $28.4 million in pro forma income taxes for the quarter ended June 30, 1997. The increase in income taxes was due to higher operating income. The Company's effective tax rate is approximately 40%.

     NET INCOME. Net income increased $10.8 million, or 25.1%, to $53.9 million for the quarter ended June 30, 1998 from $43.1 million in pro forma net income for the quarter ended June 30, 1997. Net income as a percentage of revenues increased to 14.2% from 12.4% over the same period.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO PRO FORMA SIX MONTHS ENDED JUNE 30, 1997

     REVENUES. Revenues increased $62.4 million, or 9.0%, to $757.6 million for the six months ended June 30, 1998 from $695.2 million in pro forma revenues for the six months ended June 30, 1997.

     Growth in electronic global distribution services revenues resulted from an increase in airline booking volumes of 1.9% and an increase in car, hotel and leisure booking volumes of 7.3% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Total international booking volumes increased 6.5% for the six months ended June 30, 1998, while domestic booking volumes declined 2.3% over the same period last year. This decrease in domestic bookings is due to a new fee structure the Company introduced in North America in March 1998 that only charges airline vendors for passive bookings that are ticketed. The Company reports only those bookings for which it receives a fee. Excluding passive airline bookings, growth in active bookings for the six months ended June 30, 1998 was 1.3% in the United States. Revenue growth was also driven by an air booking fee price increase that went into effect March 1, 1998 as well as improvements in yield and increases in other electronic global distribution revenues. In addition, the resolution of an airline vendor billing issue in the second quarter of 1997, which was disclosed in the Company's prospectus for the Offering, reduced revenue for the six months ended June 30, 1997 causing one percentage point of additional revenue growth in 1998.

     COST OF OPERATIONS. Cost of operations expenses increased $17.9 million, or 6.9%, to $279.0 million for the six months ended June 30, 1998 from $261.1 million in pro forma expenses for the six months ended June 30, 1997. The Canada Acquisition and Nordiska Acquisition resulted in $2.7 million of the increase in cost of operations expenses as the Company has begun to incur the direct cost of operating in these markets. The remaining increase was primarily attributable to higher wages for technical personnel, increased communication costs due to market expansion and increased maintenance costs on subscriber equipment at agency locations. Cost of operations expense growth is lower than revenue growth due to management's continued focus on operating efficiency and savings realized from the integration of the acquired NDCs. The Company continues to take advantage of decreasing technology costs on Data Center equipment and has negotiated favorable supplier contracts for subscriber equipment.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses increased $12.0 million, or 4.5%, to $280.4 million for the six months ended June 30, 1998 from $268.4 million in pro forma expenses for the six months ended June 30, 1997. NDC commissions and subscriber incentive payments increased $6.9 million, or 3.9%, to $184.1 million for the six months ended June 30, 1998 from $177.2 million for the six months ended June 30, 1997. The increase in electronic global distribution services revenues resulted in increased commissions to non-owned NDCs partially offset by lower commissions to Galileo Canada and Galileo Nordiska as, subsequent to these acquisitions, the Company no longer pays commissions, but instead incurs the direct costs of operating in these markets. NDC commissions are generally based on a percentage of booking revenues and have, therefore, grown at a rate consistent with the growth in booking fees by country. Incentive payments are provided to subscribers in order to maintain and expand the Company's travel agency customer base. Remaining commissions, selling and administrative expenses increased $5.1 million, or 5.6%, to $96.3 million from $91.2 million over the same periods. The Galileo Canada and Galileo Nordiska acquisitions resulted in $1.3 million of increased selling and administrative expenses. The remaining increase is principally related to accruals for a new employee profit sharing program which was approved by the Company's Board of Directors in the second quarter.

     OPERATING INCOME. Operating income increased $32.6 million, or 19.6%, to $198.2 million for the six months ended June 30, 1998 from $165.6 million in pro forma operating income for the six months ended June 30, 1997, resulting in an improvement in operating margin to 26.2% for the six months ended June 30, 1998 from 23.8% for the six months ended June 30, 1997.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net include interest expense, net of interest income, and foreign exchange gains or losses. Other income (expense), net decreased $6.6 million, or 58.2%, to $4.8 million for the six months ended June 30, 1998 from $11.4 million in pro forma other income
(expense), net for the six months ended June 30, 1997. This decrease was primarily the result of lower interest expense arising from lower debt levels and interest rates, partially offset by lower interest income arising from lower cash and cash equivalents.

     INCOME TAXES. Income taxes increased $15.9 million, or 25.9%, to $77.2 million for the six months ended June 30, 1998 from $61.3 million in pro forma income taxes for the six months ended June 30, 1997. The increase in income taxes was due to higher operating income. The Company's effective tax rate is approximately 40%.

     NET INCOME. Net income increased $23.3 million, or 25.1%, to $116.2 million for the six months ended June 30, 1998 from $92.9 million in pro forma net income for the six months ended June 30, 1997. Net income as a percentage of revenues increased to 15.3% from 13.4% over the same period.


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

PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a) The Annual Meeting of Stockholders of the Registrant was held on April 23, 1998. The Registrant has issued and outstanding two classes of voting securities: Common Stock and Special Voting Preferred Stock. Each Common Stock share is entitled to one vote in the election of directors and other matters submitted to a vote of stockholders. The Special Voting Preferred Stock is divided into seven series, each series consisting of one share and entitling the holder thereof to elect one director so long as certain share ownership thresholds are maintained. Pursuant to the provisions of the Special Voting Preferred Stock, the holders are entitled to elect a total of seven of the 13 members of the Board of Directors. The respective holders of the Special Voting Preferred Stock are entitled to elect their director designee, voting as a separate class. At the Annual Meeting, the Common Stock holders elected one director, and prior to the Annual Meeting, the Series A Preferred Stock holders elected two directors as set forth in (c) below. All such elections were effective April 23, 1998.

(b)   COMMON STOCK                              SPECIAL VOTING PREFERRED STOCK

      Election of Director                      Election of Directors
      --------------------                      ---------------------
      Babetta R. Gray                           Frederic F. Brace
                                                Georges P. Schorderet

      Continuing Directors                      Continuing Directors
      --------------------                      --------------------
      James E. Barlett                          David A. Coltman
      Paul H. Bristow                           James E. Goodwin
      Kenneth Whipple                           Terry L. Hall
                                                Frank H. Rovekamp
                                                Derek M. Stevens

 (c) Set forth below is the tabulation of the votes on each nominee for election as a director:

                        Name                  For           Withheld Authority

  COMMON STOCK     Babetta R. Gray         99,486,616             238,795

  SPECIAL VOTING
  PREFERRED STOCK  Frederic F. Brace       33,440,000                   0
                   Georges P. Schorderet    7,000,400                   0


(d)   Not Applicable

ITEM 5. OTHER INFORMATION

     The accompanying 1997 pro forma condensed combined statements of income are based on the historical financial statements of Galileo International Partnership, ATS, Traviswiss and Galileo Nederland. The pro forma statements of income give pro forma effect to (i) the Merger; (ii) the Offering; (iii) the incurrence of $328.7 million of indebtedness under the Credit Agreements; (iv) the acquisition of ATS, Traviswiss, and Galileo Nederland; and (v) the termination of certain revenue sharing obligations. Such transactions were assumed to be consummated on January 1, 1997.

     The accompanying 1997 pro forma combined statements of income do not purport to represent what the Company's operating results would have been had such transactions occurred on the dates indicated or to project the Company's operating results for any future period. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

     The 1997 pro forma condensed combined statements of income should be read in conjunction with the condensed consolidated financial statements of Galileo International, Inc. (formerly Galileo International Partnership through July 30,
1997)  included  elsewhere  herein as well as the Financial  Statements  and Pro
Forma Condensed Combined Financial Information included in the Galileo International, Inc. Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 1998.


                                                   GALILEO INTERNATIONAL, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (1998) AND
                                     PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME (1997)
                                            (Unaudited, in thousands, except share data)





                                                                    Quarter                        Six Months
                                                                 Ended June 30,                  Ended June 30,
                                                       -------------------------------     -------------------------
                                                            1998             1997             1998            1997
                                                            ----             ----             ----            ----
Revenues:
   Electronic global distribution services              $ 345,393        $ 316,341        $ 687,623       $ 629,363
   Information services                                    35,244           31,978           70,024          65,831
                                                     -------------  ---------------   --------------    ------------
                                                          380,637          348,319          757,647         695,194
Operating expenses:
   Cost of operations                                     143,943          132,558          279,043         261,125
   Commissions, selling and administrative                144,752          138,874          280,383         268,425
                                                     -------------  ---------------   --------------    ------------
                                                          288,695          271,432          559,426         529,550
                                                     -------------  ---------------  ---------------    ------------
Operating income                                           91,942           76,887          198,221         165,644

Other income (expense), net:
   Interest expense, net                                   (2,921)          (5,932)          (6,184)        (13,525)
   Other, net                                                 748              600            1,397           2,084
                                                     -------------  ---------------   --------------    ------------
Income before income taxes                                 89,769           71,555          193,434         154,203

Income taxes                                               35,818           28,429           77,180          61,306

                                                     =============  ===============   ==============    ============
Net income                                               $ 53,951         $ 43,126        $ 116,254        $ 92,897
                                                     =============  ===============   ==============    ============
Weighted average number of shares outstanding         104,799,700      104,799,700      104,799,700     104,799,700
                                                     =============  ===============   ==============    ============
Basic earnings per share (pro forma 1997)                  $ 0.51           $ 0.41           $ 1.11          $ 0.89
                                                     =============  ===============   ==============    ============
Diluted weighted average number of shares
   outstanding                                        105,218,941      104,799,700      105,141,038     104,799,700
                                                     =============  ===============   ==============    ============
Diluted earnings per share (pro forma 1997)                $ 0.51           $ 0.41           $ 1.11          $ 0.89
                                                     =============  ===============   ==============    ============


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits


       Exhibit
       Number                  Description
       -------                 -----------

       10.1       Amendment No. 2 to the  $200,000,000  364-Day Credit Agreement
                  ("364-Day Agreement") which 364-Day Agreement is incorporated by reference to Exhibit 10.10(a) to the Company's Annual
                  Report on Form 10-K for the year  ended  1997 (the  "1997 Form
                  10-K")

       10.2       Amendment No. 2 to the $400,000,000 Five-Year Credit Agreement
                  ("Five-Year Agreement") which Five-Year Agreement is incorporated by reference to Exhibit 10.10(b) to the 1997
                  Form 10-K

       10.3       AT&T Contract Tariff Order

       10.4       Galileo Canada ULC $34,391,917 Credit Agreement

       10.5       Galileo International, Inc. Guaranty

       10.6       Galileo International Management Incentive Plan 1998 Plan Summary

       10.7       Non-Qualified Stock Option Agreement [Standard Form - Executive Group]

       10.8       Non-Qualified Stock Option Agreement  [Standard Form - Non-Employee
                  Directors]

       27.1       Financial Data Schedule



-------------------------------------------

(b) Reports on Form 8-K - No current reports on Form 8-K were filed for the quarter ended June 30, 1998.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Galileo International, Inc.




Date:                   , 1998          By: /s/ Paul H. Bristow
      ------------------                    -------------------
                                            Paul H. Bristow
                                            Senior   Vice   President,    Chief
                                            Financial  Officer,  Treasurer  and
                                            Director  (Principal  Financial and
                                            Accounting Officer)

                         Galileo International, Inc.

                                Exhibit Index



      Exhibit
      Number                  Description
      -------                 -----------

      10.1        Amendment No. 2 to the  $200,000,000  364-Day Credit Agreement
                  ("364-Day Agreement") which 364-Day Agreement is incorporated by reference to Exhibit 10.10(a) to the Company's Annual
                  Report on Form 10-K for the year  ended  1997 (the  "1997 Form
                  10-K")

      10.2        Amendment No. 2 to the $400,000,000 Five-Year Credit Agreement
                  ("Five-Year Agreement") which Five-Year Agreement is incorporated by reference to Exhibit 10.10(b) to the 1997
                  Form 10-K

      10.3        AT&T Contract Tariff Order

      10.4        Galileo Canada ULC $34,391,917 Credit Agreement

      10.5        Galileo International, Inc. Guaranty

      10.6        Galileo International Management Incentive Plan 1998 Plan Summary

      10.7        Non-Qualified Stock Option Agreement  [Standard Form - Executive Group]

      10.8        Non-Qualified Stock Option Agreement  [Standard Form - Non-Employee
                  Directors]

      27.1        Financial Data Schedule
