Form 10-Q
period 1998-09-30
GALILEO INTERNATIONAL INC
filed 1998-11-13
CIK 1039300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the quarterly period ended September 30, 1998

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

Yes [x]    No

At November 11, 1998, there were 104,920,484 shares of Common Stock, par value $.01 per share, of the registrant outstanding.

                           GALILEO INTERNATIONAL, INC.
                        QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                                              PAGE
                                                                                              ----
PART I - FINANCIAL INFORMATION

    Item 1.   Financial Statements of Galileo International, Inc.
              (Formerly Galileo International Partnership through July 30, 1997)

              Condensed Consolidated Balance Sheets as of September 30, 1998
              (unaudited) and December 31, 1997                                                3

              Condensed Consolidated Statements of Income for the quarter
              and nine months ended September 30, 1998 and 1997 (unaudited)                    4

              Condensed Consolidated Statements of Cash Flows for the
              nine months ended September 30, 1998 and 1997 (unaudited)                        5

              Condensed Consolidated Statement of Stockholders' Equity
              for the nine months ended September 30, 1998  (unaudited)                        6

              Notes to Condensed Consolidated Financial Statements                             7

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                   10

PART II - OTHER INFORMATION

   Item 6.    Exhibits and Reports on Form 8-K                                                23

SIGNATURES                                                                                    24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                   GALILEO INTERNATIONAL, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands, except share data)

                                                                September 30,       December 31,
                                                                   1998                 1997
                                                             -----------------    -----------------
                                                               (Unaudited)
                          ASSETS
                          ------
Current assets:
    Cash and cash equivalents                                        $ 19,546             $ 19,367
    Accounts receivable, net                                          215,017              165,407
    Other current assets                                               46,300               39,501
                                                                   ----------          -----------
Total current assets                                                  280,863              224,275
Property and equipment, at cost:
    Land                                                                6,470                6,470
    Buildings and improvements                                         78,144               74,038
    Equipment                                                         381,598              330,112
                                                                   -----------          -----------
                                                                      466,212              410,620
    Less accumulated depreciation                                     281,856              221,439
                                                                   -----------          -----------
Net property and equipment                                            184,356              189,181

Computer software, net                                                201,104              224,575
Intangible assets, net                                                603,164              606,187
Other noncurrent assets                                                28,262               24,279
                                                                  ------------         ------------
                                                                  $ 1,297,749          $ 1,268,497
                                                                  ============         ============


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
    Accounts payable                                                 $ 54,966             $ 56,954
    Accrued commissions                                                40,854               31,175
    Income taxes payable                                               16,408                1,721
    Other accrued liabilities                                         126,240              103,595
    Capital lease obligations, current portion                          6,009                7,918
                                                                  ------------          -----------
Total current liabilities                                             244,477              201,363

Pension and postretirement benefits                                    53,476               44,399
Deferred tax liability                                                 26,688               19,618
Other noncurrent liabilities                                           26,877               41,645
Capital lease obligations, less current portion                        24,502               27,776
Long-term debt                                                         94,392              250,000
                                                                  ------------          -----------
Total liabilities                                                     470,412              584,801

Stockholders' equity:
    Special voting preferred stock:  $.01 par value;
      7 shares authorized; 7 shares issued and
      outstanding                                                         ---                  ---
    Preferred stock:  $.01 par value;  25,000,000 shares
      authorized; no shares issued                                        ---                  ---
    Common stock:   $.01 par value;   250,000,000 shares
      authorized; 104,912,893 and 104,799,700 shares
      issued and outstanding, respectively                              1,049                1,048
    Additional paid-in capital                                        668,046              663,688
    Retained earnings                                                 164,208               18,832
    Unamortized restricted stock grants                                (3,759)                 ---
    Accumulated other comprehensive income                             (2,207)                 128
                                                                  ------------         ------------
Total stockholders' equity                                            827,337              683,696
                                                                  ------------         ------------
                                                                  $ 1,297,749          $ 1,268,497
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



                                                   GALILEO INTERNATIONAL, INC.
                                (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          (Unaudited, in thousands, except share data)


                                                              Quarter                         Nine Months
                                                        Ended September 30,               Ended September 30,
                                                --------------------------------   --------------------------------
                                                        1998             1997              1998             1997
                                                        ----             ----              ----             ----
Revenues:
   Electronic global distribution services           $ 342,187        $ 302,694       $ 1,029,810        $ 898,078
   Information services                                 35,274           24,961           105,298           44,423
                                                     ----------      ----------       -----------       ----------
                                                       377,461          327,655         1,135,108          942,501
Operating expenses:
   Cost of operations                                  146,786          114,269           425,829          241,901
   Commissions, selling and administrative             144,344          142,110           424,727          509,447
   Special charges                                         ---           20,111               ---           20,111
                                                     ----------      ----------        ----------       ----------
                                                       291,130          276,490           850,556          771,459
                                                     ----------      ----------        ----------       ----------
Operating income                                        86,331           51,165           284,552          171,042

Other income (expense), net:
   Interest expense, net                                (1,938)          (2,980)           (8,122)          (4,890)
   Other, net                                              684              526             2,081            2,442
                                                     ----------       ----------        ----------      -----------
Income before income taxes                              85,077           48,711           278,511          168,594

Income taxes:
   Income taxes                                         33,946           12,654           111,126           13,944
   Initial deferred income taxes                           ---           15,335               ---           15,335
                                                     ----------       ----------       ----------       ----------

                                                        33,946           27,989           111,126           29,279
                                                     ----------       ----------       ----------       ----------

Net income                                            $ 51,131         $ 20,722         $ 167,385        $ 139,315
                                                     ==========       ==========       ==========       ==========
Weighted average number of shares
   outstanding                                     104,807,205       99,321,537       104,802,229       91,773,846
                                                  =============     ============     =============    ============
Basic earnings per share                                $ 0.49           $ 0.21            $ 1.60           $ 1.52
                                                  =============     ============     =============    ============

Diluted weighted average number of shares
   outstanding                                     105,252,952       99,364,099       105,178,343       91,788,033
                                                  =============     ============     =============     ============
Diluted earnings per share                              $ 0.49           $ 0.21            $ 1.59           $ 1.52
                                                  =============     ============     =============     ============



                    See accompanying notes to condensed consolidated financial statements.



                                        GALILEO INTERNATIONAL, INC.
                       (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited, in thousands)

                                                                                        Nine Months
                                                                                    Ended September 30,
                                                                              ----------------------------
                                                                                1998                1997
                                                                                ----                ----

Operating activities:
   Net income                                                                 $ 167,385         $ 139,315
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                                             127,536            77,934
      (Gain) loss on disposal of property and equipment                             (98)              397
      Deferred income taxes, net                                                  4,850             7,887
      Changes in operating assets and liabilities, net of effects from purchases of NDCs:
         Increase in accounts receivable, net                                   (45,748)          (20,568)
         Increase in other current assets                                        (1,806)             (445)
         Increase in noncurrent assets                                           (8,071)           (3,476)
         Increase (decrease) in accounts payable and accrued
            commissions                                                          20,700            (8,175)
         Increase in accrued liabilities                                         21,079            17,831
         Increase in income taxes payable                                        14,661            12,061
         (Decrease) increase in noncurrent liabilities                           (6,567)           15,673
                                                                               ---------         ----------
Net cash provided by operating activities                                       293,921           238,434

Investing activities:
   Purchase of property and equipment                                           (60,799)          (34,129)
   Purchase and capitalization of computer software                             (18,684)          (23,745)
   Proceeds on disposal of property and equipment                                 3,195                88
   Purchase of NDCs, net of $3,497 and $24,438 cash
      acquired, respectively                                                    (33,715)         (690,257)
                                                                               ----------        ----------
Net cash used in investing activities                                          (110,003)         (748,043)

Financing activities:
   Borrowings under credit agreements                                            34,392           450,000
   Repayments under credit agreements                                          (190,000)         (230,000)
   Payments of capital lease obligations                                         (6,141)           (2,067)
   Dividends paid to stockholders                                               (22,009)              ---
   Proceeds from exercise of employee stock options, net                            367               ---
   Proceeds from sale of stock, net of fees paid                                    ---           384,288
   Distributions to partners                                                        ---          (112,150)
                                                                              ----------       -----------
Net cash (used in) provided by financing activities                            (183,391)          490,071

Effect of exchange rate changes on cash                                            (348)              (75)
                                                                              ----------       -----------
Increase (decrease) in cash and cash equivalents                                    179           (19,613)
Cash and cash equivalents at beginning of period                                 19,367            78,196
                                                                              ----------       -----------

Cash and cash equivalents at end of period                                     $ 19,546          $ 58,583
                                                                              ==========       ===========


                       See accompanying notes to condensed consolidated financial statements.



                                     GALILEO INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Unaudited, in thousands, except share data)


                                                           Special                                 Additional
                                                            Voting                                 Paid - In
                                                        Preferred Stock       Common Stock          Capital
                                                        --------------- ------------------------ --------------
                                                        Shares  Amount       Shares     Amount
                                                        ------  ------       ------     ------

Balance at December 31, 1997                                7    $--     104,799,700   $  1,048   $ 663,688
Comprehensive income:
   Net income                                              --     --            --         --          --
   Foreign currency translation adjustments                --     --            --         --          --

Comprehensive income
Issuance of restricted stock grants                        --     --          97,900          1       3,991
Amortization of restricted stock grants                    --     --            --         --          --
Issuance of stock under employee stock option plans        --     --          15,293       --           367
Dividends paid ($0.21 per share)                           --     --            --         --          --
                                                          ----- ----     ------------   -------   ---------
Balance at September 30, 1998                               7    $--      104,912,893   $ 1,049   $ 668,046
                                                          ===== =====     ===========   =======   =========





                                                                                         Accumulated
                                                                         Unamortized        Other
                                                            Retained     Restricted     Comprehensive
                                                            Earnings    Stock Grants       Income         Total
                                                            -------------------------------------------------------
Balance at December 31, 1997                              $ 18,832         $  --            $  128       $ 683,696
Comprehensive income:
   Net income                                              167,385            --              --           167,385
   Foreign currency translation adjustments                   --              --            (2,335)         (2,335)
                                                                                                          --------
Comprehensive income                                                                                       165,050
Issuance of restricted stock grants                           --            (3,992)           --              --
Amortization of restricted stock grants                       --               233            --               233
Issuance of stock under employee stock option plans           --              --              --               367
Dividends paid ($0.21 per share)                           (22,009)           --              --           (22,009)
                                                         ----------      ----------        ---------     ---------
Balance at September 30, 1998                           $ 164,208       $ (3,759)         $ (2,207)     $ 827,337
                                                         ==========      ==========        =========     =========



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

     The results of operations for the quarter ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" beginning with the quarter ended March 31, 1998. Required changes are reflected in the Condensed Consolidated Statement of Stockholders' Equity.

     Effective January 1, 1998, the Company adopted Statement of Position No. 98-1, ("Statement 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The adoption of Statement 98-1 did not have a material impact on the Company's financial statements.

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

     The Company accounted for the NDC Acquisitions using the purchase method of accounting. Accordingly, the costs of the NDC Acquisitions were allocated to the assets acquired and liabilities assumed based upon their respective fair values. Of the total ATS purchase price, $405.6 million and $19.3 million was attributed to the customer list and assembled workforce, respectively, and such amounts are being amortized over 17 years and 8 years, respectively. The excess of the cost of the NDC Acquisitions over the fair value of the net assets acquired, $157.6 million, is being amortized over 25 years. The results of operations and cash flows of the acquired NDCs have been consolidated with those of the Company from the date of each acquisition.

     In connection with the acquisitions of Traviswiss and Galileo Nederland, the Company terminated certain revenue sharing obligations in exchange for agreements to pay SAirGroup and KLM, in four annual installments beginning on the acquisition dates, a total of $22.4 million and $14.8 million, respectively. The total intangible asset of $37.2 million is being amortized over 17 years.

     On April 22, 1998, the Company finalized the purchase of a national distribution company ("NDC") serving markets in Sweden, Norway, and Finland (the "Nordiska Acquisition"), Galileo Nordiska AB ("Galileo Nordiska"), at a price of $2.1 million. The Company accounted for the acquisition using the purchase method of accounting.

     Effective June 1, 1998, the Company acquired its Canadian NDC (the "Canada Acquisition"), Galileo Canada Distributions Systems Inc. ("Galileo Canada"), at a purchase price of $34.4 million. In connection with the Canada Acquisition, the Company also incurred expenses of $0.6 million, which have been accounted for as part of the purchase price.

     The Company accounted for the Canada Acquisition using the purchase method of accounting. Accordingly, the costs of the Canada Acquisition were allocated to the assets acquired and liabilities assumed based on their respective fair values. The excess of the cost of the Canada Acquisition over the fair value of the net assets acquired of $22.7 million is being amortized over 25 years. The purchase price allocation is subject to adjustment. The results of operations and cash flows of Galileo Canada have been consolidated with those of the Company from the date of acquisition. In connection with the Canada Acquisition, the Company incurred $34.4 million of debt under a five-year term loan agreement. The effect of the purchase, on a pro forma basis, was immaterial to the company's consolidated financial statements.

NOTE 3 - EARNINGS PER SHARE

     Basic earnings per share data for the quarter and nine months ended September 30, 1998 and 1997 is calculated based on the weighted average shares outstanding for the period. Diluted earnings per share is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all dilutive stock options, net of assumed repurchased shares using the treasury stock method. This resulted in an increase in the weighted average number of shares outstanding for the quarter and nine months ended September 30, 1998 of 445,747 and 376,114, respectively. The increase in the weighted average number of shares outstanding for the quarter and nine months ended September 30, 1997 is 42,562 and 14,187, respectively.


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

     Also during the quarter ended June 30, 1998 and pursuant to the Plan, the Company's Board of Directors approved the issuance of 97,900 shares of restricted Common Stock to the Company's President and Chief Executive Officer. Half of these shares vest in equal installments over a five-year period from the date of grant and the remaining shares vest in equal installments over a four-year period beginning one year from the date of grant.

     During the quarter ended September 30, 1998, the Company granted 10,000 options to purchase the Company's Common Stock to a newly elected member of the Company's Board of Directors. These options were granted pursuant to the Galileo International 1997 Non-Employee Director Stock Plan, vest six months after the date of grant and have a ten-year term.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                          GALILEO INTERNATIONAL, INC.
       (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                             RESULTS OF OPERATIONS

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

     Galileo International is one of the world's leading providers of electronic global distribution services for the travel industry. The Company provides travel agencies at approximately 39,000 locations, as well as other subscribers, with the ability to access schedule and fare information, book reservations and issue tickets for over 500 airlines. The Company also provides subscribers with information and booking capabilities covering all the major hotel chains, car rental companies, cruise lines and numerous tour operators throughout the world.

     The geographic breadth of the Company is demonstrated by the table below which shows the approximate number of travel agency locations and terminals by region.

                              Travel Agency
                               Locations at               Terminals at
                            September 30, 1998         September 30, 1998
                          -----------------------    ---------------------
Region                       Number       %            Number      %
--------------------         -------      -           -------      -
United States                12,500     32.1%         59,200     37.4%
Europe                       13,200     33.8%         54,500     34.4%
Asia/Pacific                  5,300     13.6%         20,700     13.1%
Canada                        3,200      8.2%         10,800      6.8%
Middle East/Africa            3,100      7.9%          9,200      5.8%
Latin America                 1,700      4.4%          4,000      2.5%
                         ------------------------   -----------------------
                             39,000    100.0%        158,400    100.0%
                         ========================   =======================

     The Company generates its revenue from the provision of electronic global distribution services and information services. During the nine months ended September 30, 1998, the Company generated approximately 90.7% of its revenue from electronic global distribution services and approximately 9.3% of its revenue from information services. The following table summarizes 1998 revenues and 1997 pro forma revenues (as if the NDC Acquisitions had occurred on January 1, 1997) for electronic global distribution services by geographic location as a percentage of total revenues and summarizes total booking volumes for each of the periods indicated:

                                         Quarter               Nine Months
                                    Ended September 30,     Ended September 30,
                                   ---------------------  ----------------------
                                       1998      1997         1998      1997
                                       ----      ----         ----      ----
(Percent of Revenue)

U.S. Market (1)                        43.2 %    46.3 %        43.8 %    46.4 %
All Other Markets (1)                  56.8      53.7          56.2      53.6
                                   ---------------------  ----------------------
                                      100.0 %   100.0 %       100.0 %   100.0 %
                                   =====================  ======================


Worldwide Bookings (in millions)

 U.S. Market: (1)
     Air                               33.2      34.6         103.2     107.1
     Car/Hotel/Leisure                  5.8       5.5          17.1      16.2
                                   --------------------   -------------------
                                       39.0      40.1         120.3     123.3

All Other Markets: (1)
     Air                               47.4      43.7         144.5     135.0
     Car/Hotel/Leisure                  1.5       1.3           4.2       3.8
                                   --------------------   -------------------
                                       48.9      45.0         148.7     138.8

Total Worldwide Bookings               87.9      85.1         269.0     262.1
                                   ====================   ===================


--------
(1) The location of the travel agent making the booking determines the geographic region credited with the related revenues and bookings.

Third Quarter 1998 Compared to Third Quarter 1997

     Revenues. Revenues increased $49.8 million, or 15.2%, to $377.5 million for the quarter ended September 30, 1998 from $327.7 million for the quarter ended September 30, 1997. Third quarter 1998 revenues include the impact of the acquired NDCs whereas third quarter 1997 revenues, prior to the NDC Acquisitions, represent Galileo International Partnership revenues. Assuming the NDC Acquisitions occurred on January 1, 1997, pro forma revenues for the quarter ended September 30, 1997 would have increased $15.0 million ($6.7 million increase in electronic global distribution services and $8.3 million in information services) representing primarily revenue from subscribers for hardware, software and other services and revenue from airlines for information services performed. Comparing 1998 to pro forma 1997, revenues increased $34.8 million, or 10.1%, to $377.5 million for the quarter ended September 30, 1998 from $342.7 million in pro forma revenues for the quarter ended September 30, 1997.

     Growth in 1998 versus 1997 pro forma electronic global distribution services revenues resulted primarily from an increase in airline booking volumes of 2.9% and an increase in car, hotel and leisure booking volumes of 7.1% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. Total international booking volumes increased 8.7% for the quarter, while U.S. booking volumes declined 2.8% over the same period last year. This decrease in U.S. bookings is due to a new fee structure the Company introduced in North America in March 1998 that only charges airline vendors for passive bookings that are ticketed. The Company reports only those bookings for which it receives a fee. Excluding passive airline bookings, growth in active bookings for the quarter was 0.5% in the United States. The increase in international booking volumes for the quarter was driven by strong growth in Africa, the Middle East, Europe and Southeast Asia. An air booking fee price increase that went into effect March 1, 1998 and other yield improvements also contributed to the revenue growth in the quarter.

     Cost of Operations. Cost of operations expenses increased $32.5 million, or 28.5%, to $146.8 million for the quarter ended September 30, 1998 from $114.3 million for the quarter ended September 30, 1997. Third quarter 1998 expenses include the impact of the acquired NDCs whereas third quarter 1997 expenses, prior to the NDC Acquisitions, represent Galileo International Partnership expenses. Assuming the NDC Acquisitions occurred on January 1, 1997, pro forma cost of operations for the quarter ended September 30, 1997 would have increased $23.1 million to $137.4 million. The acquisitions of NDCs resulted in additional operating expenses that were partially offset by lower commissions as the Company no longer pays commissions, but instead incurs the direct costs of distributing its products in these markets. The additional operating expenses represent principally the wages, maintenance, communication costs and depreciation of the acquired NDCs. Additionally, in conjunction with the NDC Acquisitions, Nordiska Acquisition and Canada Acquisition, the Company now records the amortization of the excess of the cost of these acquisitions over the fair value of the net assets acquired and the amortization of other intangibles acquired.

     Comparing 1998 to pro forma 1997, cost of operations increased $9.4 million, or 6.9% to $146.8 million for the quarter ended September 30, 1998 from $137.4 million in pro forma expenses for the quarter ended September 30, 1997. The Canada Acquisition and Nordiska Acquisition resulted in $5.3 million of the increase in cost of operations expenses as the Company incurred the direct costs of operating in these markets during the quarter. The remaining increase was primarily attributable to higher wages for technical personnel, increased communication costs due to market expansion and increased maintenance costs for subscriber equipment at agency locations. Subsequent to the NDC Acquisitions, Nordiska Acquisition and Canada Acquisition, cost of operations expense growth was lower than revenue growth due to management's continued focus on operating efficiency and savings realized from the integration of the acquired NDCs. The Company continues to take advantage of decreasing technology costs on Data Centre equipment and has negotiated favorable supplier contracts for subscriber equipment.

     Commissions, Selling and Administrative Expenses. Commissions, selling and administrative expenses increased $2.2 million, or 1.6%, to $144.3 million for the quarter ended September 30, 1998 from $142.1 million for the quarter ended September 30, 1997. NDC commissions and subscriber incentive payments decreased $10.6 million, or 10.4%, to $91.6 million for the quarter ended September 30, 1998 from $102.2 million for the quarter ended September 30, 1997. The increase in electronic global distribution services revenues resulted in increased commissions to NDCs which was more than offset by the elimination of commissions to the acquired NDCs as, subsequent to these acquisitions, the Company no longer pays commissions but instead incurs the direct cost of operating in these markets. NDC commissions are generally based on a percentage of booking revenues and have, therefore, grown at a rate consistent with the growth in booking fees by country. Incentive payments, which are provided to subscribers in order to maintain and expand the Company's travel agency customer base, increased significantly in this quarter due to the initiation of new deals with multi-national accounts as well as the impact of payments to subscribers previously borne by the acquired NDCs.

     Remaining commissions, selling and administrative expenses increased primarily because third quarter 1998 expenses include the impact of the NDC Acquisitions whereas third quarter 1997 expenses, prior to these acquisitions, represent Galileo International Partnership expenses. In addition, the Galileo Canada and Galileo Nordiska acquisitions and a new employee profit sharing program resulted in increased expenses.

     Special Charges. The Company recorded special charges of $20.1 million during the quarter ended September 30, 1997 related to the integration of the acquired NDCs into the Company's operations. Special charges were comprised primarily of $12.3 million in severance costs related to termination of employees and $7.8 million of other integration costs, principally related to duplicate facilities.

     Other Income (Expense), Net. Other income (expense), net includes interest expense net of interest income, and foreign exchange gains or losses. Other income (expense), net decreased $1.2 million, to $1.3 million expense, net for the quarter ended September 30, 1998 from $2.5 million expense, net for the quarter ended September 30, 1997. This decrease was primarily the result of lower interest expense arising from lower average debt levels and lower interest income arising from lower cash and cash equivalents.

     Income Taxes. No provision for U.S. federal and state income taxes was recorded prior to July 30, 1997 as such liability was the responsibility of the partners of Galileo International Partnership, rather than of the Company. As a result of the July 30, 1997 merger of Galileo International Partnership into a wholly owned limited liability company subsidiary of Galileo International, Inc., the Company recorded initial deferred income taxes of $15.3 million to reflect the establishment of deferred tax assets and liabilities in 1997. Remaining income taxes for 1997 represent U.S federal and state income taxes subsequent to July 30, 1997 and income taxes for certain of the Company's non-U.S. subsidiaries. Subsequent to the Merger, the Company's effective tax rate is approximately 40%.

     Net Income. Net income was $51.1 million for the quarter ended September 30, 1998. Net income was $20.7 million for the quarter ended September 30, 1997. Net income in 1998 reflects the recognition of U.S. federal and state income taxes for the entire third quarter.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Revenues. Revenues increased $192.6 million, or 20.4%, to $1,135.1 million for the nine months ended September 30, 1998 from $942.5 million for the nine months ended September 30, 1997. In 1998, revenues include the impact of the acquired NDCs whereas 1997 revenues, prior to the NDC Acquisitions, represent Galileo International Partnership revenues. Assuming the NDC Acquisitions occurred on January 1, 1997, pro forma revenues for the nine months ended September 30, 1997 would have increased $95.4 million ($40.7 million increase in electronic global distribution services and $54.7 million in information services) representing primarily revenue from subscribers for hardware, software and other services and revenue from airlines for information services performed. Comparing 1998 to pro forma 1997, revenues increased $97.2 million, or 9.4%, to $1,135.1 million for the nine months ended September 30, 1998 from $1,037.9 million in pro forma revenues for the nine months ended September 30, 1997.

     Growth in 1998 versus 1997 pro forma electronic global distribution services revenues resulted primarily from an increase in airline booking volumes of 2.3% and an increase in car, hotel and leisure booking volumes of 7.2% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Total international booking volumes increased 7.2% for the nine months ended September 30, 1998, while U.S. booking volumes declined 2.4% over the same period last year. This decrease in U.S. bookings is due to a new fee structure the Company introduced in North America in March 1998 that only charges airline vendors for passive bookings that are ticketed. The Company reports only those bookings for which it receives a fee. Excluding passive airline bookings, growth in active bookings for the nine months ended September 30, 1998 was 1.0% in the United States. An air booking fee price increase that went into effect March 1, 1998 and other yield improvements also contributed to the revenue growth in the nine month period.

     Cost of operations. Cost of operations expenses increased $183.9 million, or 76.0%, to $425.8 million for the nine months ended September 30, 1998 from $241.9 million for the nine months ended September 30, 1997. In 1998, expenses include the impact of the acquired NDCs whereas 1997 expenses, prior to the NDC Acquisitions, represent Galileo International Partnership expenses. Assuming the NDC Acquisitions occurred on January 1, 1997, pro forma cost of operations for the nine months ended September 30, 1997 would have increased $156.6 million to $398.5 million. The acquisitions of NDCs resulted in additional operating expenses that were partially offset by lower commissions as the Company no longer pays commissions, but instead incurs the direct costs of distributing its products in these markets. The additional operating expenses represent principally the wages, maintenance, communication costs and depreciation of the acquired NDCs. Additionally, in conjunction with the NDC Acquisitions, Nordiska Acquisition and Canada Acquisition, the Company now records the amortization of the excess of the cost of these acquisitions over the fair value of the net assets acquired and the amortization of other intangibles acquired.

     Comparing 1998 to pro forma 1997, cost of operations increased $27.3 million, or 6.9% to $425.8 million for the nine months ended September 30, 1998 from $398.5 million in pro forma expenses for the nine months ended September 30, 1997. The Canada Acquisition and Nordiska Acquisition resulted in $8.1 million of the increase in cost of operations expenses as the Company began to incur the direct costs of operating in these markets following these acquisitions. The remaining increase was primarily attributable to higher wages for technical personnel, increased communication costs due to market expansion and increased maintenance costs for subscriber equipment at agency locations. Subsequent to the NDC Acquisitions, Nordiska Acquisition and Canada Acquisition, cost of operations expense growth was lower than revenue growth due to management's continued focus on operating efficiency and savings realized from the integration of the acquired NDCs. The Company continues to take advantage of decreasing technology costs on Data Centre equipment and has negotiated favorable supplier contracts for subscriber equipment.

     Commissions, Selling and Administrative Expenses. Commissions, selling and administrative expenses decreased $84.7 million, or 16.6%, to $424.7 million for the nine months ended September 30, 1998 from $509.4 million for the nine months ended September 30, 1997. NDC commissions and subscriber incentive payments decreased $139.1 million, or 33.5%, to $275.6 million for the nine months ended September 30, 1998 from $414.7 million for the nine months ended September 30, 1997. The increase in electronic global distribution services revenues resulted in increased commissions to NDCs which was more than offset by the elimination of commissions to the acquired NDCs as, subsequent to the NDC Acquisitions, the Nordiska Acquisition and the Canada Acquisition, the Company no longer pays commissions but instead incurs the direct cost of operating in these markets. NDC commissions are generally based on a percentage of booking revenues and have, therefore, grown at a rate consistent with the growth in booking fees by country. Incentive payments, which are provided to subscribers in order to maintain and expand the Company's travel agency customer base, increased due to the initiation of new deals with multi-national accounts primarily in the third quarter of 1998, as well as the impact of payments to subscribers previously borne by the acquired NDCs.

     Remaining commissions, selling and administrative expenses increased primarily because 1998 expenses include the impact of the NDC Acquisitions whereas 1997 expenses, prior to these acquisitions, represent Galileo International Partnership expenses. In addition, the Galileo Canada and Galileo Nordiska acquisitions and a new employee profit sharing program resulted in increased expenses.

     Special Charges. The Company recorded special charges of $20.1 million during the nine months ended September 30, 1997 related to the integration of the acquired NDCs into the Company's operations. Special charges were comprised primarily of $12.3 million in severance costs related to termination of employees and $7.8 million of other integration costs, principally related to duplicate facilities.

     Other Income (Expense), Net. Other income (expense), net includes interest expense net of interest income, and foreign exchange gains or losses. Other income (expense), net increased $3.6 million, to $6.0 million expense for the nine months ended September 30, 1998 from $2.4 million expense for the nine months ended September 30, 1997. This increase was primarily the result of higher interest expense arising from higher average debt levels due to the acquisitions of NDCs, and lower interest income arising from lower cash and cash equivalents.

     Income Taxes. No provision for U.S. federal and state income taxes was recorded prior to July 31, 1997 as such liability was the responsibility of the partners of Galileo International Partnership, rather than of the Company. As a result of the July 30, 1997 merger of Galileo International Partnership into a wholly owned limited liability company subsidiary of Galileo International, Inc., the Company recorded initial deferred income taxes of $15.3 million to reflect the establishment of deferred tax assets and liabilities in 1997. Remaining income taxes for 1997 represent U.S. federal and state income taxes subsequent to July 30, 1997 and income taxes for certain of the Company's non-U.S. subsidiaries. Subsequent to the Merger, the Company's effective tax rate is approximately 40%.

     Net Income. Net income was $167.4 million for the nine months ended September 30, 1998. Net income was $139.3 million for the nine months ended September 30, 1997. Net income in 1998 reflects the recognition of U.S. federal and state income taxes for the entire nine month period.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $19.5 million and working capital totaled $36.4 million at September 30, 1998. At December 31, 1997, cash and cash equivalents totaled $19.4 million and working capital totaled $22.9 million. Cash and cash equivalents increased by $0.1 million despite the net repayment of $155.6 million of indebtedness under the Company's credit agreements and $22.0 million in dividends paid to stockholders, due principally to strong operating results.

     Cash flow used in investing activities principally relates to purchases of mainframe data processing and network equipment and purchases of computer equipment provided to the Company's travel agency subscribers. Capital expenditures, excluding the capitalization of internally developed software, were $67.8 million for the nine months ended September 30, 1998 compared to $40.0 million for the nine months ended September 30, 1997.

     Cash flow used in financing activities includes repayments of $190.0 million under the Credit Agreements and $22.0 million in dividends paid to stockholders. The Company paid a $.06 per share cash dividend on February 20, 1998 to stockholders of record as of February 6, 1998, a $.075 per share cash dividend on May 22, 1998 to stockholders of record as of May 8, 1998, as well as, a $.075 per share cash dividend on August 21, 1998 to stockholders of record as of August 7, 1998. On June 5, 1998, the Company incurred additional borrowings of $34.4 million under a five-year term loan agreement, which were used to fund the acquisition of Galileo Canada.

     The Company expects that future cash requirements will principally be for capital expenditures, repayments of indebtedness, acquisitions of additional NDCs and other potential acquisitions that are aligned with the Company's strategic direction. The Company believes that cash generated by operating activities will be sufficient to fund its future cash requirements, except that significant acquisitions may require additional borrowings or other financing alternatives. (1)

     In addition to reinvesting a substantial portion of earnings in its business, the Company currently intends to pay regular quarterly dividends. On October 15, 1998, the Company declared a cash dividend of $.075 per share to be paid on November 20, 1998 to stockholders of record as of November 6, 1998. The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of the Board of Directors of the Company and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. There can be no assurance that the Company will declare and pay any future dividends. (1)

---------

(1)  See Statement Regarding Forward-Looking Statements on page 22.

Effect of Recently Issued Accounting Pronouncements

     The Company will implement the provisions of Statement of Financial Accounting Standards No. 132, ("Statement 132") "Employers' Disclosures about Pensions and Other Postretirement Benefits" which is required to be adopted in 1998. Statement 132 standardizes the disclosure requirements for pensions and other postretirement benefits but does not change the measurement or recognition of those plans. Management believes that adoption of Statement 132 will not have a material impact on the Company's financial statements.

     The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, ("Statement 133") "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted for financial statements issued for the fiscal year ending December 31, 2000. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Management believes that adoption of Statement 133 will not have a material impact on the Company's financial statements.

Year 2000 (1)

     The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs or systems of the Company or the Company's vendors and suppliers that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000.

     Beginning in September of 1995, the Company implemented a program designed to help ensure that all hardware and software used in connection with the Company's business, including the Company's software products, will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without producing inaccurate results related to such dates. An internal analysis of the Company's hardware and software has led the Company to conclude that the majority of the Company's systems have been engineered to be Year 2000 compliant and should provide a seamless transition to the Year 2000. In addition, the Company has consulted outside experts, including legal and independent auditors, regarding its Year 2000 plans.

     The Company electronically exchanges information with the computer systems of the Company's vendors and suppliers, including air, car, hotel and tour vendors. The Company uses standardized travel industry interchange formats to electronically exchange information with many of such vendors and suppliers. Many of these formats did not require modification in order to be Year 2000 compliant. Where required modifications to these formats have been identified, they have either been completed or are in process. The Company's GlobalFares(TM) product began successfully processing airline fares with Year 2000 dates in July 1998. In addition, the investigation and assessment of the Company's network systems is complete and remediation for such systems is in progress and on-track for completion during the third quarter of 1999. The Company has completed remediation planning for the Company's travel agency-based software and began distribution of Year 2000 upgrades for operating systems and package installation systems used in connection with the Company's travel agency-based software during the third quarter of 1998. The Company will continue to work with its National Distribution Companies (NDCs) to distribute and install, where necessary, upgrades to PC hardware and software either on a normal maintenance cycle where it exists, or a separate implementation plan where it does not exist.

     Management believes that Year 2000 activities related to the Company's mainframe host computer systems will be completed in 1998. Non-mainframe activities are on track for completion before the third quarter of 1999. The mainframe host computer systems include the Company's Apollo(R) and Galileo(R) computerized reservation systems (CRSs).

---------

(1)  See Statement Regarding Forward-Looking Statements on page 22.

     Embedded systems are not an integral component in the Company's primary business or operations. Nevertheless, the Company has identified and validated as compliant or, where necessary, is in the process of remediating embedded systems in certain of the Company's facilities and environmental systems. The Company does not anticipate any material adverse impact to its business or operations related to Year 2000 performance of embedded systems.

     As an Electronic Global Distribution System, the Company's products are dependent upon data provided by its air, car, hotel and tour vendor customers and other suppliers of data. The Company is also dependent on critical service providers, such as telecommunications firms for worldwide product distribution. The Company is continuing to assess Year 2000 issues arising from its relationships with these third parties, including its NDCs, to determine the extent to which the Company's interface systems are vulnerable to failure by such parties to remediate their own Year 2000-sensitive systems. The Company has requested written Year 2000 compliance status information from all of its vendor customers, critical service providers, other suppliers of data and its NDCs. The Company continues to work closely with its NDCs to provide assistance to meet their Year 2000 challenges. While many of these third parties have reported that they are not finding significant problems in their own systems, there can be no guarantee that the systems of these third parties will be made Year 2000 compliant in a timely manner. Vendor customers, service providers and NDCs continue to participate with Galileo International in Year 2000 testing.

     The interruption of services provided by critical service providers, such as telecommunications firms and power supply companies due to their own Year 2000 difficulties could have a material adverse effect on the Company's business and operations. With respect to bookings for travel after January 1, 2000, any failure on the part of the Company, its vendor customers, other suppliers of data or NDCs to ensure that their systems are Year 2000 compliant, regardless of when such bookings occur, could have a material adverse effect on the business, financial condition and results of operations of the Company.

     Testing is a critical component in the Company's Year 2000 preparedness program. The Company's system for Year 2000 hardware and software validation -- called the "Time Machine" -- is essentially a copy of the Company's production environment which performs date-sensitive tests and supports connectivity to the systems of its vendor customers, suppliers of data, NDCs and certain other third parties without interrupting existing systems and without risk of contaminating "live" production data.

     The Company is preparing contingency plans to address possible Year 2000 failures of its internal systems and business processes or those of its vendor customers, critical service providers, other suppliers of data and NDCs on whose systems the Company is dependent. The Company expects to complete these contingency plans by year-end 1998.

     The Company incurred $6.0 million of expenses in the first nine months of 1998 and $4.4 million of expenses in 1997 related to Year 2000 remediation. The Company expects future expenditures to total approximately $11.0 million. All of such costs are expected to be expensed as incurred. Further, the Company expects to incur additional costs after 1999 to remediate and replace less critical software applications and embedded systems, however, such expenses are not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

     The cost of the Company's Year 2000 project and the dates on which the Company plans to complete its Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, third parties' Year 2000 readiness and other factors.

     Based on the Company's current schedule for completion of its Year 2000 project, the Company believes that its planning is adequate to secure Year 2000 readiness of its critical systems. Nevertheless, achieving Year 2000 readiness is subject to various risks and uncertainties, many of which are described above. The Company is not able to predict all of the factors that could cause actual results to differ materially from its current expectations about its Year 2000 readiness. At this time, the Company believes the major risks associated with Year 2000 processing are a system failure or miscalculation causing an inability to process bookings or engage in other normal business activities. If the Company, or third parties with whom the Company has significant business relationships, fail to achieve Year 2000 readiness with respect to critical systems, there could be a material adverse effect on the Company's business, financial condition and results of operations.

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

     Risks associated with the Company's forward-looking statements include, but are not limited to: risks related to the loss and inability to replace the bookings generated by one or more of its five largest travel agency customers; risks associated with the competition and technological innovation by competitors, which could require the Company to reduce prices, to change billing practices, to increase spending or marketing or product development or otherwise to take actions that might adversely affect its operations or earnings and the effect of consolidation, including strategic alliances, in the CRS industry; risks of the Company's sensitivity to general economic conditions and events that affect airline travel and the airlines that participate in the Company's Apollo and Galileo systems; risks related to the Company's relationships with its airline stockholders, including United Airlines and its affiliates; risks relating to the Company's investment in technology, including the ability of the Company to timely develop and achieve market acceptance of new products, or to achieve Year 2000 compliance in a timely and cost-effective manner; risks associated with the Company's international operations and expansion into developing and new CRS markets, including governmental approvals, trade and tariff barriers, and political risks; risks of new or different legal or regulatory requirements governing the CRS industry; risks associated with the integration of acquired businesses, including the amount and timing of cost-savings and synergies that may be achieved; and risks of a natural disaster or other calamity that may cause significant damage to the Company's Data Centre facility.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits


         Exhibit
         Number                     Description
         ------                     -----------

         10.1 Amended and Restated $200,000,000 364-Day Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 10Q for the quarter ended June 30, 1998)


         27.1        Financial Data Schedule




-------------------------------------------

(b) Reports on Form 8-K - No reports on Form 8-K were filed for the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Galileo International, Inc.




Date: November  12, 1998          By:   /s/ Paul Bristow
                                        ----------------
                                        Paul H. Bristow
                                        Senior Vice President, Chief Financial
                                        Officer,   Treasurer  and  Director
                                        (Principal Financial and Accounting
                                        Officer)

                           GALILEO INTERNATIONAL, INC.

                                  EXHIBIT INDEX



         Exhibit
         Number                     Description
         ------                     -----------

         10.1 Amended and Restated $200,000,000 364-Day Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's 2nd Quarter Form 10-Q)


         27.1              Financial Data Schedule