Form 10-K
period 1998-12-31
GALILEO INTERNATIONAL INC
filed 1999-03-22
CIK 1039300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1998

                                       OR

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

Securities registered pursuant to Section 12(b) of the Act:
         Title of each class            Name of each exchange on which
                                                   registered
  Common Stock, par value $.01 per          New York Stock Exchange
                share                        Chicago Stock Exchange

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

Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy or
information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non voting stock held by non-affiliates of the registrant as of March 17, 1999 was approximately $2,852,000,000. At March 17,1999, there were 104,792,809 shares of Common Stock, par value $.01 per share, of the registrant outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 1999.

                           GALILEO INTERNATIONAL, INC.
                          YEAR ENDED DECEMBER 31, 1998
                                      INDEX

                                                                    PAGE
                                                                    ----
PART I
  ITEM 1.    BUSINESS                                                1
  ITEM 2.    PROPERTIES                                              10
  ITEM 3.    LEGAL PROCEEDINGS                                       10
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     11

PART II
  ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED       11
                    STOCKHOLDER MATTERS
  ITEM 6.    SELECTED FINANCIAL DATA                                 12
  ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL       13
                    CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK                                             24
  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             25
  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON        50
                    ACCOUNTING AND FINANCIAL DISCLOSURE

PART III
  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      50
  ITEM 11.   EXECUTIVE COMPENSATION                                  50
  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND     50
                    MANAGEMENT
  ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          50

PART  IV
  ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS    50
                    ON FORM 8-K

PART I
ITEM 1.  BUSINESS

     Galileo International, Inc. (the "Company"), incorporated in the state of Delaware on May 13, 1997, is one of the world's leading providers of electronic global distribution services for the travel industry utilizing a computerized reservation system ("CRS"). The Company provides travel agencies at approximately 40,000 locations, as well as corporations and consumers who use the Company's self-booking products, with the ability to access schedule and fare information, book reservations and issue tickets for more than 500 airlines. The Company also provides subscribers with information and booking capability covering approximately 40 car rental companies and more than 200 major hotel chains with approximately 41,000 properties throughout the world. The Company completed approximately 350 million bookings in 1998, representing an estimated $60 billion in travel services. The Company's travel agency subscribers operate more than 160,000 computer terminals, all of which are linked to the Company's Data Centre, one of the world's largest commercial data processing complexes, with a system uptime performance record of better than 99.9%.

     The Company believes that, based on revenues, it is currently the most internationally diversified provider of electronic global distribution services for the travel industry. Over 56% of the Company's 1998 global distribution revenues were derived from bookings made by subscribers outside of the United States. The Company believes that it has attained significant market share in many of the most important and competitive markets for travel services, including the United States and Canada and markets in Europe, Asia/Pacific, the Middle East, Africa and Latin America. The Company competes in these markets through its own local sales and marketing offices and through a network of national distribution companies ("NDCs"), a distribution structure that has enabled the Company to work closely with associates that possess detailed knowledge of local travel markets. The Company believes that its extensive international business experience provides a firm base for continued expansion in overseas markets, many of which offer strong growth potential.

     In addition to its core electronic global distribution services business, the Company offers travel industry-related information services that draw upon the Company's in-depth knowledge of the industry and its expertise in developing and operating complex, mission-critical transaction processing systems. The Company provides the internal reservation system used by United Air Lines, Inc. ("United Airlines") and operates GlobalFares(TM), a fares quotation system used by over 100 airlines worldwide.


Strategy

     The Company intends to reinforce its position as a leading provider of electronic global distribution services and to continue to capitalize on its competitive advantages, the key elements of which are: (i) a well-balanced and global presence, (ii) established relationships with a diverse group of travel vendors and subscribers, (iii) a technologically advanced information system operated by a highly skilled technical staff, (iv) a comprehensive offering of innovative products and (v) a strong business partnership, reinforced through equity ownership with 11 of the world's leading airlines as well as other major airlines that act as the Company's distributors in various markets.

     The Company operates globally and believes that in-depth knowledge of the local travel markets in which it distributes its products is essential to developing and strengthening its ties to travel vendors and the local travel agencies which generate significant booking volumes. The Company will therefore continue to attempt to expand its influence in local markets by building alliances with influential associates, such as Air Lanka and Galileo Emirates in Sri Lanka, that understand the local travel market and are positioned to design and implement successful sales and marketing programs and, in certain markets, by seeking opportunities to vertically integrate its operations through the acquisition of NDCs. (1) Consistent with this strategy, the Company acquired two NDCs in 1998 that market the Company's products in Canada, Sweden, Finland and Norway.

     The Company strives to provide valued customer service in order to strengthen relationships with its established base of travel vendors and subscribers and to attract new travel vendors and subscribers to its core electronic global distribution services business. During 1998, the Company created a new customer service delivery organization, a team charged with ensuring that the Company's products are backed by high quality service offerings valued by the Company's customers. As a part of its work, this team is setting new customer service standards for the Company, and developing processes to ensure that service around the world is delivered consistently.

     The Company also intends to continue to accelerate the development and deployment of its products in the marketplace. (1) To this end, as a part of the realignment of the United Kingdom operations announced in early 1999, the Company has chosen to consolidate development functions in Denver to enhance productivity and accelerate bringing new products to market.

     The Company refines its information technology on a regular basis in order to maintain a cost-effective system that is fully integrated from travel vendor to subscriber and is tailored to individual customer needs. The Company utilizes an architecture with standard open interfaces and protocols to ensure the efficient distribution of information among users. In 1998, the Company introduced Viewpoint(TM), a point-and-click graphical user interface booking system for air, hotel and car rental. Viewpoint provides easy access to travel information which speeds the booking process and lets travel agents focus on selling and servicing customers. The Company also introduced FocalpointNet(TM), a cost effective means of connecting to the Apollo(R) or Galileo(R) system via the Internet versus the standard dedicated circuit or dial-up telephone line.

     Corporate travel departments and individual consumers are demonstrating an increased interest in directly accessing the information and services provided by a CRS. In response, the Company increased its emphasis on self-booking products and services, and reorganized internally to better support its corporate clients. Among the Company's 1998 initiatives was Galileo Passport(TM), a new Web-based booking product sponsored by travel vendors and designed to provide travelers with a fast and easy method to make business and leisure travel arrangements. Also during 1998, the Company introduced Corporate Travelpoint(TM), a fully integrated Web-based system designed to meet the most exacting travel management requirements of the largest organizations. This new product gives corporate travel managers the ability to rank preferred vendors by market, administer contracts to ensure travelers are using preferred vendors, and enforce policy compliance through exception reporting and approval. The Company forged an alliance with Value Integrated Network ("VIN.net") that allows the Company to offer corporate subscribers a broader and more complete set of travel and entertainment expense reporting solutions. The Company also forged an alliance with Apex Solutions to provide enhanced management reporting tools for travel agency and corporate clients. In 1999, the Company intends to aggressively market these products to the world's largest companies. (1)

     During 1998, the Company also began investing in companies that offer innovative technical solutions that support the Company's business needs. In late 1998, the Company acquired S. D. Shepherd Systems, Inc. ("Shepherd Systems"), a Florida-based leader in marketing information data transfer ("MIDT") processing, which currently services 15 of the top 25 airlines in the world. Traditionally, many small and medium sized airlines have purchased raw MIDT data and hired companies to analyze and interpret the data for them. With the acquisition of Shepherd Systems, carriers can now receive data directly from the Company, have it processed by Shepherd Systems, and use the resulting information
---------

(1)   See Statement Regarding Forward-Looking Statements on page 20.

to enhance their marketing activities and profitability. The Company expects to continue this strategy of investing in technology companies which helps to increase the value delivered to the Company's customers. (1)


Electronic Global Distribution Services - Markets

     As of December 31, 1998, the Company provided electronic global distribution services for the travel industry in 104 countries via a network of on-line terminals operated at approximately 39,600 travel agency locations worldwide.

     The geographic breadth of the Company is demonstrated by the table below which shows the approximate number of travel agency locations and terminals by region.

                            Travel Agency
                              Locations                    Terminals at
                        at December 31, 1998            December 31, 1998
                     ----------------------------   ---------------------------
Region                    Number             %          Number             %
------                    ------             -          ------             -
United States             12,500           31.6%        59,200           36.9%
Europe                    13,300           33.6%        55,300           34.4%
Asia/Pacific               5,600           14.1%        21,300           13.3%
Canada                     3,200            8.1%        11,000            6.9%
Middle East/Africa         3,300            8.3%         9,500            5.9%
Latin America              1,700            4.3%         4,200            2.6%
                     ------------    ------------   -----------    ------------
                          39,600          100.0%       160,500          100.0%
                     ============    ============   ===========    ============


Electronic Global Distribution Services - Customer Base: Travel Vendors and Subscribers

     The Company derives substantially all of its electronic global distribution services revenues from booking fees paid by travel vendors. Travel vendors store, display, manage and sell their services through the Company's systems. Airlines and other travel vendors are offered varying levels of functionality at which they can participate in the Company's systems, Apollo in North America and Japan and Galileo in the rest of the world. In 1998, approximately 92% of the Company's booking fee revenues were generated from airlines.

     The booking fee structure for airlines varies based upon the location of the subscriber generating the booking. For bookings made in the United States, Canada, Mexico and Japan, the Company charges airlines a fee per transaction and, thereby, earns a separate fee for each booking and for each cancellation. In the rest of the world, the Company charges airlines a booking fee per "net segment." In that case, the Company earns a fee for net bookings (gross bookings less cancellations). Globally, car, hotel and leisure travel vendors are generally charged a fee per net booking. The Company charges premiums for higher levels of functionality selected by the travel vendors. Nearly 100% of the Company's booking fees are billed in U.S. dollars, which limits the Company's market risk exposure to fluctuations in other currencies against the U.S. dollar.

     The Company also offers products to travel agencies and other subscribers that enable them to electronically locate, price, compare and purchase travel vendors' services through the Company's
---------

(1)   See Statement Regarding Forward-Looking Statements on page 20.

systems. By accessing the electronic marketplace created by the Company's systems, the subscriber is able to obtain schedule, availability and pricing information, and purchase travel services from multiple travel vendors for complex travel itineraries. The Company's product and service offerings to travel agencies also facilitate internal business processes such as quality control and operations and financial information management. Increasingly, this includes the integration of products and services from independent parties that complement the Company's core product and service offering.

     Travel agencies access the Company's systems using hardware and software typically provided by the Company or an NDC. The Company and the NDCs also provide technical support and other assistance to the travel agencies. Through the NDCs and the Company's internal sales and marketing organization, the Company has relationships with travel agencies of all sizes throughout the world. Multinational travel agencies constitute an important category of subscribers because of the high volume of business that can be generated through a single relationship. Bookings generated by the Company's five multinational travel agency customers constituted 19.0% of the bookings made through the Company's systems in 1998.

     With the rise in popularity of personal computers, commercial on-line services and other means of Internet access, individual consumers increasingly have the ability to purchase services directly from travel vendors that have electronic distribution capability. The Company has therefore developed or facilitated the use of direct access products for travel vendors and travel agencies to target individual consumers. Among the Company's travel agency customers are a number of firms whose businesses specialize in attracting and servicing customers through the Internet. The Company also provides software products to travel vendors and travel agencies which enable them to distribute directly to their customers.


Electronic Global Distribution Services - Product Distribution

     The Company distributes its products to subscribers primarily through its internal sales and marketing organization and its NDCs. In markets not supported directly by the Company's sales and marketing organization, the Company prefers to use the national distribution company structure, where feasible, in order to take advantage of the NDC's local market knowledge, as well as its travel vendor and subscriber relationships. The NDC is responsible for cultivating the relationship with subscribers in its territory, installing subscribers' computer equipment, maintaining the hardware and software supplied to the subscribers and providing ongoing customer support. The NDC earns a share of the booking fees generated from the NDC's territory, as well as all subscriber fees billed in that marketplace.

     The Company's local sales and marketing groups distribute the Company's products in the United States, Mexico, Canada, Belgium, France, Germany, Spain, Portugal, The Netherlands, Switzerland, Sweden, Finland, Norway, Hong Kong, Singapore, The Philippines, Brazil and Venezuela. Booking made in these countries collectively accounted for approximately 62% of the Company's 1998 bookings.

     Affiliates of certain airline stockholders own the NDCs whose distribution territories cover Austria, Greece, Ireland, Italy, Japan and the United Kingdom. Collectively, these NDCs manage subscriber accounts that generated approximately 21% of the Company's 1998 bookings.

     Associate NDCs, typically own or operated by the national airline of the relevant country or a local travel-related business, accounted for approximately 17% of the Company's booking volume in 1998.

     The Company and its NDCs distribute direct access products such as Corporate Travelpoint, Travelpoint(TM) and Travelpoint.com(TM) to travel agencies for use by their corporate and individual customers. The Company and its NDCs also distribute the Company's products to certain Internet-based travel service providers. The World Wide Web sites of those travel service providers allow individual consumers direct access to the Company's systems and provide the Company with an additional means of generating booking fees.

     The Company has also developed or facilitated the development of branded direct access products for certain airlines (such as United Connection by United Airlines and Air Manager by Austrian Airlines). The Company has adopted this approach in marketing and distributing direct access products that are branded by the sponsoring airline and marketed directly by the airline to its corporate and individual customers. These products provide access to the Company's systems and, therefore, generate booking fees for the Company.


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

     The Company currently provides fares quotation services through its GlobalFares fares quotation system to airlines throughout the world. GlobalFares is used in conjunction with each airline's internal reservation system and provides pricing information which meets the challenges and complexities of real-time fares quotation processing. Currently, over 100 airlines use GlobalFares and the Company plans to continue to market GlobalFares to other airlines.

     The Company also provides internal reservation services to United Airlines. Such services include the display of schedules and availability, the reservation, sale and ticketing of travel services and the display of other travel-related information to United Airlines' airport offices, city ticket offices and reservation centers throughout the world. In addition, the Company provides certain other internal management services to United Airlines and to other airline stockholders. Other internal management services currently include network management, departure control, availability displays, inventory management, database management and systems and software operations.


Technology

     The Company has made significant investments in technology and related equipment. The Company believes that it will benefit from operating economies of scale as its technology is easily expandable and can support incremental volume with minimal additional investment. (1)

     The Company's computer systems provide real-time, high-volume transaction processing and are supported by 21 mainframes with a combined processing capacity of 5,020 MIPS (millions of instructions per second). Additional peripheral hardware provides approximately 16.8 terabytes of disk information storage. The Company's computer systems are operational 24 hours a day, every day of the year. They process, on average, over 195 million requests for information per day. At peak times, the Company processes more than 6,100 messages per second.

     The Company's global communications network provides a fast, resilient and reliable method for travel agencies and travel vendors to access the Company's systems. The Company's sites near Denver and London use a meshed backbone network to provide direct connections from the Company to certain locations in North America and Europe. This backbone network provides automatic rerouting in the event of a circuit failure. In addition to the meshed backbone network, the Company makes extensive use of independent international network service providers to increase its reach into the global market.
---------

(1)   See Statement Regarding Forward-Looking Statements on page 20.

     The Company's data and transaction processing services are dependent on the Company's Data Centre. The Company maintains comprehensive security and backup systems in order to deliver consistent, reliable service to customers. Although the Company believes it has taken sufficient precautions to protect this facility and to achieve network security, a natural or manmade disaster or other calamity that causes significant damage to the facility or the Company's systems would have a material adverse effect on the business, financial condition and results of operations of the Company. (1)


Competition - Electronic Global Distribution Services

     The Company primarily competes against other well-established CRSs to provide electronic global distribution services to the travel industry. The Company's principal competitor in the United States is SABRE, its principal competitor in Europe is Amadeus and its principal competitor in Asia is Abacus. To a lesser extent, the Company also competes, on a regional basis, against Axess, Infini and Topas. Many of these competitors offer products which are similar to the products of the Company.

     Competition to attract and retain travel agency subscribers is intense. In highly competitive markets, the Company and other CRSs offer incentives to travel agency subscribers if certain productivity or booking volume growth targets are achieved. Although expansion of the use of such incentive payments could adversely affect the Company's profitability, the Company's failure to continue to make such incentive payments could result in the loss of some travel agency subscribers. If the Company were to lose a significant portion of its current base of travel agencies to a competing CRS or if the Company were forced to further increase the amounts of such incentive payments significantly, the Company's business, financial condition and results of operations could be materially adversely affected.


Competition - Information Services

     Competition within the information services market is segmented by the type of service offering. Internal reservation services competitors include SABRE, EDS, IBM and British Airways (through Speedwing). Competitors for data center and network outsourcing include IBM, EDS, and niche suppliers such as SABRE and Speedwing.


Relationship With Airline Stockholders

     As of December 31, 1998, the airline stockholders owned, in the aggregate, approximately 64.9% of the Company's outstanding Common Stock. The airline stockholders controlled by United Airlines and KLM Royal Dutch Airlines ("KLM") are the Company's two largest stockholders, owning approximately 31.9% and 10.2% of the outstanding Common Stock, respectively. No other airline stockholder owns more than 10% of the outstanding Common Stock. In addition, Special Voting Preferred Stock allows certain of the airline stockholders to elect a total of seven of the thirteen members of the Company's Board of Directors. The airline stockholder controlled by United Airlines owns three shares of Special Voting Preferred Stock and the airline stockholders controlled by KLM, US Airways, Inc. ("US Airways"), British Airways plc and SAirGroup each own one share, each share entitling its holder thereof (or in certain circumstances, holder's transferee) to elect one director. As to the remaining six directors, the airline stockholders have agreed, pursuant to an agreement with the Company (the "Stockholders' Agreement"), to vote their shares of Common Stock in favor of the election of three independent directors who will be nominated by the Board of Directors and the election of three management directors. As a result, as long
---------

(1)   See Statement Regarding Forward-Looking Statements on page 20.

as the Stockholders' Agreement remains in effect and the airline stockholders own in the aggregate more than 50% of the outstanding Common Stock, the airline stockholders will control the election of the entire Board of Directors.

     At the end of 1998, the sales representation agreements with United Airlines and US Airways, pursuant to which these airlines supplied the sales force for the Company's Apollo brand reservations products to subscribers in the United States and Mexico, were terminated. In an effort to increase focus on the Company's product and service offering, the Company will be assembling its own dedicated sales force in 1999. In 1997, the Company entered into non-competition agreements with each of the airline stockholders which prohibit the airline stockholders and their affiliates from competing with the Company in providing reservation services to neutral travel agencies. However, the non-competition agreements include certain exceptions that permit the airline stockholders and their affiliates to, among other things, provide and market certain reservation services to certain customers of the airline stockholders.

     United Airlines is the largest single travel vendor utilizing the Company's systems, generating revenues that accounted for approximately 18.2% of total revenues in 1998. No other travel vendor accounted for 10% or more of the Company's revenue in 1998.


Industry Regulation

     The Company's business is subject to regulation in the United States, the European Union and Canada. Each jurisdiction's rules are largely based on the same set of core premises: that a CRS must treat all participating airlines equally, whether or not they are owners of the system; that airlines owning CRSs must not discriminate against the CRSs they do not own; and that CRS relationships with travel agencies should not be an impediment to competition from other CRSs or to the provision of services to the traveler. While each jurisdiction has focused on the CRS industry's role in the airline industry, the U.S. CRS Rules and the EC CRS Rules have the greatest impact on the Company because of the volume of business transacted by the Company in the United States and the European Union. Neither jurisdiction currently seeks to regulate CRS relationships with non-airline participants such as hotel and car rental companies, although changes to the EC CRS Rules effective March 15, 1999 allow CRSs to incorporate rail services into CRS displays and such rail services are therefore subject to certain sections of the EC CRS Rules.

     The U.S. CRS Rules, among other things, prohibit a CRS that is owned by an airline or an airline affiliate from entering into contracts with travel agencies that contain exclusivity clauses or that require the agency to maintain a certain percentage of computer terminals or bookings for a particular CRS.

     In several respects, the United States and European Union regulators have reached similar conclusions regarding the appropriate means of ensuring the achievement of the desired results. Both jurisdictions recognize that there is a possibility that subscribers will book flights which appear early on in availability displays, as they may be reluctant to read through all information presented in subsequent displays. Accordingly, both jurisdictions require systems to provide airline displays for travel agencies which are ordered on the basis of neutral principles and that all airlines must be charged the same fees for the same level of participation. The EC CRS Rules go further and require that fees must be reasonably structured and reasonably related to the cost of the service provided and used. Moreover, under EC CRS Rules, airlines have the ability to disallow certain types of bookings, unless they have already been accepted.

     Both the United States and European Union regulators seek to redress the potential that a CRS used for internal reservation purposes would offer a travel agency subscriber superior access to the hosted airline and inferior access to all other airlines. The EC CRS Rules mandate a separation between the internal reservations functionality and the functionality used by travel agencies to provide neutral information, and require annual confirmation of compliance with this rule, among others, by independent auditors. While the U.S. CRS Rules contain several principles outlining the requirement of unbiased displays, the EC CRS

Rules prescribe a specific formula which a CRS must use to order its display of flights. The U.S. CRS Rules also require functional equivalence between the functionality offered to airlines whose internal reservation systems are hosted in CRS and those provided to all other airlines. The EC CRS Rules require the CRS owner airlines to provide the same data, and accept and confirm bookings with equal timeliness in all CRSs, when requested to do so. The U.S. CRS Rules contain no counterpart to the European requirement that subscribers be offered access to the CRS on a nondiscriminatory basis. Although the U.S. CRS Rules extend only to use of CRSs by travel agencies (and do not apply to products distributed directly to corporate travel departments and individual consumers), European and Canadian rules apply to all subscriber uses of CRSs, whether by travel agencies, individuals or corporate travel departments.

     The U.S. CRS Rules are currently under review. Significant changes to the EC CRS Rules were effective March 15, 1999. In addition to the changes affecting rail mentioned above, the most significant changes to the EC CRS Rules are: (i) more restrictive data privacy rules to further limit permissible access to passenger data, (ii) a new requirement to automatically credit an airline for booking fees related to bookings rejected by an airline without any need for subscriber intervention, (iii) the identification of corporate implants must be removed from MIDT products and the Company must offer MIDT products for sale to subscribers both globally and selectively, and to groups of airlines and/or subscribers for common processing, and (iv) effective August 15, 1999, productivity benefits to subscribers must in the future be based upon ticketed segments. The Company does not anticipate that the changes to the EC CRS Rules will have a material impact on its financial results.

     In its historical role as provider of two distinct systems, Apollo in North America and Japan, and Galileo in the rest of the world, the Company has developed familiarity with the requirements and approval procedures of each regulatory jurisdiction, and is experienced in addressing regulatory issues as they arise.


Research & Development

     Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design, testing of product alternatives or construction of prototypes. Research and development costs, excluding amortization of computer software, are expensed as incurred and were approximately $4.8 million, $8.6 million and $8.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the Company invests in companies that offer innovative technical solutions to meet the Company's business needs.


Employees

     The Company believes that its success is due in large part to its employees. The Company strives to hire and retain highly skilled and motivated personnel. As of December 31, 1998, the Company employed approximately 3,000 people. Approximately 72% of the Company's employees are located in the United States and Canada, 24% in Europe and 4% in Latin America and countries throughout the Asia/Pacific region. The Company's employees in Brazil, representing less than 1% of the Company's workforce, are unionized in accordance with local regulations. The Company believes that its relationship with its employees is good.

Executive Officers

     The executive officers of the Company, their positions with the Company and their ages, as of the date of this filing, are as set forth below. There are no family relationships among any directors or officers.

Name                             Age                Position
----                             ---                --------
James E. Barlett                 55    Chairman,      President,     Chief
                                       Executive Officer
Paul H. Bristow                  56    Senior   Vice   President,    Chief
                                       Financial Officer and Treasurer
Lyn Bulman                       39    Senior   Vice   President,    Human
                                       Resources and Corporate Relations
Michael G. Foliot                44    Senior   Vice   President,   Global
                                       Vendor Marketing
Babetta R. Gray                  40    Senior  Vice   President   Customer
                                       Service  Delivery,  General Counsel
                                       and Secretary
James E. Lubinski                43    Senior Vice President,  Information
                                       Services and Operations
David A. Near                    40    Senior Vice  President,  Subscriber
                                       Marketing


     Mr. Barlett has been President and Chief Executive Officer since November 1994 and Chairman since May 1997. Prior to joining the Company, he served as Executive Vice President of Worldwide Operations and Systems of MasterCard International Corporation ("MasterCard") and was a member of the MasterCard International Operations Committee. Prior to his employment at MasterCard, Mr. Barlett served as Executive Vice President of Operations for NBD Bancorp where from 1979 to 1992 he managed the redevelopment of core banking systems and directed the development, implementation and operation of the Cirrus International automated teller switching system and served as Vice Chairman of Cirrus Inc. Mr. Barlett is also a Director of the Company.

     Mr. Bristow has been Senior Vice President and Chief Financial Officer since February 1993 and Treasurer since May 1997. Prior to joining the Company, Mr. Bristow served as financial advisor to various companies in the United Kingdom before which he had spent two years as a member of a buy-in group involved in corporate finance as intermediaries, and as advisors. From 1980 to 1988, he worked for London International Group plc, a listed international consumer products company in London, initially as Division Finance Director and then on the Main Board as Group Finance Director. Prior to 1980, Mr. Bristow worked for ITT in Canada, Norway and Singapore; with Philip Morris in Switzerland and Canada; and with Arthur Andersen & Co. in Canada. Mr. Bistrow is also a Director of the Company.

     Ms. Bulman has been Senior Vice President, Human Resources and Corporate Relations since May 1995. From 1990 to March 1993, she served as Manager of Compensation and Benefits and from April 1993 to May 1995, she served as Director of Human Resources - Europe. Prior to joining the Company, Ms. Bulman held executive positions in the United Kingdom at Dun & Bradstreet Corporation and Fisons (Pharmaceutical Division) plc.

     Mr. Foliot has been Senior Vice President, Global Vendor Marketing since January 1997. In this position, Mr. Foliot is responsible for all airline, car, hotel, leisure, corporate and consumer, and GlobalFares sales and marketing as well as managing all airline stockholder relationships. From 1993 to 1996, he served as Senior Vice President Asia/Pacific and the Americas of the Company. From 1990 to 1993, Mr. Foliot was Vice President and General Manager for all American Express activities in Canada related to corporate card, corporate travel and leisure travel business and prior to that he held various positions with American Express International in Singapore, Indonesia and Korea.

     Ms. Gray has been Senior Vice President, Customer Service Delivery and General Counsel since July 1998, and has been Secretary since May 1997. In this position, Ms. Gray is responsible for ensuring that the Company's products are backed by high quality service offerings that are valued by its customers.

Prior to that she was Senior Vice President, Legal and General Counsel since March 1996, Vice President, Legal and General Counsel since September 1995 and joined the Company as Senior Counsel in April 1990. Before joining the Company, Ms. Gray was Counsel for Reebok International Ltd. from 1989 to 1990 and an associate with the Boston law firm of Foley Hoag & Eliot from 1984 through 1988. Ms. Gray is also a Director of the Company.

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

     Mr. Near has been Senior Vice President, Subscriber Marketing since January 1997. In this position, Mr. Near is responsible for all subscriber marketing, including the Company's relationships with its various NDCs. Prior to assuming these responsibilities, Mr. Near served as Senior Vice President of Intuitive Products and Interactive Services and as Director of Car, Hotel, Leisure and Advertising Product Management for the Company and Covia Partnership. Prior to joining the Company in 1987, Mr. Near held a number of management positions at United Airlines and B.F. Goodrich.


ITEM 2.  PROPERTIES

     The Company's principal executive offices are located in Rosemont, Illinois, a suburb of Chicago, where the Company leases approximately 120,000 square feet of office space pursuant to a lease that expires in the year 2000. The Company's Data Centre is located in Englewood, Colorado, a suburb of Denver, in two adjacent buildings owned by the Company. The Data Centre contains approximately 236,000 square feet of space, including approximately 130,000 square feet of raised floor computer room space. The Company also leases and owns office space in various other worldwide locations, including development and marketing offices located in or near Denver, London and Hong Kong. See note 7 to the Company's consolidated financial statements, located elsewhere herein, regarding closure of the development and marketing offices located near London. The Company believes that its offices and Data Centre are adequate for its immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion. (1)


ITEM 3.  LEGAL PROCEEDINGS

     In the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, it was reported that on September 8, 1997, The Galileo Company, the Company's United Kingdom subsidiary, had instituted proceedings against Weir Systems Ltd ("Weir") in the High Court of Justice, Queen's Bench Division, London, England, seeking damages and other relief in respect of certain computer software and services supplied by Weir, and that on January 30, 1998, Weir served on The Galileo Company a Defense and Counterclaim. Weir's Counterclaim sought damages and other relief totaling approximately $46.5 million, plus interest. The Company vigorously pursued its claim and defended the Counterclaim made against it. The Galileo Company and Weir have now agreed terms of settlement and, by a Consent Order dated December 17, 1998, it was ordered that all further proceedings be stayed.
---------

(1)   See Statement Regarding Forward-Looking Statements on page 20.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company's Common Stock, $.01 par value, began trading on the New York Stock Exchange under the symbol "GLC" in July 1997. The following table sets forth, for the quarters indicated, the range of high and low closing sale prices for the Company's Common Stock on the New York Stock Exchange and the dividends declared.

                              Market Price                       Dividends
      Quarter                     High             Low           Declared
      -------                 ------------         ---           ---------

      1998
           Fourth             $   43   1/2     $  28   3/4         $ 0.075
           Third                  45  7/16        31   3/4           0.075
           Second                 45  1/16        35   1/2           0.075
           First                  39   1/2        26  3/16           0.060
                                                                   -------
                Total                                              $ 0.285
                                                                   =======


      1997
           Fourth             $   29   1/4     $  23   3/8         $ 0.060
           Third                  27 15/16        25  1/16               -
                                                                   -------
                Total                                              $ 0.060
                                                                   =======


On March 17, 1999, the Company's stock was held by approximately 230 holders of record.

Dividend Policy

     Although the Company expects to reinvest a substantial portion of its earnings in its business, the Company currently intends to continue to pay regular quarterly cash dividends. However, the declaration and payment of dividends, as well as the amount thereof, are subject to the discretion of the Board of Directors of the Company and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. There can be no assurance that the Company will declare and pay any future dividends. (1)
---------

(1)   See Statement Regarding Forward-Looking Statements on page 20.

ITEM 6.  SELECTED FINANCIAL DATA

                                                            Year Ended December 31,
                                                            -----------------------
                                               1998 (1)   1997 (2)     1996       1995       1994
                                               --------   --------   --------    -------    -------
                                                       (In millions, except share data)

Income Statement Data:
Revenues                                      $ 1,480.8  $ 1,256.1  $ 1,088.3    $ 966.4    $ 813.8
Operating income                                  331.6      211.5      175.4      140.3       69.3
Income before income taxes                        325.5      205.6      167.1      123.7       53.2
Income taxes                                      129.9       44.0        1.9        2.6        4.4
Net income                                        195.6      161.6      165.2      121.1       48.8
Pro forma net income (3)                              -      123.4      100.3       74.2       31.9
Basic earnings per common share                    1.87          -          -          -          -
Pro forma basic earnings per common share (3)         -       1.30       1.14       0.84       0.36
Diluted earnings per common share                  1.86          -          -          -          -
Pro forma diluted earnings per common share (3)       -       1.30       1.14       0.84       0.36
Dividends per common share                        0.285       0.06          -          -          -

Balance Sheet Data:
Current assets                                  $ 243.5    $ 224.3    $ 240.8    $ 187.3    $ 133.8
Total assets                                    1,291.1    1,268.5      599.9      569.0      555.5
Current liabilities                               231.8      201.4      199.6      227.6      191.5
Long-term debt                                     69.5      250.0       70.0      134.2      239.8
Other long-term obligations                       147.1      133.4       74.9       77.6       84.7
Partners' capital                                     -          -      255.4      129.6       39.5
Stockholders' equity                              842.6      683.7          -          -          -

Other Data:
Operating income as a
     percentage of revenue                        22.4%      16.8%      16.1%      14.5%       8.5%
Reservations booked using the
     Company's CRS systems  (4)                   345.7      336.1      316.1      285.4      255.0
Net cash provided by operating activities       $ 379.1    $ 324.7    $ 214.1    $ 172.6    $ 135.8
Capital expenditures  (5)                          98.7       65.9       40.0       64.5       33.2


(1)For the year ended December 31, 1998, operating expenses include $26.4 million ($15.9 million after tax) of special charges related to the realignment of the Company's operations in the United Kingdom and $13.4 million ($8.1 million after tax) in gains related to settlements of contractual disputes from prior years.

(2)Effective July 30, 1997, Galileo International Partnership merged into a wholly owned limited liability company subsidiary of Galileo International, Inc. (the "Merger"), the Company effected an initial public offering of its Common Stock (the "Offering"), and the Company incurred debt related to the purchase of three national distribution companies.

   For the year ended December 31, 1997, the results of the acquired NDCs have been consolidated with those of the Company from the date of each acquisition. 1997 operating expenses include $20.1 million ($12.1 million after tax) of special charges related to the integration of the acquired NDCs and a $15.3 million nonrecurring charge to reflect the establishment of initial deferred tax assets and liabilities. No provision for U.S. federal and state income taxes was recorded prior to July 30, 1997 as such liability was the responsibility of the partners of Galileo International Partnership, rather than of the Company.

(3)As a result of the Merger and the Offering, pro forma net income and pro forma basic and diluted earnings per share data are calculated as though: (i) partners' capital was converted into 88,000,000 shares of Common Stock for all periods presented and the 16,799,700 shares issued to the public were outstanding from July 30, 1997, and (ii) the Company had operated in a corporate form for all periods presented and accordingly was subject to federal and state income taxes.

(4)Transactions in respect of bookings made in the United States, Canada, Mexico and Japan have been converted to a net segment basis. Bookings made in the rest of the world are reported on a net segment basis.

(5)Capital expenditures include purchases of property and equipment and purchases of computer software. In addition, the capitalization of internally developed computer software was $14.2 million, $21.2 million, $21.6 million, $24.5 million, and $25.7 million for the years ended December 31, 1998, 1997, 1996, 1995, and 1994, respectively.


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

     The Company generates most of its revenues from the provision of electronic global distribution services. Booking fees are the primary source of this revenue and are charged to travel vendors for reservations made through the Company's systems. Booking fees depend on several factors, including the type of reservation booked (primarily air, car rental or hotel), the location of the booking and the level of travel vendor participation in the Company's systems. In addition to booking fees and related premiums paid by travel vendors, subscribers generally pay fees for hardware, software and certain services. Such fees are often discounted or waived for travel agency subscribers, depending upon the level of bookings generated by the travel agency. In highly competitive markets, the Company often makes incentive payments to travel agency subscribers that achieve defined productivity or booking volume growth objectives.

     The Company also provides information services to airlines, including certain of its airline stockholders. The Company currently provides fares quotation services, internal reservation services, other internal management services and software development services to such airlines.

     The Company's expenses consist primarily of local sales, marketing and customer service costs, commissions paid to national distribution companies ("NDCs"), costs associated with the operation of the Company's Data Centre and wages and benefits payable to employees of the Company. Substantially all of the Company's expenses are denominated and paid in U.S. dollars, with the exception of operating expenses incurred outside of the United States. Costs of operations shown on the Company's statements of income consist primarily of the costs of operating the Data Centre (including wages and benefits of Data Centre and other technical services personnel, and hardware, software and communications costs). Commissions, selling and administrative expenses shown on the Company's statements of income consist primarily of commissions payable to NDCs and other costs of the Company's selling and administrative functions.

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

     During 1998, the Company acquired a Florida-based airline information systems company, S. D. Shepherd Systems, Inc. (the "Shepherd Systems Acquisition") and two national distribution companies: Galileo Nordiska AB (the "Nordiska Acquisition") and Galileo Canada Distributions Systems, Inc. ("Galileo Canada"), (the "Canada Acquisition"). The Company also recorded a nonrecurring charge to operating expenses of $26.4 million ($15.9 million after tax) related to a strategic realignment of the Company's operations in the United Kingdom. This special charge consisted of $15.0 million in severance-related costs and $11.4 million in costs related to disposition of the current United Kingdom facilities.

     During 1997, the Company acquired three national distribution companies (the "NDC Acquisitions"): Apollo Travel Services Partnership ("ATS"), Traviswiss AG ("Traviswiss") and Galileo Nederland BV ("Galileo Nederland"). In connection with the NDC Acquisitions, the Company recorded a nonrecurring charge to operating expenses of $20.1 million ($12.1 million after tax) related to the integration of the Company and its acquired NDCs. This special charge consisted of $12.3 million in severance-related costs and $7.8 million of other integration costs, principally related to duplicate facilities.

     In connection with the NDC Acquisitions in 1997 and the Canada Acquisition in 1998, the Company has entered into agreements for the provision of certain marketing services (the "Services Agreements") with the sellers (or affiliates of such sellers) of ATS, Traviswiss, Galileo Nederland and Galileo Canada whereby such sellers (or such affiliates) will provide services to the Company related to growing the respective business operations of the acquired NDCs.


1998 Compared to 1997

     Revenues. The Company generates its revenue from the provision of electronic global distribution services and information services. During the year ended December 31, 1998, the Company generated approximately 90.7% of its revenue from electronic global distribution services and approximately 9.3% of its revenue from information services. The following table summarizes 1998 revenues and 1997 pro forma revenues (as if the NDC Acquisitions had occurred on January 1, 1997) for electronic global distribution services by geographic location as a percentage of total revenues and summarizes total booking volumes for each of the periods indicated:


                                    1998                    1997
                                    ----                    ----
Percentage of Revenue
---------------------
U.S. Market (1)                     43.8 %                  46.2 %
All Other Markets (1)               56.2                    53.8
                                   -----                   -----
                                   100.0 %                 100.0 %
                                   =====                   =====


Worldwide Bookings
------------------
(in millions)
U.S. Market: (1)
     Air                           131.4                   135.8
     Car/Hotel/Leisure              22.6                    21.4
                                   -----                   -----
                                   154.0                   157.2
All Other Markets: (1)
     Air                           186.0                   173.8
     Car/Hotel/Leisure               5.7                     5.1
                                   -----                   -----
                                   191.7                   178.9
                                   -----                   -----
Total Worldwide Bookings           345.7                   336.1
                                   =====                   =====

---------

(1)The location of the travel agent making the booking determines the geographic region credited with the related revenues and bookings.


     Revenues increased $224.7 million, or 17.9%, to $1,480.8 million for the year ended December 31, 1998 from $1,256.1 million for the year ended December 31, 1997. The 1998 revenues include the impact of the acquired NDCs whereas 1997 revenues, prior to the NDC Acquisitions, represent Galileo International Partnership revenues. Assuming the NDC Acquisitions occurred on January 1, 1997, revenues for the year ended December 31, 1997, on a pro forma basis, would have increased $95.4 million ($40.7 million increase in electronic global distribution services and $54.7 million increase in information services) representing primarily revenue from subscribers for hardware, software and other services and revenue from airlines for information services performed. Comparing 1998 to pro forma 1997, revenues increased $129.3 million, or 9.6%, to $1,480.8 million for the year ended December 31, 1998 from $1,351.5 million in pro forma revenues for the year ended December 31, 1997.

     Growth in 1998 versus 1997 pro forma electronic global distribution services revenues resulted primarily from an increase in airline booking volumes of 2.5% and an increase in car, hotel and leisure booking volumes of 6.6% during the year ended December 31, 1998 as compared to the year ended December 31, 1997. Total international booking volumes increased 7.2% for the year, while U.S. booking volumes declined 2.1% over the same period last year. Reported U.S. bookings declined due to a new fee structure the Company introduced in North America in March 1998 that only charges airline vendors for passive bookings that are ticketed. The Company reports only those bookings for which it receives a fee. Excluding passive airline bookings, growth in active bookings for the year was 1.3% in the United States. The increase in international booking volumes for the year was driven by strong growth in Europe, the

Middle East, Southeast Asia and Africa. An air booking fee price increase that went into effect March 1, 1998 and other yield improvements also contributed to the revenue growth during the year.

     Cost of Operations. Cost of operations expenses increased $183.0 million, or 47.5%, to $568.3 million for the year ended December 31, 1998 from $385.3 million for the year ended December 31, 1997. 1998 expenses include the impact of the 1997 NDC Acquisitions as well as the impact of the 1998 Canada Acquisition and Nordiska Acquisition from the date of each acquisition. 1997 expenses, prior to the NDC Acquisitions, represent Galileo International Partnership expenses. Additionally, in conjunction with the NDC Acquisitions, Nordiska Acquisition, Canada Acquisition and the Shepherd Systems Acquisition, the Company records the amortization of the excess of the cost of these acquisitions over the fair value of the net assets acquired and the amortization of other intangibles acquired. Assuming the 1997 NDC Acquisitions occurred on January 1, 1997, pro forma cost of operations for the year ended December 31, 1997 would have increased $156.6 million to $541.9 million. This increase is caused by additional operating expenses that were partially offset by lower commissions as the Company no longer pays commissions, but instead incurs the direct costs of distributing its products in these markets. The additional operating expenses represent principally the wages, maintenance, communication costs and depreciation of the acquired NDCs.

     Comparing 1998 to pro forma 1997, cost of operations expenses increased $26.4 million, or 4.9%, to $568.3 million for the year ended December 31, 1998 from $541.9 million in pro forma expenses for the year ended December 31, 1997. As a result of the Canada Acquisition and Nordiska Acquisition, cost of operations expenses increased $14.3 million as the Company incurred the direct costs of operating in these markets since the date of each acquisition. The remaining increase was primarily attributable to higher wages for technical personnel, increased communication costs due to market expansion and increased maintenance costs for subscriber equipment at agency locations, partially offset by a reduction in network services provided to an airline vendor. Subsequent to the NDC Acquisitions, Nordiska Acquisition and Canada Acquisition, cost of operations expense growth was lower than revenue growth due to management's continued focus on operating efficiency and savings realized from the integration of the acquired NDCs. The Company continues to take advantage of decreasing technology costs on Data Centre equipment and has negotiated favorable supplier contracts for subscriber equipment.

     Commissions, Selling and Administrative Expenses. Commissions, selling and administrative expenses decreased $84.7 million, or 13.2%, to $554.5 million for the year ended December 31, 1998 from $639.2 million for the year ended December 31, 1997. NDC commissions and subscriber incentive payments decreased $128.2 million, or 26.1%, to $363.6 million for the year ended December 31, 1998 from $491.8 million for the year ended December 31, 1997. The increase in electronic global distribution services revenues resulted in increased commissions to NDCs which was more than offset by the elimination of commissions paid to the acquired NDCs as, subsequent to these acquisitions, the Company no longer pays commissions but instead incurs the direct cost of operating in these markets. NDC commissions are generally based on a percentage of booking revenues and have, therefore, grown at a rate consistent with the growth in booking fees by country. Incentive payments, which are provided to subscribers in order to maintain and expand the Company's travel agency customer base, increased significantly in 1998 due to the initiation of new deals with multi-national accounts as well as the impact of payments to subscribers previously borne by the acquired NDCs.

     Remaining commissions, selling and administrative expenses increased primarily because 1998 expenses include the impact of the NDC Acquisitions whereas 1997 expenses, prior to these acquisitions, represent Galileo International Partnership expenses. In addition, the Canada Acquisition and Nordiska Acquisition, accruals for estimated payments under the Services Agreements and a new employee profit sharing program resulted in increased expenses, which were partially offset by $13.4 million in favorable settlements of contractual disputes from prior years.

     Special Charges. The Company recorded special charges of $26.4 million during the year ended December 31, 1998 related to a strategic realignment of the Company's operations in the United Kingdom.

Special charges include severance provisions of $15.0 million and $11.4 million in costs related to disposition of the current United Kingdom facilities.

     The Company recorded special charges of $20.1 million during the year ended December 31, 1997 related to the integration of the acquired NDCs into the Company's operations. Special charges were comprised primarily of $12.3 million in severance costs related to termination of employees and $7.8 million of other integration costs, principally related to duplicate facilities.

     Other Income (Expense), Net. Other income (expense), net includes interest expense net of interest income, and foreign exchange gains or losses. Other income (expense), net increased $0.2 million, to $6.1 million expense, net for the year ended December 31, 1998 from $5.9 million expense, net for the year ended December 31, 1997. This increase was primarily the result of lower interest income arising from lower average cash and cash equivalents.

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

     Net Income. Net income was $195.6 million for the year ended December 31, 1998. Net income was $161.6 million for the year ended December 31, 1997. Net income in 1998 reflects the recognition of U.S. federal and state income taxes for the entire year.


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

     Operating Expenses. Operating expenses increased $131.7 million, or 14.4%, to $1,044.6 million for the year ended December 31, 1997 from $912.9 million for the year ended December 31, 1996. Excluding $20.1 million in special charges related to the integration of the acquired NDCs into the Company's operations, operating expenses increased $111.6 million, or 12.2%, to $1,024.5 million for the year ended December 31, 1997 from $912.9 million for the year ended December 31, 1996. The NDC Acquisitions resulted in additional operating expenses which were partially offset by lower commissions as the Company no longer pays commissions, but instead incurs the direct costs of distributing its products in these markets.

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


Liquidity and Capital Resources

     Cash and cash equivalents totaled $9.8 million and working capital totaled $11.7 million at December 31, 1998. At December 31, 1997, cash and cash equivalents totaled $19.4 million and working capital totaled $22.9 million. Cash and cash equivalents decreased by $9.6 million as the Company carefully monitors cash requirements and utilizes excess cash generated by operations to pay down outstanding debt, pay dividends to its stockholders and repurchase shares of its Common Stock.

     Cash flow used in investing activities, other than NDC acquisitions, principally relates to purchases of mainframe data processing and network equipment and purchases of computer equipment provided to the Company's travel agency subscribers. Capital expenditures, excluding the capitalization of internally developed software, were $98.7 million for the year ended December 31, 1998 compared to $65.9 million for the year ended December 31, 1997. In 1998, the Company also invested in three companies that offer innovative technical solutions that support the Company's business needs. These investments, totaling $21.8 million, included the Shepherd System Acquisition and minority interests in two other technology companies.

     Cash flow used in financing activities includes net repayments of $180.6 million under credit agreements, $29.9 million in dividends paid to stockholders and $6.8 million in repurchases of the Company's Common Stock. On June 5, 1998, the Company incurred additional borrowings of $34.4 million under a five-year term loan agreement, which were used to fund the acquisition of Galileo Canada. As of December 31, 1998, $69.5 million of debt was outstanding.

     The Company expects that future cash requirements will principally be for capital expenditures, repayments of indebtedness, acquisitions of additional NDCs and other potential acquisitions that are aligned with the Company's strategic direction. The Company believes that cash generated by operating activities will be sufficient to fund its future cash requirements, except that significant acquisitions may require additional borrowings or other financing alternatives. (1)

     In connection with the NDC Acquisitions and the Canada Acquisition, the Company has entered into Services Agreements for the provision of certain marketing services with the sellers (or affiliates of such sellers) of ATS, Traviswiss, Galileo Nederland and Galileo Canada whereby such sellers (or such affiliates) will provide services to the Company related to growing the respective business operations of the acquired NDCs. Pursuant to the Services Agreements, the Company will be required to pay the sellers (or such affiliates of the sellers) of ATS, Traviswiss, Galileo Nederland and Galileo Canada fees of up to $200.0 million, $6.8 million, $4.7 million and $20.5 million (each on a present value basis as of the date of the
---------

(1)   See Statement Regarding Forward-Looking Statements on page 20.

agreements), respectively, in the sixth year (eighth year for a portion of Galileo Canada) following the acquisitions, contingent upon improvements in the Company's airline booking fee revenue in the sellers' respective territories over the five-year period following each acquisition, as measured by the annual price increase rate and over the five-year period (seven-year period in the case of Galileo Canada) following each acquisition, as measured by the annual air segment growth rate. The Company has reviewed and, to the extent deemed appropriate, established accruals for these payments based on an evaluation of the likelihood that the revenue goals required under the terms of these agreements will be met. As of December 31, 1998, accruals totaling $9.3 million have been recorded and are reflected in the accompanying consolidated balance sheet.

     In addition to reinvesting a substantial portion of earnings in its business, the Company currently intends to pay regular quarterly dividends and to repurchase additional shares of its Common Stock. The declaration and payment of future dividends, as well as the amount thereof, and the amount of future repurchases of its Common Stock are subject to the discretion of the Board of Directors of the Company and will depend upon the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. There can be no assurance that the Company will declare and pay any future dividends or repurchase shares of its Common Stock. (1)
---------

(1)   See Statement Regarding Forward-Looking Statements on page 20.

Statement Regarding Forward-Looking Statements

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

     Risks associated with the Company's forward-looking statements include, but are not limited to: risks related to the loss and inability to replace the bookings generated by one or more of its five largest travel agency customers; risks associated with the competition and technological innovation by competitors, which could require the Company to reduce prices, to change billing practices, to increase spending or marketing or product development or otherwise to take actions that might adversely affect its operations or earnings; risks associated with industry consolidation, including strategic alliances, in the CRS industry; risks of the Company's sensitivity to general economic conditions and events that affect airline travel and the airlines that participate in the Company's Apollo and Galileo systems; risks that may adversely affect the Company's relationships and agreements with its airline stockholders, including United Airlines and its affiliates; risks relating to the Company's investment in technology, including the ability of the Company to timely develop and achieve market acceptance of new products, or to achieve Year 2000 compliance in a timely and cost-effective manner; risks associated with the Company's international operations and expansion into developing and new CRS markets, governmental approvals, trade and tariff barriers, and political risks; risks of new or different legal or regulatory requirements governing the CRS industry; risks associated with the integration of acquired businesses, including the amount and timing of cost savings and synergies that may be achieved; and risks of a natural disaster or other calamity that may cause significant damage to the Company's Data Centre facility.

Quarterly Comparisons

     The following tables set forth an unaudited summary of quarterly financial data (in thousands, except share data). This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, reflects all adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for a full fiscal year.

     The Company experiences a seasonal pattern in its operating results, with the fourth quarter typically having the lowest total revenues and operating income due to early bookings by customers for holiday travel and due to a decrease in business travel during the holiday season. In addition, 1998 fourth quarter operating expenses include special charges of $26.4 million ($15.9 million after tax) related to a strategic realignment of the Company's operations in the United Kingdom and 1997 third quarter operating expenses include special charges of $20.1 million ($12.1 million after tax) related to the integration of the Company and its acquired NDCs.

                                                           1998
                                                           ----
                                          First      Second      Third      Fourth
                                         Quarter     Quarter    Quarter    Quarter
                                         --------    --------   --------   --------
Total revenues                           $377,010    $380,637   $377,461   $345,710
Operating expenses                        270,731     288,695    291,130    298,684
Operating income                          106,279      91,942     86,331     47,026
Net income                                 62,303      53,951     51,131     28,229
Basic earnings per share                     0.59        0.51       0.49       0.27
Diluted earnings per share                   0.59        0.51       0.49       0.27

                                                         1997 (1)
                                                         --------
                                          First      Second      Third      Fourth
                                         Quarter     Quarter    Quarter    Quarter
                                         --------    --------   --------   --------
Total revenues                           $307,646    $307,200   $327,655   $313,602
Operating expenses                        241,335     253,634    276,490    273,114
Operating income                           66,311      53,566     51,165     40,488
Pro forma net income (2)                   39,397      32,386     29,263     22,322
Pro forma basic earnings per share (2)       0.44        0.36       0.29       0.21
Pro forma diluted earnings per share (2)     0.44        0.36       0.29       0.21

---------

(1)Represents Galileo International Partnership through July 30, 1997 and Galileo International, Inc. subsequent to July 30, 1997.

(2)Pro forma net income and basic and diluted earnings per share data for 1997 are calculated as though: (i) the partners' capital was converted in the Merger into 88,000,000 shares of Common Stock as of January 1, 1997 and the 16,799,700 shares issued to the public were outstanding from July 30, 1997, and (ii) the Company had operated in a corporate form effective January 1, 1997 and accordingly was subject to federal and state income taxes.

Effect of Recently Issued Accounting Pronouncements

     The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which is required to be adopted for financial statements issued for the fiscal year ending December 31, 2000. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Management believes that adoption of Statement 133 will not have a material impact on the Company's financial statements.


Year 2000 (1)

     The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs or systems of the Company or the Company's vendors and suppliers that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000.

     Beginning in September 1995, the Company implemented a program designed to help ensure that all hardware and software used in connection with the Company's business, including the Company's software products, will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without producing inaccurate results related to such dates. An internal analysis of the Company's hardware and software has led the Company to conclude that the majority of the Company's systems have been engineered to be Year 2000 compliant and should provide a seamless transition to the Year 2000. In addition, the Company has consulted outside experts, including attorneys and independent auditors, regarding its Year 2000 plans.

     The Company electronically exchanges information with the computer systems of the Company's vendors and suppliers, including air, car, hotel and tour vendors. The Company uses standardized travel industry interchange formats to electronically exchange information with many of such vendors and suppliers. Many of these formats did not require modification in order to be Year 2000 compliant. Where required, modifications to these formats have been completed. The Company's GlobalFares system began successfully processing airline fares with Year 2000 dates in July 1998. In addition, the investigation and assessment of the Company's network systems is complete and remediation for such systems is in progress and on-track for completion during the third quarter of 1999. The Company has completed remediation planning for the Company's travel agency-based software and began distribution of Year 2000 upgrades for operating systems and package installation systems used in connection with the Company's travel agency-based software during the third quarter of 1998. The Year 2000 remediation of the Company's travel agency-based software addresses aesthetic modifications only and is not essential for the reservation booking and ticketing capability of these products. The Company will continue to work with its NDCs to distribute and install, where necessary, upgrades to PC hardware and software either on a normal maintenance cycle where it exists, or a separate implementation plan where it does not exist.

     Remediation activities related to the Company's mainframe computer systems, which include the Company's Apollo and Galileo CRSs, were completed on schedule in 1998. The Company's Apollo and Galileo systems successfully processed the first Year 2000 airline reservation bookings on January 3, 1999 and February 4, 1999, respectively, with airlines which support Year 2000 in their systems. Non-mainframe activities are on track for completion before the third quarter of 1999.

     Embedded systems are not an integral component in the Company's primary business or operations. Nevertheless, the Company has identified and validated as compliant or, where necessary, is in the process
---------

(1)  See  Statement  Regarding   Forward-Looking   Statements  on  page  20.

of remediating embedded systems in certain of the Company's facilities and environmental systems. The Company does not anticipate any material adverse impact to its business or operations related to Year 2000 performance of embedded systems.

     As an electronic global distribution system, the Company's products are dependent upon data provided by its air, car, hotel and tour vendor customers and other suppliers of data. The Company is also dependent on critical service providers, such as telecommunications firms for worldwide product distribution. The Company is continuing to assess Year 2000 issues arising from its relationships with third parties, including its NDCs, to determine the extent to which the Company's interface systems are vulnerable to failure by such parties to remediate their own Year 2000-sensitive systems. The Company has requested Year 2000 compliance status information from all of its vendor customers, critical other suppliers of data and its NDCs. The Company continues to work closely with its NDCs to provide assistance to meet their Year 2000 challenges. While many of these third parties have reported that they are not finding significant problems in their own systems, there can be no guarantee that the systems of these third parties will be made Year 2000 compliant in a timely manner. Vendor customers, service providers and NDCs continue to participate with the Company in Year 2000 testing.

     The  Company  completed  contingency  plans for its  mainframe  systems  on schedule in 1998 and anticipates that the contingency plans for non-mainframe systems will be complete prior to the third quarter of 1999. The Company will continue to review and revise contingency plans to address possible Year 2000 failures of its internal systems and business processes or those of vendor customers, critical service suppliers, other suppliers of data and its NDCs, on whose systems the Company is dependent. The Company's contingency plans identify the interruption of local services provided by third parties, such as telecommunication firms and power supply companies, as the events which would be most likely to occur. However, should a problem occur, it would generally be localized and the Company does not anticipate that it would have a material adverse effect on the Company's business, financial condition or results of operations. The Company's contingency planning involved risk assessment for all of the Company's business functions and operating and staff departments, including the identification of assumptions and dependencies. The contingency plans for each business function and operating and staff department provide for proactive preparation for Year 2000 challenges, checklists of activities to perform for validation of possible failures and reactive planning to address any actual Year 2000 failures. The contingency plans also address on-site staff coverage on January 1, 2000 for all operating and staff departments, and include support personnel from the Company's critical hardware and software suppliers.

     The interruption of services provided by critical service providers, such as telecommunications firms and power supply companies, due to their own Year 2000 difficulties, could have a material adverse effect on the Company's business and operations. With respect to bookings for travel after January 1, 2000, any failure on the part of the Company, its vendor customers, other suppliers of data or NDCs to ensure that their systems are Year 2000 compliant, regardless of when such bookings occur, could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

     The Company incurred $8.0 million of expenses in 1998 and $4.4 million of expenses in 1997 related to Year 2000 remediation. The Company expects future expenditures to total approximately $9.0 million. All of such costs are expected to be expensed as incurred. Further, the Company expects to incur additional costs after 1999 to remediate and replace less critical software applications and embedded systems, however, such expenses are not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

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


New European Currency

     In January 1999, certain European countries introduced a new currency unit called the "euro". The Company planned, developed and successfully implemented a project to ensure that hardware and software systems operated or licensed in the Company's business, including systems provided to its travel agency subscribers and its vendor customers, are designed to properly process reservations in the euro currency. The Company completed the necessary development and successfully issued tickets in the new single currency on the first official trading day, January 4, 1999. The Company estimates that the introduction of the euro, including the total costs for the euro project, will not have a material effect on the Company's business, financial condition, and results of operations. (1)


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Certain of the Company's  expenses are subject to  fluctuations in currency values and interest rates. The Company addresses these risks through a controlled program of risk management that includes the use of derivative financial instruments. To some degree, the Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but management does not expect any counterparties to fail to meet their obligations given their high credit ratings. (1) The Company does not hold or issue financial instruments for trading purposes.

     As discussed in the notes to consolidated financial statements, the Company enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of its United Kingdom and Canadian operations. At December 31, 1998, the Company had entered into foreign exchange forward contracts which provide for purchases of GBP 11.5 million and CAD 20.0 million at various dates throughout 1999. At December 31, 1998 and 1997, the notional principal amounts of outstanding forward contracts were $31.3 million and $62.4 million, respectively. The fair value of outstanding forward contracts at December 31, 1998 and 1997 was $0.8 million and $1.4 million, respectively.

     The Company has also entered into interest rate swap agreements to convert portions of its variable rate debt to fixed rate. The Company accounts for its interest rate swap agreements as a hedge of its interest rate exposure. At
December 31, 1998 and 1997, the Company had outstanding interest rate swap agreements having a total notional value of $34.4 million and $89.0 million, respectively, with fixed interest rates averaging 5.87% and 5.03%, respectively. The fair value of outstanding swap agreements at December 31, 1998 and 1997 was $(1.0) million and $0.5 million, respectively.
---------

(1)   See Statement Regarding Forward-Looking Statements on page 20.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                  PAGE
                                                                  ----
 Financial Statements of Galileo International, Inc.
 (Formerly Galileo International Partnership through July 30,
 1997)

   Independent Auditors' Report                                     26

   Consolidated Balance Sheets as of December 31, 1998 and 1997     27

   Consolidated Statements of Income for the years ended
   December 31, 1998, 1997 and 1996                                 29

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996                                 30

   Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 1998, 1997 and 1996                     31

 Notes to Consolidated Financial Statements                         32

                          Independent Auditors' Report

The Board of Directors
Galileo International, Inc.:

We have audited the accompanying consolidated balance sheets of Galileo International, Inc. and subsidiaries (the "Company"), formerly Galileo International Partnership through July 30, 1997, as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ending December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Galileo International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                    KPMG LLP




Chicago, Illinois
February 1, 1999

                           GALILEO INTERNATIONAL, INC.
       (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                      December 31,
                                                               --------------------------
                                                                   1998           1997
                                                                   ----           ----
                         ASSETS
                         ------
Current assets:
    Cash and cash equivalents                                      $ 9,828       $ 19,367
    Accounts receivable:
      Trade receivables and others                                 159,225        154,263
      Due from affiliates                                           32,380         33,156
                                                               -----------    -----------
                                                                   191,605        187,419
      Less allowances                                               13,747         22,012
                                                               -----------    -----------
    Net accounts receivable                                        177,858        165,407
    Deferred tax asset                                              31,885         19,167
    Prepaid expenses                                                11,711          9,643
    Other current assets                                            12,245         10,691
                                                               -----------    -----------
      Total current assets                                         243,527        224,275
Property and equipment, at cost:
    Land                                                             6,470          6,470
    Buildings and improvements                                      77,210         74,038
    Equipment                                                      392,299        330,112
                                                               -----------    -----------
                                                                   475,979        410,620
    Less accumulated depreciation                                  281,010        221,439
                                                               -----------    -----------
Net property and equipment                                         194,969        189,181
Computer software, at cost                                         413,212        420,458
    Less accumulated amortization                                  223,965        195,883
                                                                 ---------    -----------
Net computer software                                              189,247        224,575
Intangible assets, at cost:
    Customer list                                                  405,600        405,600
    Goodwill                                                       197,676        158,446
    Other                                                           56,535         56,500
                                                                ----------    -----------
                                                                   659,811        620,546
    Less accumulated amortization                                   50,005         14,359
                                                               -----------    -----------
Net intangible assets                                              609,806        606,187
Other noncurrent assets                                             53,531         24,279
                                                               -----------    -----------
                                                               $ 1,291,080    $ 1,268,497
                                                               ===========    ===========

                                     (Continued)

            See accompanying notes to consolidated financial statements.

                           GALILEO INTERNATIONAL, INC.
       (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                     CONSOLIDATED BALANCE SHEETS (continued)
                        (in thousands, except share data)


                                                                      December 31,
                                                               --------------------------
                                                                  1998            1997
                                                                  ----            ----
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
    Accounts payable:
      Trade payables and other                                    $ 30,876       $ 49,649
      Due to affiliates                                             16,025          7,305
                                                               -----------    -----------
                                                                    46,901         56,954
    Accrued commissions                                             32,424         31,175
    Accrued restructuring costs                                     29,457         13,786
    Accrued compensation and benefits                               24,584         15,077
    Income taxes payable                                            11,873          1,721
    Other accrued taxes                                             14,580         12,724
    Other accrued liabilities                                       66,031         62,008
    Capital lease obligations, current portion                       5,976          7,918
                                                               -----------    -----------
      Total current liabilities                                    231,826        201,363
Pension and postretirement benefits                                 55,982         44,399
Deferred tax liability                                              25,404         19,618
Other noncurrent liabilities                                        42,969         41,645
Capital lease obligations, less current portion                     22,752         27,776
Long-term debt                                                      69,520        250,000
                                                               -----------    -----------
Total liabilities                                                  448,453        584,801
Stockholders' equity:
    Special voting preferred stock:  $.01 par value;
      7 shares authorized; 7 shares issued and
      outstanding                                                      ---            ---
    Preferred stock:  $.01 par value;  25,000,000 shares
      authorized; no shares issued                                     ---            ---
    Common stock:   $.01 par value;   250,000,000 shares
      authorized; 104,930,750 and 104,799,700 shares issued;
      104,761,650 and 104,799,700 shares outstanding                 1,049          1,048
    Additional paid-in capital                                     668,466        663,688
    Retained earnings                                              184,575         18,832
    Unamortized restricted stock grants                             (3,559)           ---
    Accumulated other comprehensive income                          (1,139)           128
    Common stock held in treasury, at cost;
      169,100 shares in 1998                                        (6,765)           ---
                                                               -----------    -----------
Total stockholders' equity                                         842,627        683,696
                                                               -----------    -----------
                                                               $ 1,291,080    $ 1,268,497
                                                               ===========    ===========


          See accompanying notes to consolidated financial statements.

                           GALILEO INTERNATIONAL, INC.
       (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                        CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)


                                                                      Year ended December 31,
                                                               -------------------------------------
                                                                   1998         1997         1996
                                                                   ----         ----         ----

Revenues:
   Electronic global distribution services                     $ 1,342,705  $ 1,180,114  $ 1,050,635
   Information services                                            138,113       75,989       37,624
                                                               -----------   ----------   ----------
                                                                 1,480,818    1,256,103    1,088,259
Operating expenses:
   Cost of operations                                              568,271      385,298      254,600
   Commissions, selling and administrative                         554,509      639,164      658,320
   Special charges                                                  26,460       20,111          ---
                                                               -----------   ----------   ----------
                                                                 1,149,240    1,044,573      912,920
                                                               -----------   ----------   ----------
Operating income                                                   331,578      211,530      175,339
Other income (expense):
   Interest expense, net                                            (9,629)      (8,842)      (8,060)
   Other, net                                                        3,532        2,925         (181)
                                                               -----------   ----------   ----------
Income before income taxes                                         325,481      205,613      167,098
Income taxes:
   Income taxes                                                    129,867       28,641        1,882
   Initial deferred income taxes                                       ---       15,335          ---
                                                               -----------   ----------   ----------
                                                                   129,867       43,976        1,882
                                                               -----------   ----------   ----------
Net income                                                       $ 195,614    $ 161,637    $ 165,216
                                                               ===========   ==========   ==========

Income before income taxes as reported                                        $ 205,613    $ 167,098
Pro forma income tax expense                                                     82,245       66,839
                                                                             ----------   ----------
Pro forma net income                                                          $ 123,368    $ 100,259
                                                                             ==========   ==========
Weighted average number of shares outstanding (1998),
   and pro forma weighted average number of shares
   outstanding (1997 and 1996)                                 104,796,282   94,999,875   88,000,000
                                                               ===========   ==========   ==========
Basic earnings per share (1998), and pro forma
   basic earnings per share (1997 and 1996)                         $ 1.87       $ 1.30       $ 1.14
                                                               ===========   ==========   ==========
Diluted weighted average number of shares outstanding
   (1998), and pro forma diluted weighted average number
   of shares outstanding (1997 and 1996)                       105,186,241   95,024,199   88,000,000
                                                               ===========   ==========   ==========
Diluted earnings per share (1998), and pro forma
   diluted earnings per share (1997 and 1996)                       $ 1.86       $ 1.30       $ 1.14
                                                               ===========   ==========   ==========

          See accompanying notes to consolidated financial statements.



                                      GALILEO INTERNATIONAL, INC.
                   (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands)


                                                                            Year ended December 31,
                                                                     -----------------------------------
                                                                        1998         1997         1996

Operating activities:
   Net income                                                        $ 195,614    $ 161,637    $ 165,216
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                                    172,537      134,073       80,369
      (Gain) loss on disposal of property and equipment                   (419)         728          973
      Deferred income taxes, net                                        (5,167)      15,284          ---
      Changes in operating assets and liabilities, net of
        effects from acquisition of businesses:
         (Increase) decrease in accounts receivable, net                (8,149)       6,998      (27,820)
         (Increase) decrease in other current assets                    (2,826)       1,377        4,763
         (Increase) decrease in noncurrent assets                      (28,428)     (10,281)       2,260
         Increase in accounts payable and accrued commissions            2,903        6,057        4,812
         Increase (decrease) in accrued liabilities                     30,258       (8,536)     (15,715)
         Increase (decrease) in income taxes payable                    10,140       (3,973)        (360)
         Increase (decrease) in noncurrent liabilities                  12,615       21,374         (420)
                                                                     ---------    ---------    ---------
Net cash provided by operating activities                              379,078      324,738      214,078
Investing activities:
   Purchase of property and equipment                                  (89,442)     (53,696)     (32,572)
   Purchase and capitalization of computer software                    (23,496)     (33,449)     (28,978)
   Proceeds on disposal of property and equipment                        3,750          322          408
   Acquisition of businesses, net of cash acquired
      of $3,576 and $26,244, respectively                              (50,433)    (688,451)         ---
   Refund of lease deposit                                                 ---          ---       40,461
   Other investing activities                                           (5,076)         ---          ---
                                                                     ---------    ---------    ---------
Net cash used in investing activities                                 (164,697)    (775,274)     (20,681)
Financing activities:
   Borrowings under credit agreements                                   49,392      450,000      158,000
   Repayments under credit agreements                                 (230,004)    (320,000)    (239,375)
   Dividends paid to stockholders                                      (29,871)      (6,288)         ---
   Payments of capital lease obligations                                (7,311)      (4,149)      (5,559)
   Proceeds from sale of stock, net of fees paid                           ---      384,288          ---
   Repurchase of common stock for treasury                              (6,765)         ---          ---
   Proceeds from exercise of employee stock options, net                   787          ---          ---
   Distributions to partners of Galileo International Partnership          ---     (112,150)     (36,599)
                                                                     ---------    ---------    ---------
Net cash (used in) provided by financing activities                   (223,772)     391,701     (123,533)
Effect of exchange rate changes on cash                                   (148)           6          (35)
                                                                     ---------    ---------    ---------
(Decrease) increase in cash and cash equivalents                        (9,539)     (58,829)      69,829
Cash and cash equivalents at beginning of year                          19,367       78,196        8,367
                                                                     ---------    ---------    ---------
Cash and cash equivalents at end of year                               $ 9,828     $ 19,367     $ 78,196
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

                                                                Special
                                                                 Voting              Additional
                                                    Partners'  Preferred   Common    Paid - in
                                                     Capital     Stock      Stock     Capital
                                                    ---------  ---------   -------   ----------



Balance at December 31, 1995                        $ 137,316       $ -        $ -          $ -
Comprehensive income:
   Net income                                         165,216         -          -            -
   Foreign currency translation adjustments                 -         -          -            -
Comprehensive income
Distributions to partners                             (36,599)        -          -            -
                                                    ---------  ---------   -------    ---------

Balance at December 31, 1996                          265,933         -          -            -
Comprehensive income prior to the Merger:
   Net income prior to the Merger                     136,517         -          -            -
   Foreign currency translation adjustments
    prior to the Merger                                     -         -          -            -
Comprehensive income prior to the Merger
Distributions to partners                            (112,150)        -          -            -
Conversion of partners' net investment into
   Common stock and Special voting preferred
   stock, 88,000,000 and 7 shares, respectively      (290,300)        -        880      279,568
Issuance of 16,799,700 shares of Common stock
   in initial public offering                               -         -        168      384,120
Comprehensive income subsequent to the Merger:
   Net income subsequent to the Merger                      -         -          -            -
   Foreign currency translation adjustments
   subsequent to the Merger                                 -         -          -            -
Comprehensive income subsequent to the Merger
Dividends paid ($.06 per share)                             -         -          -            -
                                                    ---------  ---------   -------    ---------

Balance at December 31, 1997                                -         -      1,048      663,688
Comprehensive income:
   Net income                                               -         -          -            -
   Foreign currency translation adjustments                 -         -          -            -
Comprehensive income
Issuance of 97,900 shares of restricted stock               -         -          1        3,991
Amortization of restricted stock grants                     -         -          -            -
Issuance of 33,150 shares of Common stock under
   employee stock option plans                              -         -          -          787
Repurchase of 169,100 shares of Common stock
   for treasury                                             -         -          -            -
Dividends paid ($0.285 per share)                           -         -          -            -
                                                    ---------  ---------   -------    ---------
Balance at December 31, 1998                              $ -       $ -    $ 1,049    $ 668,466
                                                    =========  =========   =======    =========

          See accompanying notes to consolidated financial statements.



                                                                                  Accumulated
                                                                   Unamortized       Other
                                                        Retained   Restricted    Comprehensive   Treasury
                                                        Earnings  Stock Grants      Income         Stock       Total

Balance at December 31, 1995                                $ -           $ -        $ (7,763)        $ -    $ 129,553
Comprehensive income:
   Net income                                                 -             -               -           -      165,216
   Foreign currency translation adjustments                   -             -          (2,795)          -       (2,795)
                                                                                                             ---------
Comprehensive income                                                                                           162,421
Distributions to partners                                     -             -               -           -      (36,599)
                                                      ---------      --------        --------    --------    ---------
Balance at December 31, 1996                                  -             -         (10,558)          -      255,375
Comprehensive income prior to the Merger:
   Net income prior to the Merger                             -             -               -           -      136,517
   Foreign currency translation adjustments
    prior to the Merger                                       -             -             706           -          706
                                                                                                             ---------
Comprehensive income prior to the Merger                                                                       137,223
Distributions to partners                                     -             -               -           -     (112,150)
Conversion of partners' net investment into
   Common stock and Special voting preferred
   stock, 88,000,000 and 7 shares, respectively               -             -           9,852           -            -
Issuance of 16,799,700 shares of Common stock
   in initial public offering                                 -             -               -           -      384,288
Comprehensive income subsequent to the Merger:
   Net income subsequent to the Merger                   25,120             -               -           -       25,120
   Foreign currency translation adjustments
   subsequent to the Merger                                   -             -             128           -          128
                                                                                                             ---------
Comprehensive income subsequent to the Merger                                                                   25,248
Dividends paid ($.06 per share)                          (6,288)            -               -           -       (6,288)
                                                      ---------      --------        --------    --------    ---------
Balance at December 31, 1997                             18,832             -             128           -      683,696
Comprehensive income:
   Net income                                           195,614             -               -           -      195,614
   Foreign currency translation adjustments                   -             -          (1,267)          -       (1,267)
                                                                                                             ---------
Comprehensive income                                                                                           194,347
Issuance of 97,900 shares of restricted stock                 -        (3,992)              -           -            -
Amortization of restricted stock grants                       -           433               -           -          433
Issuance of 33,150 shares of Common stock under
   employee stock option plans                                -             -               -           -          787
Repurchase of 169,100 shares of Common stock
   for treasury                                               -             -               -      (6,765)      (6,765)
Dividends paid ($0.285 per share)                       (29,871)            -               -           -      (29,871)
                                                      ---------      --------        --------    --------    ---------
Balance at December 31, 1998                          $ 184,575      $ (3,559)       $ (1,139)   $ (6,765)   $ 842,627
                                                      =========      ========        ========    ========    =========


          See accompanying notes to consolidated financial statements.

                          GALILEO INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                        (in thousands, except share data)


1.   SIGNIFICANT ACCOUNTING POLICIES


Nature of Operations

     Galileo International, Inc. (the "Company"), formerly Galileo International Partnership, is one of the world's leading providers of electronic global distribution services for the travel industry utilizing a computerized reservation system ("CRS"). The Company provides travel agencies and other subscribers with the ability to access schedule and fare information, book reservations and issue tickets for airlines. The Company also provides subscribers with information and booking capability covering car rental companies and hotel properties throughout the world. The Company distributes its products in 104 countries on six continents.

Principles of Consolidation and Business Acquisitions

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

     During 1998, the Company acquired a Florida based airline information systems company, S. D. Shepherd Systems, Inc. ("Shepherd Systems") and two national distribution companies: Galileo Nordiska AB ("Nordiska") and Galileo Canada Distributions Systems, Inc. ("Galileo Canada"). Nordiska, Galileo Canada and Shepherd Systems were acquired on January 1, June 1 and November 19, 1998 at purchase prices of $2,066, $34,392 and $16,740, respectively. In connection with the acquisitions, the Company also incurred expenses of $811, which have been accounted for as part of the purchase prices. The Company accounted for the acquisitions using the purchase method of accounting. Accordingly, the costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values. Goodwill related to the cost of the acquisitions is being amortized over 10 to 25 years and is included in cost of operations expenses. The results of operations and cash flows of the acquired companies have been consolidated with those of the Company from the date of each acquisition. In connection with the acquisition of Galileo Canada, the Company incurred $34,392 of debt under a five-year term loan agreement. The aggregate impact of the acquisitions in 1998 was immaterial.

     During 1997, the Company acquired three national distribution companies (the "NDC Acquisitions"): Apollo Travel Services Partnership ("ATS"), Traviswiss AG ("Traviswiss") and Galileo Nederland BV ("Galileo Nederland"), (ATS and Traviswiss were acquired on July 30, 1997 and Galileo Nederland on September 17,
1997) at purchase prices of $700,000, $8,502 and $2,000, respectively. In connection with the NDC Acquisitions, the Company also incurred expenses of $4,193, which have been accounted for as part of the purchase prices. The Company accounted for the NDC Acquisitions using the purchase method of accounting. Accordingly, the costs of the NDC Acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values. Goodwill related to the cost of the NDC Acquisitions is being amortized over 25 years and is included in cost of operations expenses. The results of operations and cash flows of the acquired NDCs have been consolidated with those of the

Company  from  the  date  of  each  acquisition.  In  connection  with  the  NDC
Acquisitions, the Company incurred $340,000, net, of debt under a five-year credit agreement.

     In connection with the acquisitions of Traviswiss and Galileo Nederland, the Company terminated certain revenue sharing obligations in exchange for agreements to pay SAirGroup and KLM Royal Dutch Airlines ("KLM"), in four annual installments beginning on the acquisition dates, a total of $22,400 and $14,800, respectively. The remaining liability was $21,200 at December 31, 1998. The related intangible asset of $37,200 is being amortized over 17 years.

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

Allowance for Doubtful Accounts Receivable

     The allowance for doubtful accounts receivable was $13,747, $22,012 and $14,747 at December 31, 1998, 1997 and 1996, respectively. Provisions for bad debts were $(3,862), $4,219 and $5,671 for the years ended December 31, 1998, 1997 and 1996, respectively. Write-offs of uncollectible accounts, net of recoverables and allowance adjustments, were $5,124, $652 and $2,637 for the years ended December 31, 1998, 1997 and 1996, respectively. The 1998 provision includes a $7,548 recovery settlement related to a contractual dispute from a prior year.

Accounting for the Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"), requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment wherever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Statement 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The carrying amount of the Company's long-lived assets at December 31, 1998 and 1997 primarily represents the original amounts invested less the recorded depreciation and amortization. Management believes the carrying amount of these investments is not impaired.

Property and Equipment

     Depreciation of property and equipment is provided on the straight-line method over the following estimated useful lives of the assets:

       Buildings and improvements                        5-35 years
       Equipment                                         3-10 years

Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $83,724, $54,591 and $31,533, respectively.

Computer Software

     Effective January 1, 1998, the Company adopted the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, certain costs to develop internal-use computer software are being capitalized. Prior to 1998, the Company capitalized certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including but not limited to, estimated economic life and changes in software and hardware technology.

     Computer software consists principally of purchased computer software and capitalized computer software development costs. Amortization is provided on a straight-line method over estimated useful lives of 3-10 years. Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $52,688, $62,820 and $47,611, respectively.

Intangible Assets

     Intangible assets are amortized on the straight-line method over the following useful lives:


        Customer list                                         17 years
        Goodwill                                           10-25 years
        Other                                               8-17 years

     The Company assesses the recoverability of these intangible assets by determining whether the carrying amount of the assets are recoverable over their remaining lives. Amortization expense for the years ended December 31, 1998 and 1997 was $35,692 and $14,356, respectively.

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

Research and Development

     Research  and  development  costs,   excluding   amortization  of  computer
software, are expensed as incurred and were $4,786, $8,550 and $8,185 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     The Company enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of its United Kingdom and Canadian operations. The Company accounts for such contracts by recording any unrealized gains or losses in income each reporting period. At December 31, 1998, the Company had entered into foreign exchange forward contracts which provide for purchases of GBP 11,500 and CAD 20,000 at various dates throughout 1999. At December 31, 1998 and 1997, the notional principal amounts of outstanding forward contracts were $31,323 and $62,421, respectively. The fair value of outstanding forward contracts at December 31, 1998 and 1997 was $821 and $1,417, respectively.

     The Company has also entered into interest rate swap agreements to convert portions of its variable rate debt to fixed rate. The Company accounts for its interest rate swap agreements as a hedge of its interest rate exposure. See Note 4 for further information regarding the Company's interest rate agreements.

Income Taxes

     In 1998 and subsequent to the Merger in 1997, the Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Prior to the Merger in 1997, the Company operated in the form of a partnership and accordingly the Company's income tax liabilities were the responsibility of its partners.

Earnings per Share

     Basic earnings per share data for the year ended December 31, 1998 is calculated based on the weighted average shares outstanding for the period. Diluted earnings per share is calculated as if the Company had additional Common Stock outstanding from the beginning of the year or the date of grant for all dilutive stock options, net of assumed repurchased shares using the treasury stock method. This resulted in an increase in the weighted average number of shares outstanding for the year ended December 31, 1998 of 389,959.

     Pro forma basic earnings per share data for 1997 and 1996 is calculated as though (i) the partners' capital was converted in the Merger into 88,000,000 shares of Common Stock as of January 1, 1996 and the 16,799,700 shares issued to the public were outstanding from July 30, 1997, and (ii) the Company had operated in a corporate form effective as of January 1, 1996 and accordingly was subject to federal and state income taxes.

     Pro forma diluted earnings per share data for 1997 is calculated as if the Company's dilutive stock options were outstanding from July 30, 1997, net of assumed repurchased shares using the treasury stock method, causing a 24,324 increase in the weighted average number of shares outstanding in 1997.


2.   TRANSACTIONS WITH AFFILIATES

     Prior to the Merger, for financial reporting purposes, affiliates were considered to be all airline owners of Galileo International Partnership, with individual ownership percentages ranging from 38.0% to 0.1%. Subsequent to the Offering, the airline stockholders, in aggregate, own 64.9% of the Company's outstanding Common Stock, with only United Air Lines, Inc. ("United Airlines") and KLM deemed to be affiliates due to indirect ownership, individually, greater than 10% of the Company's outstanding Common Stock.

     The Company recognized electronic global distribution services revenues, primarily in the form of booking fees, from affiliates totaling $170,346 for the year ended December 31, 1998, $63,820 for the five months ended December 31, 1997, $236,015 for the seven months ended July 30, 1997 and, $355,535 for the year ended December 31, 1996. The Company also received information services revenues from affiliates totaling $128,839 for the year ended December 31, 1998, $50,126 for the five months ended December 31, 1997, $19,805 for the seven months ended July 30, 1997 and, $34,335 for the year ended December 31, 1996. Total revenues from United Airlines of approximately $269,942, $209,106 and $164,179 were greater than 10% of the Company's revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

      The Company, in the ordinary course of business, purchases services from affiliates. Services purchased from affiliates and classified within cost of operations in the accompanying consolidated statements of income totaled zero for the year ended December 31, 1998, zero for the five months ended December 31, 1997, $2,051 for the seven months ended July 30, 1997 and, $14,232 for the year ended December 31, 1996. Services purchased from affiliates and classified within commissions, selling and administrative expenses totaled $15,623 for the year ended December 31, 1998, $5,399 for the five months ended December 31, 1997, $267,935 for the seven months ended July 30, 1997 and $424,536 for the year ended December 31, 1996.

     At the time of the Merger, the Company entered into Computer Services Agreements with certain airline stockholders pursuant to which the Company provides certain fares quotation services, internal reservation services, other internal management services and software development services. The

Company will provide the fares quotation services under existing pricing arrangements for a period of approximately five years. The Company will provide the remaining above mentioned services to United Airlines for a minimum period of four years from the date of the Offering for the internal reservation services and a minimum of two years from the date of the Offering for the internal management services, generally at prices in effect immediately prior to the Offering, which are based upon a fully allocated cost methodology. The software development services will be provided to United Airlines for a minimum of six years from the date of the Offering at prices based upon a fully allocated cost methodology.


3.   LEASES AND COMMITMENTS

     The Company leases various office facilities and equipment under operating leases with remaining terms of up to 15 years. Rental expense under operating leases was $25,756, $24,493 and $23,935 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company also leases data processing equipment under capital leases. Equipment, at cost, includes $26,027, $25,969 and $21,930 relating to capital leases at December 31, 1998, 1997 and 1996, respectively. Accumulated depreciation includes $21,842, $15,616 and $8,831 relating to capital leases at December 31, 1998, 1997 and 1996, respectively, with lease amortization included in depreciation expense.

     During 1996, the Company issued a letter of credit in exchange for the refund of a $40,461 lease deposit held by the lessor of the Company's United Kingdom facility.

     Future minimum lease payments under capital leases and noncancelable operating leases at December 31, 1998 are as follows:

                                                   Capital        Operating
                                                  --------        ---------
1999                                               $ 7,478         $ 22,057
2000                                                 6,698           15,898
2001                                                 6,698           11,580
2002                                                 6,698            8,528
2003                                                 6,698            8,238
Thereafter                                               -           33,304
                                                  --------         --------

Total minimum lease payments                        34,270           99,605
Less sublease income                                     -          (17,020)
                                                                   --------
Net rental payments                                                $ 82,585
                                                                   ========
Less amount representing interest                   (5,542)
                                                  --------

Present value of future minimum
   lease paymentnts                                 28,728
Current portion of present value of
  future minimum lease payments                      5,976
                                                  --------
Long-term portion of present value of
  future minimum lease payments                   $ 22,752
                                                  ========

4.   LONG-TERM DEBT

     Outstanding long-term debt consists of the following at December 31, 1998 and 1997:

                                                       1998             1997
                                                       ----             ----
Five-year revolving credit agreement                $ 35,000        $ 250,000
Term loan                                             34,392                -
Other                                                    128                -
                                                    --------        ---------
                                                      69,520          250,000
                                                    --------        ---------
Less current portion of long-term debt                     -                -
                                                    --------        ---------
Long-term debt                                      $ 69,520        $ 250,000
                                                    ========        =========


     On June 5, 1998, in connection with the acquisition of Galileo Canada, the Company incurred $34,392 of debt under a five-year term loan agreement (the "Term Loan"). In addition, on June 5, 1998, the Company entered into an interest rate swap agreement for a notional amount of $34,392 to fix the effective interest rate of the Term Loan until maturity in June 2003. At December 31, 1998, the notional interest rate on the Term Loan was 5.55% and the effective interest rate was 6.17%. The Term Loan requires quarterly interest payments throughout the five-year term.

     The Company is party to a $200,000 364-day credit agreement and a $400,000 five-year credit agreement (collectively, the "Credit Agreements") with a group of banks. Facility fees range from 5.5 to 15.0 basis points under the 364-day credit agreement and from 8.0 to 22.5 basis points under the five-year credit agreement. Interest on the borrowings may be either Base rate, CD rate or Euro-dollar rate based and is reset in six month intervals. At December 31, 1998, the nominal interest rate for loans outstanding under the Credit Agreements was 5.58%.

     At December 31, 1998, borrowings totaled $35,000 under the five-year credit agreement with no required repayments until maturity in July 2002 and the balance outstanding on the Term Loan was $34,392, with no required repayments until maturity in June 2003. No amounts were outstanding under the 364-day credit agreement.

     The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its outstanding borrowings. At December 31, 1998 and 1997, the Company had outstanding interest rate swap agreements having a total notional value of $34,392 and $89,009, respectively, with fixed interest rates averaging 5.87% and 5.03%, respectively. The fair value of outstanding swap agreements at December 31, 1998 and 1997 was $(979) and $547, respectively. For the years ended December 31, 1998, 1997 and 1996, the effective interest rate on the Company's outstanding debt under the Term Loan and Credit Agreements was 5.89%, 5.31% and 5.73%, respectively.

     Total interest, including interest under capital leases, of $11,876, $12,266 and $11,307 was incurred for the years ended December 31, 1998, 1997 and 1996, respectively.

5.   EMPLOYEE  PENSION AND OTHER  POSTRETIREMENT BENEFITS

     The Company has defined benefit pension plans and other postretirement benefit plans that cover substantially all U.S. employees. Other benefits include health care benefits provided to retired U.S. employees and retiree flight benefits provided to certain former United Airlines employees. The Company has no significant postretirement health care benefit plans outside of the United States. The majority of its U.S. employees may become eligible for these benefits if they reach normal retirement age while working for the Company.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ending December 31, 1998 and 1997, and a statement of the funded status as of December 31, 1998 and 1997:

                                      Pension Benefits       Other Benefits
                                      ----------------       --------------
                                      1998       1997       1998       1997
                                      ----       ----       ----       ----

Reconciliation of benefit obligation
Obligation at January 1               $ 90,304   $42,707    $40,120    $21,497
Service cost                             6,964     4,541      1,910      1,337
Interest cost                            7,178     4,654      2,733      2,062
Plan amendments                              -         -     (1,613)         -
Actuarial (gain) loss                   10,388     1,507        538       (323)
Acquisitions                                 -    38,017          -     15,767
Benefit payments                        (1,404)   (1,122)      (272)      (220)
                                     ---------   -------   --------   --------
Obligation at December 31            $ 113,430   $90,304    $43,416    $40,120
                                     =========   =======   ========   ========

Reconciliation of fair value of plan assets
Fair value of plan assets at
  January 1                           $ 79,781   $34,768        $ -        $ -
Actual return on plan assets            21,362     9,381          -          -
Acquisitions                                 -    32,531          -          -
Employer contributions                      18     4,223        272        220
Benefit payments                        (1,404)   (1,122)      (272)      (220)
                                     ---------   -------   --------   --------
Fair value of plan assets at
  December 31                         $ 99,757   $79,781        $ -        $ -
                                     =========   =======   ========   ========

Funded status
Funded status at December 31         $ (13,673) $(10,523)  $(43,416)  $(40,120)
Unrecognized transition obligation       2,239     2,487          -          -
Unrecognized prior-service cost          2,961     3,324     (1,455)         -
Unrecognized (gain) loss                (7,195)   (3,705)     4,776      4,138
                                     ---------   -------   --------   --------
Net amount recognized                $ (15,668)  $(8,417)  $(40,095)  $(35,982)
                                     =========   =======   ========   ========

     The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 1998 and 1997:

                                       Pension Benefits      Other Benefits
                                       ----------------      --------------
                                        1998       1997       1998       1997
                                        ----       ----       ----       ----
Accrued benefit liability            $ (15,668)  $(8,417)  $(40,095)  $(35,982)
Additional minimum liability              (129)     (219)         -          -
Intangible asset                           129       219          -          -
                                     ---------   -------   --------   --------
Net amount recognized                $ (15,668)  $(8,417)  $(40,095)  $(35,982)
                                     =========   =======   ========   ========


     The Company's nonqualified pension plan was the only pension plan with an accumulated benefit obligation in excess of plan assets. The plan's accumulated benefit obligation was $604 and $403 at December 31, 1998 and 1997, respectively. There are no plan assets in the nonqualified plan due to the nature of the plan. The Company's plans for postretirement benefits other than pensions also have no plan assets. The aggregate benefit obligation for those plans was $43,416 and $40,120 as of December 31, 1998 and 1997, respectively.

     The following table provides the components of net periodic benefit cost for the plans for years ended December 31, 1998, 1997 and 1996:

                                            Pension Benefits              Other Benefits
                                            ----------------              --------------
                                        1998      1997      1996       1998      1997      1996
                                        ----      ----      ----       ----      ----      ----

Service cost                            $ 6,964   $ 4,541   $ 3,725    $ 1,910   $ 1,337   $ 1,169
Interest cost                             7,178     4,654     3,093      2,733     2,062     1,542
Expected return on plan assets           (7,500)   (4,748)   (2,526)         -         -         -
Amortization of transition
   obligation                               249       249       249          -         -         -
Amortization of prior-service cost          582       581       524       (259)        -         -
Amortization of net (gain) loss              16       (11)       55          -        51       274
                                        -------   -------   -------    -------   -------   -------
Net periodic benefit cost                 7,489     5,266     5,120      4,384     3,450     2,985
Settlement gain                               -      (157)        -          -         -         -
                                        -------   -------   -------    -------   -------   -------
Net periodic benefit cost after
 settlements                            $ 7,489   $ 5,109   $ 5,120    $ 4,384   $ 3,450   $ 2,985
                                        =======   =======   =======    =======   =======   =======

     The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

     The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                         Pension Benefits      Other Benefits
                                         ----------------      --------------
                                          1998      1997      1998       1997
                                          ----      ----      ----       ----
Weighted-average assumptions
 as of December 31:
Discount rate                             6.75%     7.25%     6.75%      7.25%
Expected return on plan assets            9.50%     9.50%      N/A        N/A
Rate of compensation increase             4.00%     4.25%      N/A        N/A


     The health care trend rate used to determine the accumulated postretirement benefit obligation was 11% for 1998, decreasing by 1% each year until reaching 4% for the year 2005 and beyond.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                                1% Increase   1% Decrease
                                                -----------   -----------
Effect on total of service and interest cost
components of net periodic postretirement
health care benefit cost                            $ 44         $ (72)

Effect on the health care component of the
accumulated postretirement benefit
obligation                                           526          (814)

     The Company has a defined contribution pension plan covering a majority of the United Kingdom employees which requires the Company to annually contribute 10% of eligible employee compensation on behalf of each participant. The Company's contributions to the plan were $2,319, $2,410 and $2,289 during the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company offers its U.S.-based employees a 401(k) savings plan. Employees can elect to contribute pretax earnings, as limited by the Internal Revenue Code, to their account and can determine how the money is invested from a selection of options offered by the Company. The Company's contributions, matching participating employees up to a designated level, were $2,705, $1,982 and $1,983 during the years ended December 31, 1998, 1997 and 1996, respectively.

6.   GEOGRAPHIC AND SEGMENT INFORMATION

     The Company derives substantially all of its revenues from the global travel industry. The location of the travel agent making the booking determines the geographic region credited with the related revenues. Data relating to the Company's operations by geographic area is set forth below:

                             United States        Other
                                Market           Markets           Total
                                ------           -------           -----

1998
----
Revenues                      $ 588,312        $ 754,393      $ 1,342,705
Identifiable assets             162,912           32,057          194,969

1997
----
Revenues                        536,218          643,896        1,180,114
Identifiable assets             160,719           28,462          189,181

1996
----
Revenues                        498,522          552,113        1,050,635
Identifiable assets              82,477           23,721          106,198

     Revenues consist of electronic global distribution revenues only. No country outside the United States contributes more than 10% of revenue or had more than 10% of identifiable assets in any of the years presented. Providing geographic area data for information services revenues would be impracticable.


7.   SPECIAL CHARGES

     The Company recorded special charges of $26,460 ($15,902 after tax) during the year ended December 31, 1998 related to a strategic realignment of the Company's operations in the United Kingdom and, to a lesser degree, other realignments within the Company. These special charges were comprised primarily of $15,025 in severance costs related to termination of 399 employees, primarily in the development and marketing groups, and $11,435 of other costs, principally related to the closing of the remaining Swindon, United Kingdom facilities. As of December 31, 1998, $54 of severance costs have been paid and charged against the liability and 10 employees have been terminated. The Company expects the realignment activities to be substantially complete in 1999. Also related to the closing of Swindon, United Kingdom facilities, in 1993 the Company, formerly Covia Partnership, combined with The Galileo Company Ltd. and consolidated its two data center facilities resulting in the closing of the Swindon, United Kingdom data center. In connection therewith, the estimated cost of the consolidation was charged to expense. At December 31, 1998 and 1997, the estimated remaining liabilities for all of the above mentioned restructuring activities, principally related to Swindon, United Kingdom severance costs and facility closure costs, were $44,115 and $20,908, respectively, and are included in the accompanying consolidated balance sheets.

     The Company recorded special charges of $20,111 ($12,099 after tax) during the year ended December 31, 1997 related to the integration of the NDCs acquired in 1997 into the Company's operations. The special charges were comprised primarily of $12,315 in severance costs related to termination of 202 employees and $7,796 of other integration costs, principally related to the closing of duplicate facilities. As of December 31, 1998, $9,170 of severance costs have been paid and charged against the liability and

108 employees have been terminated. The Company expects the integration activities to be complete in 1999. At December 31, 1998, the estimated remaining liability related to the integration was $3,414 and is included in the accompanying consolidated balance sheet.


8. SUPPLEMENTAL INFORMATION

     Supplemental cash flow information and noncash investing and financing activities are as follows:

                                              1998         1997        1996
                                              ----         ----        ----
Supplemental cash flow information
  Cash paid during the period for:
    Interest                               $ 11,994     $ 12,786    $ 11,517
    Income taxes                            123,508       32,001           -

Supplemental noncash investing and
financing activities
  Capital lease obligations and accounts
  payable from acquisition of equipment       $ 901      $ 7,295     $ 3,705


9.   INCOME TAXES

     For financial reporting purposes, income before income taxes includes the following components:

                                             1998          1997          1996
                                             ----          ----          ----

Domestic operations                       $ 317,862     $ 198,071     $ 159,365
Foreign operations                            7,619         7,542         7,733
                                          ---------     ---------     ---------
Total net income before income taxes      $ 325,481     $ 205,613     $ 167,098
                                          =========     =========     =========


     The provisions for income taxes consist of the following:

                                             1998         1997
                                             ----         ----
Current taxes:
     Federal                              $ 112,799     $ 26,867
     State                                   20,803        5,317
     Foreign                                  1,432       (3,501)
                                          ---------     --------
        Total                               135,034       28,683
Deferred taxes:
     Federal                                 (3,834)         (36)
     State                                   (1,333)          (6)
                                          ---------     --------
        Total                                (5,167)         (42)
                                          ---------     --------
Provision for income taxes                $ 129,867     $ 28,641
                                          =========     ========

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

     Deferred tax assets related to the Canada Acquisition were $1,765. Deferred tax assets (liabilities) are comprised of the following at December 31, 1998 and 1997:
                                                         1998         1997
                                                         ----         ----
Current:
     Special charges                                   $ 10,319          $ -
     Productivity payments                                7,701        5,021
     Compensation accruals                                6,639        6,045
     Bad debt reserves                                    4,352        7,294
     Other                                                2,874          807
                                                      ---------    ---------
                                                       $ 31,885     $ 19,167
                                                      =========    =========

Noncurrent:
     Software amortization                            $ (69,036)   $ (65,430)
     Postretirement medical and pension accruals         21,834       17,158
     Depreciation                                        17,169       11,552
     Other liabilities                                   (5,968)      (1,329)
     Facilities reserves                                  5,736        8,651
     Other assets                                         4,532        9,780
     Services agreements                                  3,610            -
     Rights agreements                                   (3,281)           -
                                                      ---------    ---------
                                                      $ (25,404)   $ (19,618)
                                                      =========    =========

     The effective tax rate on income before taxes differs from the U.S. statutory rate. The 1997 provision for income taxes is based on income earned for the period July 31 through December 31, 1997 of $67,627, and includes foreign tax expense incurred for the period January 1, 1997 through July 30, 1997 of $1,469. The following table reconciles the U.S. statutory rate with the effective rate for the years ended December 31, 1998 and 1997:

                                                     1998          1997
                                                     ----          ----
Tax at U.S. federal income tax rate               $ 113,918     $ 23,669
Increase (decrease) in taxes resulting from:
     State income taxes, net of U.S.                 13,522        3,457
        federal income tax benefit
     Amortization of excess of cost over
        net assets acquired and related               2,111          880
        purchase accounting adjustments
     Tax effect of non-deductible expenses              344          175
     Foreign and U.S. tax effects attributable          323          110
        to foreign operations
     Other                                             (351)         350
                                                  ---------     --------
Taxes on income at effective rate                 $ 129,867     $ 28,641
                                                  =========     ========


     Undistributed earnings of the Company's corporate foreign subsidiaries amounted to approximately $3,401 at December 31, 1998. Those earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes and foreign withholding taxes have been made. Upon distribution of those earnings, the company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $240 would be payable upon remittance of all previously unremitted earnings at December 31, 1998.

10.  STOCKHOLDERS' EQUITY

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

Common Stock Held in Treasury

     The Board of Directors of the Company authorized the use of up to $100,000 to repurchase outstanding shares of Common Stock. The repurchased shares will be accumulated by the Company and held in treasury for the purpose of providing available shares for the Company's employee benefit plans, for possible resale in future public or private offerings, and for other general corporate purposes. The purchases will be funded through the Company's working capital. The amount, timing and price of purchases will depend on market conditions and other factors. The number of shares of Common Stock purchased was 169,100 in 1998.

Stock Incentive Plan

     During 1997, the Company adopted the 1997 Stock Incentive Plan (the "Plan"). The Plan, whose purpose is to attract, retain and motivate officers and other key employees and consultants of the Company, provides for the award of Common Stock in the form of stock options, stock appreciation rights, stock awards or such other forms as determined to be consistent with the purposes of the Plan. The Company granted employees, employed by the Company on the date of the closing of the Offering, options to purchase the Company's Common Stock. Such options vest in equal installments over a three-year period measured from the date of the Offering. In addition, the Company granted to senior management options to purchase the Company's Common Stock, which vest in equal installments over a five-year period. All of the foregoing options have a ten-year term.

     During 1998, the Company granted each employee, employed by the Company on the date of grant, options to purchase shares of the Company's Common Stock. In addition, the Company granted senior management and other key employees options to purchase the Company's Common Stock. All of the foregoing options vest in equal installments over a three-year period measured from the date of grant and have a ten-year term, except for options granted to the Company's President and Chief Executive Officer, which vest in equal installments over a five-year period and have a nine-year term.

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

     During 1998, the Company's Board of Directors approved the issuance of 97,900 shares of restricted Common Stock to the Company's President and Chief Executive Officer. Half of these shares vest in equal installments over a five-year period from the date of grant and the remaining shares vest in equal installments over a four-year period beginning one year from the date of grant. During 1998, $433 of compensation cost for restricted shares was recognized in the financial statements.

     Stock option activity during 1998 and 1997 is as follows (number of shares in thousands):

                                            1998                  1997
                                    ---------------------  ---------------------
                                                Weighted               Weighted
                                                 Average                Average
                                      Number    Exercise    Number     Exercise
                                    of Shares     Price    of Shares     Price
                                    ---------   ---------  ---------   ---------

Outstanding at January 1                 1,064    $ 25.40           -    $   -
Granted                                  1,889      40.75       1,107      25.37
Exercised                                  (33)     24.57           -          -
Forfeited                                  (96)     30.56         (43)     24.50
Expired                                      -          -           -          -
                                         -----                  -----
Outstanding at December 31               2,824    $ 35.51       1,064    $ 25.40
                                         =====                  =====


Options exercisable at December 31         188      24.76           -          -

Weighted average fair value of
options granted during the year                   $ 14.53                 $ 6.73


     The following table summarizes information about stock options outstanding at December 31, 1998 (number of shares in thousands):


                        Options Outstanding                Options Exercisable
              -----------------------------------------   ----------------------
                             Weighted          Weighted                 Weighted
 Range of                    Average           Average                  Average
 Exercise       Number       Remaining         Exercise      Number     Exercise
  Prices      of Shares   Contractual Life       Price     of Shares      Price
----------    ---------   ----------------     --------    ---------    --------

$24 to $29          971         8.6             $ 25.52          187     $ 24.69
$34 to $41        1,853         9.3               40.74            1       37.81
                  -----                                        -----
$24 to $41        2,824         9.1               35.51          188       24.76
                  =====                                        =====

     The company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The following table presents pro forma information had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":

                                                       1998         1997
                                                       ----         ----
Valuation assumptions:
       Expected option term (years)                       5.0           5.0
       Expected volatility                              35.0%         25.0%
       Expected dividend yield                           1.0%          1.0%
       Risk-free interest rate                           5.0%          5.0%

Pro forma effects (1):
       Net income as reported                       $ 195,614     $ 161,637
       Pro forma effect                                (4,118)         (624)
                                                    ---------     ---------
       Net income as adjusted                       $ 191,496     $ 161,013
                                                    =========     =========

       Basic earnings per share as adjusted (2)        $ 1.83        $ 1.29
                                                    =========     =========

       Diluted earnings per share as adjusted (2)      $ 1.82        $ 1.29
                                                    =========     =========


(1)  Estimated using Black-Scholes option pricing model.
(2)  Basic and diluted  earnings per share as reported  for 1997 are  calculated
     using  pro  forma  net  income  and  weighted   average  number  of  shares
     outstanding as discussed in footnote 1.

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


11.  COMMITMENTS & CONTINGENCIES

     The Company is involved in various matters of litigation as both plaintiff and defendant. In the opinion of management, none of these matters, individually or in the aggregate, if determined against the Company would have a material adverse effect on the business, consolidated financial condition or results of operations of the Company.


     In connection with the NDC Acquisitions and the acquisition of Galileo Canada, the Company entered into agreements (the "Services Agreements") with United Airlines, US Airways, Air Canada,

SAirGroup, and KLM (collectively, the "Service Providers") to provide certain marketing services to the Company. During the sixth year (eighth year for a portion of Galileo Canada) following the effective date of the Services Agreements, the Company is contractually required to pay the Service Providers a fee of up to $232,000 (on a present value basis as of the date of the agreements), contingent upon improvements in the Company's airline booking fee revenue in the seller's respective territories over the five-year period immediately following the acquisitions, as measured by the annual price increase rate and over the five-year period (seven-year period in the case of Galileo Canada) immediately following the acquisitions, as measured by the annual air segment growth rate. The Company has currently estimated the probable future liabilities under the Service Agreements and is ratably recording these liabilities over the remaining contract periods. At December 31, 1998, the estimated liability related to the Services Agreements was $9,257 and is included in other noncurrent liabilities in the accompanying consolidated balance sheet.

     In connection with the Shepherd Systems Acquisition, the Company is contractually required to make additional payments up to an aggregate of $5,040, which have been accounted for as part of the purchase price. Payments are due ratably over the five calendar years commencing with the calendar year ending on December 31, 1999 and are based on a calculation of the relevant calendar year's annual cash flow of Shepherd Systems. At December 31, 1998, the liability related to these payments was $5,040 and is included in other noncurrent liabilities in the accompanying consolidated balance sheet.


12.  BUSINESS AND CREDIT CONCENTRATIONS

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference is the information set forth under the headings "Proposal 1: Election of Directors" on pages 3-6 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 9 in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, filed on or before March 23, 1999. Information regarding "Executive Officers" is included in Item 1 under the heading "Executive Officers".


ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference is the information set forth under the heading "Executive Compensation" on pages 10-15 in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, filed on or before March 23, 1999.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference is the information set forth under the headings "Voting Rights and Stockholders' Agreement" on page 2, "Principal Holders of Securities" on page 3 and "Ownership of Common Stock by Directors and Executive Officers" on page 9 in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, filed on or before March 23, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference is the information set forth under the heading "Certain Relationships and Related Transactions" on pages 17-19 in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, filed on or before March 23, 1999.


PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(3)  Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit Number                Exhibit Description

2.1 General Partnership Interest Purchase Agreement among United Air Lines, Inc.,Covia LLC, U.S. Airways, Inc., USAM Corp., Air Canada, Resnet Holdings, Inc., Apollo Travel Services Partnership and Galileo International Partnership (2)

2.2 Share Purchase Agreement between SAirGroup (LTD.) and Galileo International Partnership (2)

2.3 General Share Purchase Agreement among Koninklijke Luchtvaart Maatschappij N.V., Galileo Nederland B.V. and Galileo International Partnership (1)

2.4  Merger   Agreement  among  Galileo   International   Partnership,   Galileo
     International, L.L.C. and Galileo International, Inc. (2)

3.1  Restated Certificate of Incorporation of Galileo International, Inc. (2)

3.2  Restated By-Laws of Galileo International, Inc. (2)

4.1 Registration Rights Agreement among Galileo International, Inc., Covia LLC., USAM Corp., RESNET Holdings, Inc., Distribution Systems Inc., Roscor A.G., Travel Industry Systems B.V., Retford Limited, Racom Teledata S.p.A., Travidata Inc., Olynet Inc. and Coporga, Inc. (2)

4.2  Specimen Certificate representing Common Stock (1)

10.1 Stockholders' Agreement among Galileo International, Inc., certain of its Stockholders and certain related parties of such Stockholders (2)

10.2 Services Agreement among Galileo International, L.L.C., United Air Lines, Inc., US Airways, Inc. and Air Canada (2)

10.3 Services Agreement between Galileo International, L.L.C. and SwissAir Swiss Air Transport Ltd. (2)

10.4 Form  of  Services   Agreement   between  the  Registrant  and  Koninklijke
     Luchtvaart Maatschappij N.V. (1)

10.5 Amended and Restated Non-Competition Agreement among Galileo International, Inc., Galileo International, L.L.C., and United Air Lines, Inc., UAL Corporation, Covia LLC, Air Wisconsin, Inc. and Air Wis Services, Inc. together with Schedule 1 indicating other substantially similar agreements
     (2) (9)

10.6 Rights  Waiver  Agreement  between  SAirGroup  and  Galileo   International
     Partnership (2)

10.7 Form of Rights Waiver Agreement between Koninklijke Luchtvaart Maatschappij N.V. and Galileo International Partnership (1)

10.8 Credit  Agreements:
     (a) Amended and Restated  $200,000,000  364-Day Credit Agreement  (7)
          (i)  Amendment  No.  1
     (b)  $400,000,000  Five-Year  Credit Agreement (2)
          (i) Assignment  and  Assumption  Agreement (4)
          (ii) Amendment No. 1 (4)
          (iii) Amendment No. 2 (6)
          (iv) Amendment No. 3
     (c) Galileo Canada ULC $34,391,917 Credit Agreement (6)

10.9 Galileo International, Inc. Guaranty (6)

10.10 Hillmead Underlease (1)

10.11 Underlease,   dated  1996,   between   The   Galileo  Company  and  Lucent
      Technologies Network Systems UK Limited (1)

10.12 Lease, dated March 1, 1994, between St. Martins Property Investments Limited and The Galileo Company (1)

10.13 Lease, dated December 2, 1987, between St. Martins Property Investments Limited and Galileo Distribution Systems Limited (1)

10.14 Englewood, Colorado Office Lease, dated April 18, 1988 (1)

10.15 First Amendment to Englewood,  Colorado  Office Lease, dated June 23, 1988
      (1)

10.16 Rosemont Office Lease, dated March 31, 1995 (1)

10.17 Term Lease Master Agreement dated May 9, 1988, between IBM Credit Corporation and Covia Partnership (1)

10.18 Master Lease Agreement, dated November 11, 1988, between Comdisco, Inc. and Covia Partnership (1)

10.19 Software License Agreement, dated August 1, 1994 between Allen Systems Group, Inc. and Galileo International (1)

10.20 Program Product Master License Agreement between Candle Corporation and Galileo International Partnership (1)

10.21 Foundation License Addendum to Order Form between Galileo International and Computer Associates International, Inc. (1)
      (a) Amendment No. 1 to the Addendum to Order Form

10.22 Software License Agreement and Addendum, dated August 19, 1994, between Sterling Software (U.S.A.), Inc. and Galileo International (1)

10.23 Master Equipment Lease, dated April 4, 1996, between AT&T Systems Leasing Corporation and Galileo International Partnership (1)

10.24 Dun & Bradstreet Software Services Inc. License Agreement (1)

10.25 Master Agreement for MCI Enhanced Services, dated February 14, 1996, between MCI Telecommunications Corporation and Galileo International Partnership (1)
      (a)Second Amendment to the Master Agreement for MCI Enhanced  Services (4)
      (b)Amendment Number Three to Master Agreement for Enhanced Services (4)

10.26 Communications Services Agreement, dated April 1, 1997, between Galileo International and AT&T Corp. (1)

10.27 Form of Galileo International Distributor Sales and Service Agreement (1)

10.28 Form of Global Airline Distribution Agreement (1)

10.29 Agreement for the Provision of Services between The Galileo Company and Galileo International Partnership (1)

10.30 AT&T Contract Tariff Order (6)

10.31 AT&T OneNet Contract dated December 28, 1999

*10.32 Galileo International Severance Plan (1)

*10.33 Galileo International Savings and Investment Plan (1)
       (a)First Amendment to the Galileo International Savings and Investment Plan effective January 1, 1995 (8)
       (b)Second Amendment to the Galileo International Savings and Investment Plan effective December 31, 1997 (8)
       (c)Third Amendment to the Galileo International Savings and Investment Plan effective February 1, 1999 (8)

*10.34 Galileo International Car Policy (1)

*10.35 Galileo Retirement and Death Benefit Scheme (1)

*10.36 Galileo International Employee Pension Plan (1)

*10.37 Galileo International Flextrack Benefits Plan (1)

*10.38 Galileo International Retiree Medical Plan (1)

*10.39 Galileo International,  Inc. 1997 Stock Incentive Plan, as revised May 1,
       1998 (5)

*10.40 Galileo International, Inc. 1997 Non-Employee Director Stock Plan (1)

*10.41 Form of Deferred Compensation Arrangements For Senior Officers of Galileo
       International, Inc. (3)

*10.42 Galileo UK Health Benefit Policy (1)

*10.43 Employment Agreement of James E. Barlett

*10.44 Travel Accident Insurance Plan
       (a)  Plan specific for Asia, the Americas and Pacific
       (b)  Plan specific for Africa, Europe and the Middle East

*10.45 Galileo International Management Incentive Plan 1998 Plan Summary (6)

*10.46 Non-Qualified  Stock Option  Agreement  (Standard Form - Executive Group)
       (6)

*10.47 Non-Qualified  Stock Option  Agreement  (Standard Form - Non-Employee
       Directors) (6)

11.1   Computation of Per Share Earnings

21.1   Subsidiaries of the Registrant

23.1 Consent of KPMG

27.1 Financial Data Schedule

(1) Incorporated by reference to Exhibits 1.1, 2.2, 4.2 10.4, 10.9, 10.11 through 10.40, 10.42, 10.44, 10.45 and 23.2 to the Company's Registration Statement on Form S-1, including all amendments (Registration No. 333-27495).

(2) Incorporated by reference to Exhibits 2.1, 2.3, 2.4 through 4.1, 10.1 through 10.3, 10.5 through 10.8, 10.10 and 10.41 to the Company's Form 10-Q for the quarterly period ended June 30, 1997.

(3) Incorporated by reference to Exhibit 10.43 to the Company's Form 10-Q for the quarterly period ended September 30, 1997.

(4) Incorporated by reference to Exhibit 10.10 and 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5) Incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement filed June 1, 1998 (Registration No. 333-55767).

(6) Incorporated by reference to Exhibits 10.1-10.8 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.

(7) Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1998.

(8) Incorporated by reference to Exhibit 4.3(b) through 4.3(d) to the Company's Form S-8 Registration Statement filed February 1, 1999 (Registration No. 333-71507).

(9) Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

* Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 1999.

                                          GALILEO INTERNATIONAL, INC.


                                          By:   /s/ James E. Barlett
                                                --------------------------------
                                                James E. Barlett,
                                                Chairman, President and
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                      Date

/s/ James E. Barlett        Chairman, President and    February 18, 1999
--------------------        Chief Executive Officer
James E. Barlett            (principal executive
                            officer)

/s/ Paul H. Bristow         Director, Senior Vice      February 18, 1999
--------------------        President, Chief
Paul H. Bristow             Financial Officer and
                            Treasurer (principal
                            financial and accounting
                            officer)

/s/ Babetta R. Gray         Director, Senior Vice      February 18, 1999
--------------------        President, Customer
Babetta R. Gray             Service Delivery, General
                            Counsel and Secretary

/s/ Frederic R. Brace       Director                   February 18, 1999
--------------------
Frederic F. Brace

/s/ David A. Coltman        Director                   February 18, 1999
--------------------
David A. Coltman

/s/ Wim Dik                 Director                   February 18, 1999
--------------------
Wim Dik

/s/ James E. Goodwin        Director                   February 18, 1999
--------------------
James E. Goodwin

/s/ Mina Gouran             Director                   February 18, 1999
--------------------
Mina Gouran

/s/ Thomas A. Mutryn        Director                   February 18, 1999
--------------------
Thomas A. Mutryn

Signature                   Title                      Date

/s/Frank H Rovekamp         Director                   February 18, 1999
--------------------
Frank H. Rovekamp

/s/Derek M. Stevens         Director                   February 18, 1999
--------------------
Derek M. Stevens

/s/ Kenneth Whipple         Director                   February 18, 1999
--------------------
Kenneth Whipple

(c)   Exhibit Index
      -------------

Exhibit Number          Exhibit Description
--------------          -------------------

2.1 General Partnership Interest Purchase Agreement among United Air Lines, Inc., Covia LLC, U.S. Airways, Inc., USAM Corp., Air Canada, Resnet Holdings, Inc., Apollo Travel Services Partnership and Galileo International Partnership (2)

2.2 Share Purchase Agreement between SAirGroup (LTD.) and Galileo International Partnership (2)

2.3 General Share Purchase Agreement among Koninklijke Luchtvaart Maatschappij N.V., Galileo Nederland B.V. and Galileo International Partnership (1)

2.4  Merger   Agreement  among  Galileo   International   Partnership,   Galileo
     International, L.L.C. and Galileo International, Inc. (2)

3.1  Restated Certificate of Incorporation of Galileo International, Inc. (2)

3.2  Restated By-Laws of Galileo International, Inc. (2)

4.1 Registration Rights Agreement among Galileo International, Inc., Covia LLC., USAM Corp., RESNET Holdings, Inc., Distribution Systems Inc., Roscor A.G., Travel Industry Systems B.V., Retford Limited, Racom Teledata S.p.A., Travidata Inc., Olynet Inc. and Coporga, Inc. (2)

4.2  Specimen Certificate representing Common Stock (1)

10.1 Stockholders' Agreement among Galileo International, Inc., certain of its Stockholders and certain related parties of such Stockholders (2)

10.2 Services Agreement among Galileo International, L.L.C., United Air Lines, Inc., US Airways, Inc. and Air Canada (2)

10.3  Services   Agreement  between  Galileo  International, L.L.C. and SwissAir
      Swiss Air Transport Ltd. (2)

10.4  Form  of  Services   Agreement   between  the  Registrant and  Koninklijke
      Luchtvaart Maatschappij N.V. (1)

10.5 Amended and Restated Non-Competition Agreement among Galileo International, Inc., Galileo International, L.L.C., and United Air Lines, Inc., UAL Corporation, Covia LLC, Air Wisconsin, Inc. and Air Wis Services Inc. together with Schedule 1 indicating other substantially similar agreements (2) (9)

10.6 Rights Waiver Agreement between SAirGroup and Galileo International Partnership (2)

10.7  Form  of   Rights   Waiver   Agreement   between  Koninklijke   Luchtvaart
      Maatschappij N.V. and Galileo International Partnership (1)

10.8 Credit Agreements:
     (a) Amended and Restated $200,000,000 364-Day Credit Agreement (7)
          (i) Amendment No.  1
     (b)  $400,000,000  Five-Year  Credit  Agreement  (2)
          (i)  Assignment  and Assumption  Agreement  (4)
          (ii)  Amendment  No. 1 (4)
          (iii)  Amendment No. 2 (6)
          (iv) Amendment No. 3
     (c) Galileo Canada ULC $34,391,917 Credit Agreement (6)

10.9 Galileo International, Inc. Guaranty (6)

10.10 Hillmead Underlease (1)

10.11 Underlease,   dated  1996,   between   The   Galileo  Company  and  Lucent
      Technologies Network Systems UK Limited (1)

10.12 Lease, dated March 1, 1994, between St. Martins Property Investments Limited and The Galileo Company (1)

10.13 Lease, dated December 2, 1987, between St. Martins Property Investments Limited and Galileo Distribution Systems Limited (1)

10.14 Englewood, Colorado Office Lease, dated April 18, 1988 (1)

10.15 First Amendment to Englewood,  Colorado Office Lease,  dated June 23, 1988
      (1)

10.16 Rosemont Office Lease, dated March 31, 1995 (1)

10.17 Term Lease Master Agreement dated May 9, 1988, between IBM Credit Corporation and Covia Partnership (1)

10.18 Master Lease Agreement, dated November 11, 1988, between Comdisco, Inc. and Covia Partnership (1)

10.19 Software License Agreement, dated August 1, 1994 between Allen Systems Group, Inc. and Galileo International (1)

10.20 Program Product Master License Agreement between Candle Corporation and Galileo International Partnership (1)

10.21 Foundation License Addendum to Order Form between Galileo International and Computer Associates International, Inc. (1)
      (a) Amendment No. 1 to the Addendum to Order Form

10.22 Software License Agreement and Addendum, dated August 19, 1994, between Sterling Software (U.S.A.), Inc. and Galileo International (1)

10.23 Master Equipment Lease, dated April 4, 1996, between AT&T Systems Leasing Corporation and Galileo International Partnership (1)

10.24 Dun & Bradstreet Software Services Inc. License Agreement (1)

10.25 Master Agreement for MCI Enhanced Services, dated February 14, 1996, between MCI Telecommunications Corporation and Galileo International Partnership (1)
      (a) Second Amendment to the Master Agreement for MCI Enhanced Services (4)
      (b) Amendment Number Three to Master Agreement for Enhanced Services (4)

10.26 Communications Services Agreement, dated April 1, 1997, between Galileo International and AT&T Corp. (1)

10.27 Form of Galileo International Distributor Sales and Service Agreement (1)

10.28 Form of Global Airline Distribution Agreement (1)

10.29 Agreement for the Provision of Services between The Galileo Company and Galileo International Partnership (1)

10.30 AT&T Contract Tariff Order (6)

10.31 AT&T OneNet Contract dated December 28, 1999

*10.32 Galileo International Severance Plan (1)

*10.33 Galileo International Savings and Investment Plan (1)
       (a) First Amendment to the Galileo International Savings and Investment Plan effective January 1, 1995 (8)
       (b) Second Amendment to the Galileo International Savings and Investment Plan effective December 31, 1997 (8)
       (c) Third Amendment to the Galileo International Savings and Investment Plan effective February 1, 1999 (8)

*10.34 Galileo International Car Policy (1)

*10.35 Galileo Retirement and Death Benefit Scheme (1)

*10.36 Galileo International Employee Pension Plan (1)

*10.37 Galileo International Flextrack Benefits Plan (1)

*10.38 Galileo International Retiree Medical Plan (1)

*10.39 Galileo International,  Inc. 1997 Stock Incentive Plan, as revised May 1,
       1998 (5)

*10.40 Galileo International, Inc. 1997 Non-Employee Director Stock Plan (1)

*10.41 Form of Deferred Compensation Arrangements For Senior Officers of Galileo
       International, Inc. (3)

*10.42 Galileo UK Health Benefit Policy (1)

*10.43 Employment Agreement of James E. Barlett

*10.44 Travel Accident Insurance Plan
       (a)  Plan specific for Asia, the Americas and Pacific
       (b)  Plan specific for Africa, Europe and the Middle East

*10.45 Galileo International Management Incentive Plan 1998 Plan Summary (6)

*10.46 Non-Qualified  Stock Option  Agreement  (Standard Form - Executive Group)
       (6)

*10.47 Non-Qualified  Stock Option  Agreement  (Standard Form - Non-Employee
       Directors) (6)

11.1  Computation of Per Share Earnings

21.1  Subsidiaries of the Registrant

23.1  Consent of KPMG

27.1  Financial Data Schedule

(1) Incorporated by reference to Exhibits 1.1, 2.2, 4.2 10.4, 10.9, 10.11 through 10.40, 10.42, 10.44, 10.45 and 23.2 to the Company's Registration Statement on Form S-1, including all amendments (Registration No. 333-27495).

(2) Incorporated by reference to Exhibits 2.1, 2.3, 2.4 through 4.1, 10.1 through 10.3, 10.5 through 10.8, 10.10 and 10.41 to the Company's Form 10-Q for the quarterly period ended June 30, 1997.

(3) Incorporated by reference to Exhibit 10.43 to the Company's Form 10-Q for the quarterly period ended September 30, 1997.

(4) Incorporated by reference to Exhibit 10.10 and 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5) Incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement filed June 1, 1998 (Registration No. 333-55767).

(6) Incorporated by reference to Exhibits 10.1-10.8 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.

(7) Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 1998.

(8)   Incorporated  by  reference  to  Exhibit  4.3(b)  through  4.3(d)  to  the
      Company's  Form  S-8   Registration   Statement  filed  February  1,  1999
      (Registration No. 333-71507).

(9) Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.


* Management contract or compensatory plan or arrangement.

                                                             Exhibit 10.8 (a)(i)
CONFORMED COPY


            AMENDMENT NO. 1 TO AMENDED AND RESTATED CREDIT AGREEMENT


      AMENDMENT dated as of November 18, 1998 to the Amended and Restated Credit Agreement dated as of July 22, 1998 (the "Credit Agreement") among GALILEO INTERNATIONAL, INC. (the "Borrower"), the BANKS party thereto (the "Banks") and MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as Agent (the "Agent").

                              W I T N E S S E T H :

      WHEREAS, the parties hereto desire to amend the Credit Agreement in certain respects as more fully set forth below;

      NOW, THEREFORE, the parties hereto agree as follows:

      SECTION 1. Defined Terms;  References.
Unless otherwise specifically defined herein, each term used herein which is defined in the Credit Agreement has the meaning assigned to such term in the Credit Agreement. Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference and each reference to "this Agreement" and each other similar reference contained in the Credit Agreement shall, after this Amendment becomes effective, refer to the Credit Agreement as amended hereby.

      SECTION 2.  Amendments to the Credit Agreement.

      (a) The definition of Restricted Payment in Section 1.01 is amended by the addition of the following proviso:

      ; provided that repurchases by the Borrower of shares of its common stock subsequent to October 31, 1998 shall not constitute Restricted Payments to the extent that the aggregate amount expended for such repurchases subsequent to October 31, 1998 does not exceed $250,000,000.

      (b) The definition of Material Debt in Section 1.01 is amended by changing the parenthetical "(other than the Notes)" to read "(other than (i) the Loans and (ii) Debt owing to the Borrower or to a wholly-owned Subsidiary of the Borrower)".

      (c) The definition of Material Financial Obligations in Section 1.01 is amended by the addition of the following parenthetical phrase immediately following the words "Derivatives Obligations" in the first sentence:

      (other than (i) the Loans and (ii) Debt or other obligations owing to the Borrower or to a wholly-owned Subsidiary of the Borrower).

      (d)  The  figure   "$10,000,000"   in   Section   2.13(a)  is  changed  to
"$5,000,000".

      (e) The figures "90" and "45" appearing in subsections (a) and (b), respectively, of Section 5.01 are changed to "100" and "50".

          SECTION 3. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of New York.

          SECTION 4. Counterparts. This Amendment may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

      SECTION 5.  Effectiveness.  This Amendment shall
become effective on the date when the Agent shall have received from each of the Borrower and the Required Banks a counterpart hereof signed by such party or facsimile or other written confirmation (in form satisfactory to the Agent) that such party has signed a counterpart hereof.

      IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the date first above written.

                              GALILEO INTERNATIONAL, INC.


                              By: /s/ Paul H. Bristow
                                  ---------------------------------
                                  Title: Senior Vice President and
                                           Chief Financial Officer


                              MORGAN GUARANTY TRUST COMPANY OF
                                  NEW YORK


                              By: /s/ Diana H. Imhof
                                  ---------------------------------
                                  Title: Vice President


                              BANK OF AMERICA NATIONAL TRUST
                                  AND SAVINGS ASSOCIATION


                              By: /s/ Nelson D. Albrecht
                                  ---------------------------------
                                  Title: Vice President


                              BANK OF MONTREAL


                              By: /s/ Leon H. Sinclair
                                  ---------------------------------
                                  Title: Director


                              MIDLAND BANK PLC


                              By: /s/ Dean Cooper
                                  ---------------------------------
                                  Title: Corporate Banking Manager


                              THE BANK OF TOKYO-MITSUBISHI,
                                  LTD., CHICAGO BRANCH


                              By: /s/ Hajime Watanabe
                                  ---------------------------------
                                  Title: Deputy General Manager


                              THE SUMITOMO BANK, LIMITED
                                  CHICAGO BRANCH


                              By: /s/ John H. Kemper
                                  ---------------------------------
                                  Title: Senior Vice President


                              ABN AMRO BANK N.V.


                              By: /s/ John L. Church
                                  ---------------------------------
                                  Title: Group Vice President


                              By: /s/ Angela Reitz
                                  ---------------------------------
                                  Title: Vice President

                              BANK AUSTRIA CREDITANSTALT
                                  CORPORATE FINANCE, INC.
                                  (as successor by assignment to Bank
                                  Austria Aktiengesellschaft, New York
                                  Branch)


                              By: /s/ Martin Rahe
                                  ---------------------------------
                                  Title: Senior Vice President


                              By: /s/ David W. Hanni
                                  ---------------------------------
                                  Title: Vice President


                              CREDIT LYONNAIS
                                  NEW YORK BRANCH


                              By: /s/ Philippe Soustra
                                  ---------------------------------
                                  Title: Senior Vice President


                              SOCIETE GENERALE
                                  CHICAGO BRANCH


                              By: /s/ Jose A. Moreno
                                  ---------------------------------
                                  Title: Director

                              UBS AG, STAMFORD BRANCH


                              By: /s/ Denise M. Clerkin
                                  ---------------------------------
                                  Title: Associate Director
                                  Loan Portfolio Support, US


                              By: /s/ Richart T. Conway
                                  ---------------------------------
                                  Title: Associate Director
                                  Loan PortfolioSupport, US


                              THE NORTHERN TRUST COMPANY


                              By: /s/ Mark Taylor
                                  ---------------------------------
                                  Title: Second Vice President


                              THE SANWA BANK, LIMITED,
                                  CHICAGO BRANCH


                              By: /s/ Gordon P. Holtby
                                  ---------------------------------
                                  Title: Vice President and Manager


                              WESTDEUTSCHE LANDESBANK
                                  GIROZENTRALE


                              By: /s/ Lisa Walker
                                  ---------------------------------
                                  Title: Vice President


                               By:  /s/ Elisabeth R. Wilds
                                  ---------------------------------
                                  Title: Associate


                              THE LONG-TERM CREDIT BANK OF
                                  JAPAN, LTD.


                              By: /s/ Armund J. Schoen, Jr.
                                  ---------------------------------
                                  Title: Senior Vice President

                                             Exhibit 10.8 (b) (iv)
CONFORMED COPY


          AMENDMENT NO. 3 TO FIVE-YEAR CREDIT AGREEMENT


      AMENDMENT dated as of November 18, 1998 to the Five-Year Credit Agreement dated as of July 23, 1997 (as heretofore amended, the "Credit Agreement") among GALILEO INTERNATIONAL, INC. (the "Borrower"), the BANKS party thereto (the "Banks") and MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as Agent (the "Agent").

                       W I T N E S S E T H :

      WHEREAS, the parties hereto desire to amend the Credit Agreement in certain respects as more fully set forth below;

      NOW, THEREFORE, the parties hereto agree as follows:

      SECTION 1. Defined Terms;  References.
Unless otherwise specifically defined herein, each term used herein which is defined in the Credit Agreement has the meaning assigned to such term in the Credit Agreement. Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference and each reference to "this Agreement" and each other similar reference contained in the Credit Agreement shall, after this Amendment becomes effective, refer to the Credit Agreement as amended hereby.

      SECTION 2.  Amendments to the Credit Agreement.

      (a) The definition of Restricted Payment in Section 1.01 is amended by the addition of the following proviso:

      ; provided that repurchases by the Borrower of shares of its common stock subsequent to October 31, 1998 shall not constitute Restricted Payments to the extent that the aggregate amount expended for such repurchases subsequent to October 31, 1998 does not exceed $250,000,000.

      (b) The definition of Material Debt in Section 1.01 is amended by changing the parenthetical "(other than the Notes)" to read "(other than (i) the Loans and (ii) Debt owing to the Borrower or to a wholly-owned Subsidiary of the Borrower)".

      (c) The definition of Material Financial Obligations in Section 1.01 is amended by the addition of the following parenthetical phrase immediately following the words "Derivatives Obligations" in the first sentence:

      (other than (i) the Loans and (ii) Debt or other obligations owing to the Borrower or to a wholly-owned Subsidiary of the Borrower).

      (d)  The  figure   "$10,000,000"   in   Section   2.13(a)  is  changed  to
"$5,000,000".

      (e) The figures "90" and "45" appearing in subsections (a) and (b), respectively, of Section 5.01 are changed to "100" and "50".

      SECTION 3.  Governing Law.

This Amendment shall be governed by and construed in accordance with the laws of the State of New York.

      SECTION 4.  Counterparts.

This Amendment may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

      SECTION 5.  Effectiveness.

This Amendment shall become effective on the date when the Agent shall have received from each of the Borrower and the Required Banks a counterpart hereof signed by such party or facsimile or other written confirmation (in form satisfactory to the Agent) that such party has signed a counterpart hereof.


Amendment to be duly executed as of the date first above written.

                                  GALILEO INTERNATIONAL, INC.



                              By: /s/ Paul H. Bristow
                                  Title: Senior Vice President and
                                           Chief Financial Officer


                              MORGAN GUARANTY TRUST COMPANY OF
                                  NEW YORK



                              By: /s/ Diana H. Imhof
                                  Title: Vice President


                              BANK OF AMERICA NATIONAL TRUST
                                  AND SAVINGS ASSOCIATION



                              By: /s/ Nelson D. Albrecht
                                  Title: Vice President


                              BANK OF MONTREAL



                              By: /s/ Leon H. Sinclair
                                  Title: Director


                              MIDLAND BANK PLC



                              By: /s/ Dean Cooper
                                  Title: Corporate Banking Manager


                              THE BANK OF TOKYO-MITSUBISHI,
                                  LTD., CHICAGO BRANCH



                              By: /s/ Hajime Watanabe
                                  Title: Deputy General Manager


                              THE SUMITOMO BANK, LIMITED
                                  CHICAGO BRANCH



                              By: /s/ John H. Kemper
                                  Title: Senior Vice President



                              ABN AMRO BANK N.V.


                              By: /s/ John L. Church
                                  Title: Group Vice President

                              By:  /s/ Angela Reitz
                                  Title: Vice President


                                  BANK AUSTRIA



                              By:  /s/ Martin Rahe
                                  Title: Senior Vice President

                              By: /s/ David W. Hanni
                                  Title: Vice President



                              CREDIT LYONNAIS
                                  NEW YORK BRANCH



                              By: /s/ Philippe Soustra
                                  Title: Senior Vice President


                              ROYAL BANK OF CANADA



                              By: /s/ Michael J. Madnick
                                  Title: Senior Manager



                              SOCIETE GENERALE
                                  CHICAGO BRANCH



                              By: /s/ Jose A. Moreno
                                  Title: Director


                                     UBS AG,
                                  STAMFORD BRANCH



                              By: /s/ Denise M. Clerkin
                                  Title: Associate Director
                                      Loan Portfolio Support, US



                              By: /s/ Richard T. Conway
                                  Title: Associate Director
                                      Loan Portfolio Support, US

                              THE NORTHERN TRUST COMPANY



                              By: /s/ Mark Taylor
                                  Title: Second Vice President



                              THE SANWA BANK, LIMITED,
                                  CHICAGO BRANCH



                              By: /s/ Gordon P. Holtby
                                  Title: Vice President and Manager


                              WESTDEUTSCHE LANDESBANK
                                  GIROZENTRALE



                              By: /s/ Lisa Walker
                                  Title: Vice President


                              By /s/ Elisabeth R Wilds
                                  Title: Associate


                              THE LONG-TERM CREDIT BANK OF
                                  JAPAN, LTD.



                              By: /s/ Armund J. Schoen, Jr.
                                  Title: Senior Vice President

                                                Exhibit 10.21 (a)



                                    ADDENDUM
                                       TO
                                   ORDER FORM
                                       OF
                     GALILEO INTERNATIONAL LLC ("LICENSEE")
                                       AND
                 COMPUTER ASSOCIATES INTERNATIONAL, INC. ("CA")





The attached Order Form and the referenced License Agreement are amended to add the following provisions with respect to Licensee's use of the Licensed Program listed in Exhibit "A". (The Order Form, License Agreement and this Addendum are referred to collectively as the "MIPS Based License.") In the event of any conflict between the terms of this MIPS Based License Addendum and those of either the Order Form or the referenced License Agreement, the terms of this Addendum shall prevail. Capitalized terms used herein without definition are used as defined in the attached Order Form and the referenced License Agreement.

1.    Definitions.

      (a)The "Licensee" shall mean, individually and collectively, Licensee and Licensee's majority-owned subsidiaries. No other third person shall be or be deemed to be entitled to the use or benefit of the Licensed Program at any Licensee Site.

      (b)The "Licensee Site(s)" shall mean the data center site(s) identified on Exhibit "B" to this Addendum which Licensee represents are owned, operated or controlled by Licensee.

      (c)"MIPS Capacity" shall mean the aggregate computing power (expressed in millions of instructions per second and rounded to the next even multiple of 10) of all computers located at the Licensee Site(s), or which can remotely access such computers, irrespective of the platform designation of the hardware or operating systems, provided that such remote computer is capable of accessing, using, executing or benefiting from the Licensed Program. Notwithstanding the above, the parties agree that the MIPS associated exclusively with the parallel sysplex coupling facility shall not be considered for the purpose of calculating the MIPS Capacity hereunder.

2. License Fee. The initial License Fee, inclusive of usage and maintenance of the Licensed Programs for the term expiring on January 29, 2002, is $XXXXXX payable as follows:

                  Amount                        Due

                                        September 30, 1998
                                        September 30, 1999
                                        September 30, 2000

3. Authorized Use. The Licensed Programs may be used only by and for the benefit, and to process exclusively the data, of Licensee at the Licensee Site(s), provided that the MIPS Capacity does not exceed 1060 MIPS (the "Licensed MIPS Capacity"). Any increase in Licensed MIPS Capacity shall be subject to paragraph 4 hereof. The Supplemental License Fee shall be due and payable, without any requirement of notice or demand by CA, within 30 days of the date on which the MIPS Capacity exceeds the Licensed MIPS Capacity.

4. Supplemental License Fee. Licensee may increase the Licensed MIPS Capacity upon prior written notice to CA and payment of CA's Supplemental License Fee calculated using CA's then prevailing fee schedule, as well as an annual UMF equal to $1,036 per MIPS. In each instance, the Supplemental License Fee and initial UMF shall be billable upon Licensee giving CA notice of its desire to increase Licensed MIPS Capacity including by request that CA issue an authorization key for an additional or replacement CPU. Such fees shall be paid within thirty (30) days notwithstanding any installment payment schedule for the initial License Fee. The UMF shall be prorated for the year of the increase and shall be payable in full thereafter. Notwithstanding the foregoing, Licensee shall not be obligated to pay a Supplemental License Fee for any increase in the MIPS Capacity up to 1060 MIPS, but shall only be obligated to pay the annual UMF respecting such additional MIPS. In the event that Licensee exceeds the current Licensed MIPS Capacity, Licensee and CA may negotiate in good faith a new MIPS based license for the Licensed Programs, provided that Licensee shall still be obligated to pay the License Fees due under paragraph 2 hereof.

5. MIPS Capacity Calculation. MIPS Capacity shall be calculated by reference to CA's published schedules of the MIPS capacity of processors. In the event that any particular processor is not accounted for on CA's schedule, the manufacturer's published specification of MIPS capacity shall control.. With respect only to the IBM 9672E Series of processors, the MSU standard (expressed in millions of service units), shall be multiplied by a factor of
   5.4 to yield the corresponding MIPS Capacity. In the event that the MIPS capacity of a particular CPU is in question, then the average of the MIPS ratings of Comdisco and The Meta Group will be used.

6. Quarterly Reports; Audit. On or before the 15th day following each calendar quarter beginning with the first full quarter commencing after the effective date of this Order Form (the "Effective Date"), Licensee shall report to CA in writing, as of the end of each such quarter, the MIPS Capacity at each Licensee Site, listing each CPU located at, or remotely accessing, each Licensee Site by manufacturer, model, operating system, location and (except for micro processors) the serial number thereof. CA shall thereupon review such report and advise Licensee of any applicable Supplemental License Fee and annual UMF due. The parties agree that in order to verify the accuracy of Licensee's report, Licensee will, at CA's request upon reasonable notice, grant CA access to each Licensee Site, and Licensee shall provide any further information as CA may reasonably require.

7. License Suspension. All licenses and Order Forms respecting use of the Licensed Programs granted to Licensee by CA or any of its predecessors for use at any Licensee Site are hereby suspended subject to their reinstatement upon termination of this license and Licensee's election to revert to prior license terms under paragraph 9 section II of this Agreement, subject, however, to the obligations of Licensee (a) to pay all contracted payments when and as the same shall otherwise have become due and payable but for such termination, and (b) to maintain the confidentiality of the Licensed Program and comply with the non-disclosure provisions of such terminated licenses. Any future use of or access to the Licensed Program by Licensee at any Licensee Site shall be controlled exclusively by the terms of the referenced License Agreement and this Order Form, including this and any other Addendum thereto.

8. License Transfers. Not withstanding any provision of any license granted by CA or its predecessors (regardless of when such license was or is granted),
   (a) the Licensed Programs may be used during the existence of this license at a Licensee Site only pursuant to this MIPS Based License and under no circumstances pursuant to any other license; (b) no other license may be transferred to a Licensee Site and (c) the Licensed Programs may not be transferred to a Licensee Site from any other site; even if the Licensed Programs are to be run on the same CPU as the one on which they are currently running.

   In the event that Licensee certifies in writing to CA that it has a bona fide disaster recovery plan with respect to the computer software programs used in its operations, Licensee may make one copy of the Licensed Program for archival purposes and use such archival copy on a CPU other than the designated CPU or at an installation site other than that identified on the Order Form, such other CPU or installation site to be owned or controlled by Licensee. The use of such archival copy shall be limited (a) for purpose of conducting limited testing of the disaster recovery plan's procedures and effectiveness (which testing shall not exceed one week in any three month period) and (b) during any period subsequent to the occurrence of an actual disaster during which the Licensee cannot operate the Licensed Program and the Designated CPU or at the installation site identified on the Order Form. Licensee agrees to furnish such further documentation with respect to its disaster recovery plan and procedures as CA may reasonably request from time to time.

9. Term and Renewal. This MIPS Based License shall have an initial term of 40 months. If the parties do not agree in writing upon renewal payment terms prior to the expiration of the then current term, (a) the then prevailing MIPS Capacity (either 1060 MIPS or the then current Licensed MIPS Capacity, whichever is greater), shall be frozen without Licensee having the right to exceed the same, (b) Licensee shall pay the annual usage and maintenance fee for the Licensed Program based upon CA's then prevailing published fee schedule for software licensed per CPU at each distinct Licensee Site, and
   (c) Licensee may not use the Licensed Program thereafter to process data for any additional entities other than Licensee's majority-owned subsidiaries, or
   II. Licensee may revert to the License Agreement(s) for each respective Licensed Program as applicable immediately preceding the Effective Date of this Agreement under which the Licensed Programs may be used on CPU(s) with an aggregate MIPS capacity up to the then prevailing licensed MIPS capacity (which shall in no event be less than 1060 MIPS).

10.Confidentiality. Licensee hereby acknowledges that the terms of the license granted hereunder by CA are personal to Licensee and are highly confidential except as required by law. Licensee hereby agrees that it shall not disclose any of the terms of this Agreement (including, without limitation, the terms relating to pricing and authorized use) to any person or entity other than Licensee's employees, auditors, and attorneys who have a need to know such information in connection with their performance of services for Licensee except as required by law.

11.Total Client Care (TCC) Program. Licensee will be, and will remain, enrolled in CA's TCC Program during the initial term hereof and any renewal period.

12.Eligibility. Licensee represents that neither it nor any subsidiary is engaged in the business of providing data processing services to third persons under any facility management, service bureau, outsourcing or similar arrangement, and Licensee agrees not to use or operate or permit use or operation of the Licensed Programs under any such arrangement, except as provided in paragraph 17 of this Agreement.

13.Future  Product  Discount.  At any time  after the first  anniversary  of the effective date of this Order Form (the "Effective Date") and prior to expiration of the initial term of the license granted hereby (the "Term"), Licensee may give CA written notice of its intention not to renew this license respecting any Licensed Program as of the expiration of the Term (the "Notice"). In such event, CA shall grant Licensee a discount equal to the aggregate of that portion of the installment(s) of the license fee respecting such Licensed Program due on the next anniversary of the Effective Date following CA's receipt of the Notice and on each subsequent anniversary thereof (the "Discount"). Subject to full payment of the license fees due hereunder, Licensee may apply the Discount toward satisfaction of up to: (a) fifty percent (50%) of the installments of CA's prevailing license fees for programs newly licensed during the Term under an A8 or A0 payment option; or
   (b) thirty-five percent (35%) of such license fees payable under a G1 payment option. If at expiration of the Term, Licensee desires to continue usage and maintenance of such Licensed Program, then Licensee shall pay to CA as a one-time renewal fee the aggregate of that portion of the Discount attributable to such Licensed Program actually applied by Licensee as provided herein, plus CA's then prevailing annual UMF. The Discount may not be combined with any other discount or credit then available to Licensee; no portion of the Discount shall be reimbursable in cash; and no portion of the Discount shall survive expiration of the Term. Nothing herein shall affect Licensee's obligation to pay the license fees as provided herein.

14.Year 2000 Compliance: With the exception of CA-7 SMART CONSOLE, CA warrants that, where applicable, the Licensed Programs will be year 2000 compliant. "Year 2000 Compliant" means that the Licensed Programs will have the following capabilities:

   A. Will manage and manipulate data involving dates, including single century formulas and multi-century formulas, and will not cause an abnormally ending scenario within the application or result in incorrect values generated involving such dates; and

   B. Will provide that all date related user interface functionalities and all date related data interface functionalities will be clearly defined to include the definition of century, i.e., where 2 digit year is provided clear definition of the assumptions used for century shall be provided. For example, years 60 through 99 assume century to be 19, while years 00 through 59 assume century to be 20.

   CA warrants that the Licensed Programs shall include, at no cost to Licensee, design and performance so Licensee shall not experience software abending and/or invalid and/or incorrect results from software in the operation of the business of the Licensee. The software design to ensure Year 2000 compatibility shall include, but not limited to, date data century recognition, calculations which accommodate same century and multi-century formulas and date values, and the date data interface values that reflect the century.

15.Amendment. Any amendment of this MIPS Based License must be in writing signed by the parties.

16.Assignment. Notwithstanding anything contained in the Order Form or the License Agreement referenced therein to the contrary, Licensee shall have the right, upon prior written notice to CA, to assign this License to the purchaser of all or substantially all of the assets of Licensee or Licensee's successor by merger or otherwise by operation of law without additional charge, provided that (a) all usage and maintenance fees relating to the Licensed Program(s) shall have been paid through the date of the proposed assignment, and (b) the proposed assignee shall have executed and delivered to CA a License Agreement in the form hereof as well as an Order Form, and Licensee and the proposed assignee shall both have executed and delivered to CA the Assignment Addendum generally used by CA which provides, among other things, that the scope of authorized usage of the Licensed Program shall be restricted to the original licensee hereunder.

17.Notwithstanding any contrary provision of this MIPS Based License, Licensee may use the Licensed Program for discrete application processing. "Discrete Application Processing" shall occur when Licensee provides third party entities with access solely to a proprietary Licensee software application of a public domain software application which requires the Licensed Programs for systems support and operation, but such entities are not provided any direct or indirect access to the Licensed Programs and Licensee does not perform general data processing services for such entities. At no time will Licensee utilize the Licensed Programs to provide general data processing services, nor facilities management, outsourcing or service bureau services.

COMPUTER ASSOCIATES                       LICENSEE:   GALILEO INTERNATIONAL,
INTERNATIONAL, INC                                    L.L.C.

By:    /s/ B. Cergol                            By:     /s/ Lori M. Tobin
      (Authorized Signature)                    (Authorized Signature)
      B. Cergol                                 Lori M. Tobin
      (Name)                                    (Name)
      Division Manager - Sales Account          Senior Manager, Purchasing
      (Title)                                   (Title)
      October 21, 1998                          September 30, 1998
      (Date)                                    (Date)

                                    EXHIBIT A


                                LICENSED PROGRAMS


CA-ACF2
CA-ACF2 VIEWPOINT
CA-ADS/ONLINE
CA-DELIVER
CA-DELIVER TSO/SPIF/ISPF
CA-EASYTRIEVE PLUS
CA-EASYTRIEVE PLUS DB2 OPTION
CA-EASYTRIEVE PLUS IDMS/R OPTION
CA-ELEVEN
CA-ELEVEN/DISASTER RECOVERY
CA-ELEVEN/NOTEPAD
CA-ELEVEN/REPORTS+
CA-ELEVEN/VIEWPOINT
CA-ENDEVOR/MVS
CA-ENDEVOR/MVS AUTO. CONFIG.
CA-ENDEVOR/MVS EXTENDED PROCESSING
CA-ENDEVOR/MVS EXTERNAL SECURITY
CA-ENDEVOR/MVS FOOTPRINT SYNC.
CA-ENDEVOR/MVS PANVALET INTERFACE
CA-IDMS
CA-IDMS DATA DICTIONARY
CA-IDMS DBA TOOLKIT
CA-IDMS DC
CA-IDMS DEV. TOOLKIT
CA-IDMS DISTRIBUTED DATABASE SYS.
CA-IDMS ONLINE QUERY
CA-IDMS PERFORMANCE MONITOR
CA-IDMS/ADS ALIVE
CA-INTERTEST W/XA-ESA
CA-INTERTEST/BATCH
CA-JCLCHECK
CA-MULTI-IMAGE ALLOCATION
CA-MULTI-IMAGE CONSOLE
CA-MULTI-IMAGE INTEGRITY W/O EDIF
CA-ONE
CA-ONE/COPYCAT CA-ONE/VIEWPOINT CA-OPS/MVS II JES 2 CA-OPTIMZIER II CA-PANVALET CA-PANVALET CMS OPTION CA-PANVALET ISPF CA-PDSMAN (5) ALL COMPONENT CA-SEVEN
CA-SEVEN/NOTEPAD   CA-SEVEN/REPORT  BALANCING  CA-SEVEN/REPORTS+  CA-SEVEN/SMART
CONSOLE   CA-SEVEN/VIEWPOINTCA-VIEW   CA-VIEW   CA-VIEW   ERO   OPTION   CA-VIEW
TSO/SPF/ISPF INTERFACE CA-VIEW VTAM CA-XCOM FOR MVS CA-View





CA-IDMS DBA TOOLKIT includes:
CA-IDMS/ADS TRACE
CA-IDMS/DB EXTRACTOR
CA-IDMS/DC SORT
CA-IDMS/DICTIONARY MIGRATOR
CA-IDMS/DICTIONARY MODULE EDITOR
CA-IDMS/DICTIONARY QUERY FACILITY
CA-IDMS/ONLINE TEST

CA-IDMS DEV. TOOLKIT includes:
CA-IDMS/DB ANALYZER
CA-IDMS/DB AUDIT
CA-IDMS/DB REORG
CA-IDMS/DML ONLINE
CA-IDMS/JOURNAL ANALYZER CA-IDMS/LOG ANALYZER CA-IDMS/MASTERKEY CA-IDMS/ONLINE LOG DISPLAY CA-IDMS/SCHEMA MAPPER CA-IDMS/TASK ANALYZER

                                    EXHIBIT B




                                  LICENSEE SITE

                            Galileo International LLC
                             5350 South Valentia Way
                            Englewood, Colorado 80111

                                                                  Exhibit 10.31
                          GENERAL TERMS AND CONDITIONS

                                AT&T PROPRIETARY
                                AT&T PROPRIETARY
                                     020698


                                MASTER AGREEMENT

   CUSTOMER Name                  AT&T                    AT&T Contact

   Galileo International, L.L.C.                          R. J. Paliseno
                                                          District Manager
                                                          Master Agreement Team
   Address                        Address                 AT&T Telephone No.
   5350 S Valentia Way            55 Corporate Drive      908-658-7028
   Englewood   CO      80111      Room 32B17A             AT&T Telefax:
                                  Bridgewater     NJ      908-306-3788
                                  08807
   City             State         City
   Zip Code                       State   Zip Code

   CUSTOMER Billing Address:
   Attention:  Network Finance
   5350 S Valentia Way
   Englewood   CO     80111
   City             State   Zip
   Code

   This Agreement consists of this Cover Sheet, the attached General Terms and Conditions, the Addendum to Master Agreement and all Service Attachments ("Attachments") attached hereto or subsequently signed by the parties (collectively, this "Agreement"). In the event of conflict between the General Terms and Conditions and any Attachment, the Attachment shall take precedence.

   This Agreement shall become effective when signed by both parties and shall continue in effect for as long as any Attachment remains in effect, unless earlier terminated in accordance with the provisions of the Agreement. The term of each Attachment is stated in the Attachment.

   As of the effective date of this Agreement, the Attachments are as follows:

   AT&T Contract Tariff

   CUSTOMER'S   SIGNATURE  BELOW   ACKNOWLEDGES   THAT  CUSTOMER  HAS  READ  AND
   UNDERSTANDS EACH OF THE TERMS AND CONDITIONS OF THIS AGREEMENT AND AGREES TO BE BOUND BY THEM.


   CUSTOMER: Galileo International,               AT&T CORP.
   L.L.C.___________
                                                  By: /s/ Robert R. Marcucci
   By: /s/ James E. Barlett                          (Authorized Signature)
      (Authorized Signature)


      James E. Barlett                              Robert R. Marcucci
   (Typed or Printed Name)                        (Typed or Printed Name)

     Chairman, President & CEO                       Division Manager
   (Title)                                         (Title)
     December 21, 1998                               December 28, 1998
   -------------------                             -------------------
   (Date)                                          (Date)

                          GENERAL TERMS AND CONDITIONS

                                AT&T PROPRIETARY
The following terms and conditions shall apply to the provision and use of the products and services (individually a "Service" and collectively the "Services" ) provided pursuant to the Attachments.

1.0   DEFINITIONS
1.1 "Affiliate" of a party means any entity that controls, is controlled by or is under common control with such party, and, in the case of AT&T, it also means any entity which AT&T has authorized to offer any Service or part of any Service. 1.2 "Content" means information made available, displayed or transmitted in connection with a Service (including, without limitation, information made available by means of an HTML "hot link", a third party posting or similar means) including all trademarks, service marks and domain names contained therein as well as the contents of any bulletin boards or chat forums, and, all updates, upgrades, modifications and other versions of any of the foregoing. 1.3 "User" means anyone whom CUSTOMER allows, by action or omission, to use or access any Service including, without limitation, CUSTOMER'S Affiliates.

2.0   CHARGES AND BILLING
2.1 CUSTOMER shall pay AT&T for its and Users' use of the Services at the rates and charges specified in the Attachments, without deduction, setoff or delay for any reason, including circumstances arising under any other Attachment. Charges set forth in the Attachments are exclusive of any applicable taxes. CUSTOMER may be required to pay a deposit before Services are provided if AT&T determines that CUSTOMER is not creditworthy or as specified in Section 10.1. 2.2 CUSTOMER shall pay all shipping charges, taxes (excluding those on AT&T's net income) and other similar charges (and any related interest and penalties) relating to the sale, transfer of ownership, installation, license, use or provision of the Services, except to the extent a valid tax exemption certificate is provided by CUSTOMER to AT&T prior to the delivery of Services. 2.3 Payment is due within 30 days after the date of invoice and shall refer to the invoice number. Restrictive endorsements or other statements on checks accepted by AT&T will not apply. CUSTOMER shall reimburse AT&T for all costs (including reasonable attorney fees) associated with collecting delinquent or dishonored payments. At AT&T's option, interest charges may be added to any past due amounts at the lower of 1.5% per month or the maximum rate allowed by law.

3.0   RESPONSIBILITIES OF THE PARTIES
3.1 AT&T shall provide Services to CUSTOMER in accordance with the terms and conditions and at the charges specified in this Agreement. 3.2 CUSTOMER warrants that its and Users' use of the Services and the Content will at all times comply with all applicable laws, regulations and written and electronic instructions for use. AT&T reserves the right to terminate affected Attachments, suspend affected Services and/or remove CUSTOMER or Users' Content from the Services if AT&T (i) determines, in its sole discretion, that AT&T's public image, reputation or goodwill will be adversely affected or that such use or Content does not conform with the requirements set forth in this Agreement, or that AT&T could be subject to liability; or (ii) receives notice from anyone that CUSTOMER's or Users' use or Content may violate any laws or regulations. AT&T's actions or inaction under this Section shall not constitute review or approval of CUSTOMER's or Users' use or Content. 3.3 AT&T grants to CUSTOMER the right to permit Users to access and use the Services, provided that CUSTOMER shall remain solely responsible for such access and use and shall defend, indemnify and hold harmless AT&T from and against all Damages (including, without limitation, reasonable attorney fees), whether or not arising out of third-party claims and regardless of the form of action, whether in contract, tort, strict liability or otherwise, concerning or relating to: any noncompliance by CUSTOMER or Users with any provision of this Agreement; negligent acts or omissions by CUSTOMER or Users; CUSTOMER's or Users' Content or use of the Services; and claims by any User relating to any Service failure, defect or outage.

4.0   USE OF INFORMATION
4.1 All documentation, technical information, Software, business information, proposals for new Services or other materials that are disclosed by either party to the other in the course of performing this Agreement shall be considered proprietary information ("INFORMATION") of the disclosing party, provided such information is in written or other tangible form that is clearly marked as "proprietary" or "confidential", or is disclosed orally and is both identified as proprietary or confidential at the time of disclosure and summarized in a writing so marked within 15 business days following the oral disclosure. This Agreement shall be deemed to be AT&T INFORMATION. 4.2 Each party's INFORMATION shall, for a period of 3 years following its disclosure (except in the case of Software, for an indefinite period): (i) be held in confidence; (ii) be used only for purposes of performing this Agreement and using the Services; and,
(iii) not be disclosed except to the receiving party's employees, agents and contractors having a need-to-know (provided that such agents and contractors are not direct AT&T competitors and agree in writing to use and disclosure restrictions as restrictive as this Article 4) or to the extent required by law.
4.3 The restrictions in Section 4.2 shall not apply to any information that: (i) is independently developed by the receiving party; or (ii) is lawfully received by the receiving party free of any obligation to keep it confidential; or (iii) becomes generally available to the public other than by breach of this Agreement. 4.4 CUSTOMER authorizes AT&T to: (i) monitor and record calls and transmissions using the Services and calls or transmissions to AT&T concerning the Services in order to detect fraud, check quality and operate, maintain and repair the Services; and (ii) disclose such information to the extent AT&T deems it is legally required.

5.0  PUBLICITY AND MARKS
5.1 No public statements or announcements relating to this Agreement shall be issued by either party without the prior written consent of the other party. 5.2 Each party agrees not to display or use, in advertising or otherwise, any of the other party's trade names, logos, trademarks, service marks or other indicia of origin (collectively "Marks") without the other party's prior written consent, provided that such consent may be revoked at any time.

6.0   SOFTWARE
6.1 AT&T grants CUSTOMER a personal, non-transferable and non-exclusive license (without the right to sublicense) to use, in object code form, all software and associated written and electronic documentation and data furnished pursuant to the Attachments (collectively, the "Software"), solely in connection with the Services and solely in accordance with applicable written and electronic documentation. CUSTOMER will refrain from taking any steps to reverse assemble, reverse compile or otherwise derive a source code version of the Software. The Software shall at all times remain the sole and exclusive property of AT&T or its suppliers. "Third-Party Software" means Software that bears a copyright notice of a third party. "AT&T Software" means all Software other than Third-Party Software. 6.2 CUSTOMER shall not copy or download the Software, except to the extent expressly provided otherwise in the applicable documentation for the Service or in a writing signed by AT&T. Any copy must contain the same copyright notices and proprietary markings as the original Software. 6.3 CUSTOMER shall ensure that its employees and Users comply with the terms and conditions of this Article 6. 6.4 The term of the license granted hereunder shall be coterminous with the Attachment which covers the Software.
6.5 CUSTOMER agrees to comply with any additional restrictions that are provided with any Third-Party Software. 6.6 AT&T warrants that all AT&T Software will perform substantially in accordance with its applicable published specifications during a warranty period of ninety (90) days beginning on the date of delivery of the AT&T Software to CUSTOMER. If CUSTOMER returns to AT&T, within the 90-day warranty period, any AT&T Software that does not comply with this warranty, then AT&T, at its option, will either repair or replace the portion of the AT&T Software that does not comply or refund the amount paid by CUSTOMER for such failed or defective AT&T Software. This warranty will apply only if the AT&T Software is used in accordance with the terms of this Agreement and is not altered, modified or tampered with by CUSTOMER or Users.

7.0   DISPUTE RESOLUTION
7.1 Except as described in Section 7.3, all disputes, controversies or claims, whether based in contract, tort, statute, fraud, misrepresentation or any other legal theory, arising out of or relating to this Agreement and the Services provided under this Agreement ( collectively, "Disputes"), not resolved amicably between the parties shall be settled by final and binding arbitration conducted in New York or other mutually agreed location by one neutral arbitrator, in accordance with this Agreement and the then current Commercial Arbitration Rules of the American Arbitration Association ("AAA"). The arbitrability of Disputes shall also be determined by the arbitrator. Each party shall bear its own expenses and the parties shall equally share the filing and other administrative fees of the AAA and the expenses of the arbitrator, except that the arbitrator shall be entitled to award a different allocation of costs and fees where the arbitrator determines that a filed claim is frivolous. Any award of the arbitrator shall be in writing and shall state the reasons for the award. Judgment upon an award may be entered in any Court having competent jurisdiction. The arbitrator shall not have the power to award any damages in excess of the liability limitations set forth in this Agreement, including any Attachment. The arbitrator shall not have the power to order pre-hearing discovery of documents or the taking of depositions, but may compel attendance of witnesses and the production of documents at the hearing. The Federal Arbitration Act, 9 U.S.C. Sections 1 to 14, shall govern the interpretation and enforcement of this Section 7.1. 7.2 The parties, their representatives and participants and the arbitrator shall hold the existence, content and result of the arbitration in confidence, except to the limited extent necessary to enforce a final settlement agreement or to obtain or enforce a judgment on an arbitration decision and award. 7.3 Disputes relating to: (i) the lawfulness of rates, terms, conditions or practices concerning Services that are subject to the Communications Act of 1934, as amended, or the rules and regulations of the FCC, a state public utility commission or other administrative agency; or (ii) non-compliance with Articles 4, 5 or 6 of this Agreement, a violation of which would cause irreparable harm for which damages would be inadequate; or (iii) billing or payment of charges under an Attachment where the amount in controversy is less than $50,000; or (iv) Software, technology or other intellectual property; shall be exempt from the binding arbitration requirement described in Section 7.1. As to Disputes described in this Section 7.3, the claimant reserves the right to seek relief from an administrative agency or a court of competent jurisdiction, as appropriate.

8.0   FORCE MAJEURE
Neither AT&T nor CUSTOMER shall be liable for any delay, failure in performance, loss or damage due to: fire, explosion, power blackout, earthquake, flood, the elements, strike, embargo, labor disputes, acts of civil or military authority, war, acts of God, acts or omissions of carriers or suppliers, acts of regulatory or governmental agencies, or other causes beyond such party's reasonable control, whether or not similar to the foregoing, except that CUSTOMER's obligation to pay for charges incurred shall not be excused.

9.0   LIMITATIONS OF LIABILITY
9.1 For purposes of Section 3.3, and Articles 8 and 9 and all other exclusive remedies and limitations of liability set forth in this Agreement or any Attachment, "AT&T" shall be defined as AT&T, its Affiliates, and its and their employees, directors, officers, agents, representatives, subcontractors, interconnection service providers and suppliers; and "Damages" will refer collectively to all injury, damage, liability, loss, penalty, interest and expense incurred. 9.2 AT&T'S ENTIRE LIABILITY, AND CUSTOMER'S EXCLUSIVE REMEDIES AGAINST AT&T, FOR ANY DAMAGES CAUSED BY ANY SERVICE DEFECT OR FAILURE, OR FOR OTHER CLAIMS ARISING IN CONNECTION WITH ANY SERVICE OR THIS AGREEMENT SHALL BE:
(i) FOR BODILY INJURY OR DEATH TO ANY PERSON NEGLIGENTLY CAUSED BY AT&T, CUSTOMER'S RIGHT TO PROVEN DIRECT DAMAGES; (ii) FOR DEFECTS OR FAILURES OF SOFTWARE, THE REMEDIES SET FORTH IN SECTION 6.6; (iii) FOR DAMAGES OTHER THAN THOSE SET FORTH ABOVE AND NOT EXCLUDED UNDER THIS AGREEMENT OR ANY ATTACHMENT, AT&T'S LIABILITY SHALL BE LIMITED TO PROVEN DIRECT DAMAGES NOT TO EXCEED PER CLAIM (OR IN THE AGGREGATE DURING ANY TWELVE-MONTH PERIOD) THE TOTAL NET
PAYMENTS MADE BY CUSTOMER FOR THE APPLICABLE SERVICE UNDER THE APPLICABLE ATTACHMENT DURING THE 12 MONTHS PRECEDING THE MONTH IN WHICH THE DAMAGE
OCCURRED. 9.3 IN NO EVENT SHALL AT&T BE LIABLE FOR ANY INDIRECT, INCIDENTAL, CONSEQUENTIAL, PUNITIVE, RELIANCE OR SPECIAL DAMAGES, INCLUDING WITHOUT LIMITATION, DAMAGES FOR LOST PROFITS, ADVANTAGE, SAVINGS OR REVENUES OF ANY KIND OR INCREASED COST OF OPERATIONS, WHETHER OR NOT AT&T HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES. 9.4 AT&T ALSO SHALL NOT BE LIABLE FOR ANY DAMAGES ARISING OUT OF OR RELATING TO: INTEROPERABILITY, INTERACTION OR INTERCONNECTION PROBLEMS WITH APPLICATIONS, EQUIPMENT, SERVICES OR NETWORKS PROVIDED BY CUSTOMER OR THIRD PARTIES; SERVICE INTERRUPTIONS OR LOST OR ALTERED MESSAGES OR TRANSMISSIONS, EXCEPT AS OTHERWISE PROVIDED IN AN ATTACHMENT OR TARIFF; OR, UNAUTHORIZED ACCESS TO OR THEFT, ALTERATION, LOSS OR DESTRUCTION OF CUSTOMER'S, USERS' OR THIRD PARTIES' APPLICATIONS, CONTENT, DATA, PROGRAMS, INFORMATION, NETWORK OR SYSTEMS. 9.5 EXCEPT AS EXPRESSLY PROVIDED IN THIS AGREEMENT, AT&T MAKES NO WARRANTIES, EXPRESS OR IMPLIED, AND SPECIFICALLY DISCLAIMS ANY WARRANTY OF MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE, TITLE OR NON-INFRINGEMENT OR ANY WARRANTY ARISING BY USAGE OF TRADE, COURSE OF DEALING OR COURSE OF PERFORMANCE. AT&T DOES NOT WARRANT THAT THE SERVICES WILL BE UNINTERRUPTED OR ERROR-FREE, OR THAT THE SERVICES WILL MEET CUSTOMER'S REQUIREMENTS OR THAT THE SERVICES WILL PREVENT UNAUTHORIZED ACCESS BY THIRD PARTIES. AT&T DOES NOT
AUTHORIZE ANYONE TO MAKE A WARRANTY OF ANY KIND ON ITS BEHALF AND CUSTOMER SHOULD NOT RELY ON ANYONE MAKING SUCH STATEMENTS. 9.6 THE LIMITATIONS OF LIABILITY SET FORTH IN THIS ARTICLE 9 AND IN ANY ATTACHMENT SHALL APPLY: (i) REGARDLESS OF THE FORM OF ACTION, WHETHER IN CONTRACT, TORT, STRICT LIABILITY OR OTHERWISE; AND (ii) WHETHER OR NOT DAMAGES WERE FORESEEABLE. THESE LIMITATIONS OF LIABILITY SHALL SURVIVE FAILURE OF ANY EXCLUSIVE REMEDIES PROVIDED IN THIS AGREEMENT. 9.7 This Agreement does not expressly or implicitly provide any third party (including Users) with any remedy, claim, liability, reimbursement, cause of action or other right or privilege.

10.0  TERMINATION
10.1 If a party fails to perform or observe any material term or condition of this Agreement and the failure continues unremedied for 30 days after receipt of written notice, the other party may terminate for cause any Attachment affected by the breach. If CUSTOMER fails to pay any charge when due and such failure continues unremedied for ten days after written notice by AT&T, AT&T may, at its option, terminate affected Attachments, suspend Service under affected Attachments, require a deposit under any or all Attachments as a condition of continuing to provide Services and/or terminate this entire Agreement. 10.2 An Attachment may be terminated immediately upon written notice by: (i) either party if the other party has violated the other's Marks, becomes insolvent or involved in a liquidation or termination of its business, files a bankruptcy petition, has an involuntary bankruptcy petition filed against it (if not dismissed within 30 days of filing), becomes adjudicated bankrupt, or becomes involved in an assignment for the benefit of its creditors; or (ii) AT&T pursuant to Section 3.2 or in the event of a material breach of any provision of
Article 6. 10.3 CUSTOMER shall be responsible for payment of all charges under a terminated Attachment incurred as of the effective date of termination. CUSTOMER shall also be liable to AT&T for Termination Charges, as specified in a terminated Attachment, in the event that AT&T terminates under Section 10.1 or 10.2, or CUSTOMER terminates without cause. 10.4 Termination by either party of an Attachment does not waive any other rights or remedies it may have under this Agreement. 10.5 Except as provided under Section 10.1, termination or suspension of an Attachment shall not affect the Services provided or the rights and obligations of the parties under any other Attachment.

11.0  GENERAL PROVISIONS
11.1 Any supplement, modification or waiver of any provision of this Agreement or any Attachment must be in writing and signed by authorized representatives of both parties. 11.2 This Agreement may not be assigned by either party without the prior written consent of the other, except that AT&T may, without CUSTOMER's consent, assign this Agreement or any Attachment to a present or future
Affiliate or successor and may assign its right to receive payments. AT&T may subcontract work to be performed under this Agreement, but shall retain responsibility for all such work. 11.3 If any portion of this Agreement is found to be invalid or unenforceable, the remaining provisions shall remain in effect and the parties shall promptly begin negotiations to replace invalid or unenforceable portions that are essential parts of this Agreement. 11.4 Any initial demand for arbitration pursuant to Section 7.1 and any legal action arising in connection with this Agreement must begin within two years after the cause of action arises. 11.5 All notices under this Agreement shall be in writing and either mailed by certified or registered mail, postage prepaid return receipt requested, sent by express courier or hand delivered and addressed to each party at the address set forth on the front of this Agreement or, if the notice relates to a specific Attachment, the address set forth in such Attachment, or, in any case, such other address a party designates in writing. 11.6 State law issues concerning construction, interpretation and performance of this Agreement shall be governed by the substantive law of the State of New York, excluding its choice of law rules. The United Nations Convention on Contracts for International Sale of Goods shall not apply. 11.7 The respective obligations of CUSTOMER and AT&T which by their nature would continue beyond the termination or expiration of this Agreement or any Attachment shall survive termination or expiration of this Agreement or any Attachment. 11.8 THIS AGREEMENT CONSTITUTES THE ENTIRE AGREEMENT BETWEEN THE PARTIES WITH RESPECT TO THE SERVICES TO BE PROVIDED HEREUNDER. THIS AGREEMENT SUPERSEDES ALL PRIOR AGREEMENTS, PROPOSALS, REPRESENTATIONS, STATEMENTS OR UNDERSTANDINGS, WHETHER WRITTEN OR ORAL, CONCERNING SUCH SERVICES OR THE RIGHTS AND OBLIGATIONS RELATING TO THOSE SERVICES. THIS AGREEMENT SHALL NOT BE CONTRADICTED, EXPLAINED OR SUPPLEMENTED BY ANY WRITTEN OR ORAL STATEMENTS, PROPOSALS, REPRESENTATIONS, ADVERTISEMENTS, SERVICE DESCRIPTIONS OR CUSTOMER PURCHASE ORDER FORMS NOT EXPRESSLY SET FORTH IN THIS AGREEMENT OR AN ATTACHMENT.

                                                                  Exhibit 10.43

                              EMPLOYMENT AGREEMENT


            EMPLOYMENT AGREEMENT dated as of June 18th, 1998 between GALILEO INTERNATIONAL, L.L.C., a limited liability company organized under the laws of the State of Delaware and doing business at 9700 West Higgins Road, Suite 400, Rosemont, Illinois (the "Company"), and JAMES E. BARLETT, an individual residing at 13350 Buckland Hall Road, St. Louis, Missouri ("Executive").


                                     W I T N E S S E T H :


            WHEREAS, the Company is a wholly-owned subsidiary of Galileo International, Inc., a Delaware corporation (the "Parent"), and is engaged in the travel services and computer reservation systems business in the United States, the United Kingdom and elsewhere in the world;

            WHEREAS, Executive serves as Chairman, President and Chief Executive Officer of the Company and the Parent pursuant to the terms of an Employment Agreement dated as of October 31, 1994 between the Company's predecessor, Galileo International Partnership, and Executive (the "Existing Employment Agreement"); and

            WHEREAS, the Company and Executive wish to terminate the Existing Employment Agreement, the Company wishes to continue to employ Executive as the Chairman, President and Chief Executive Officer of the Company and the Parent pursuant to the terms of this Agreement and Executive wishes to continue in such employment;

            NOW, THEREFORE, IT IS AGREED AS FOLLOWS:

            1. Employment; Position and Responsibilities. The Company agrees to employ Executive, and Executive agrees to serve, as President and Chief
Executive Officer of the Company and the Parent. In such capacity, Executive shall have authority and responsibility, subject to control and direction by the Board of Directors of the Parent (the "Board"), to administer and manage the business of the Company, the Parent and the other subsidiaries of the Parent. Executive shall also serve as Chairman of the Board, provided that he is elected to serve in such capacity. Executive will be located at the Rosemont, Illinois office of the Company or at such other location as the Board may designate as the principal office of the Company. Executive acknowledges that his employment hereunder will require substantial travel.

            2 . Obligations of Executive. During the Term of this Agreement (as hereinafter defined) Executive agrees that he will devote substantially all of his time, attention and energies to the business of the Company, that he will exercise the highest degree of loyalty and conduct in the performance of his duties and that he will do nothing that harms, directly or indirectly, the business or reputation of the Company.

            3.    Compensation.

            (a) Executive's salary during the Term of this Agreement and for the period from April 1, 1998 until June 18, 1998, the commencement of the Term of this Agreement, shall be at the rate of $550,000 per annum. The Compensation Committee of the Board (the "Committee") will review Executive's salary on an annual basis and increases will be at the discretion of the Committee taking into account Executive's individual job performance.


            (b) Executive will  participate,  on a basis  comparable  (except as otherwise provided in this Agreement) to other executives of the Company, in the Company's annual management incentive compensation plan (the "MIP") , a copy of which has been furnished to Executive. The terms of the MIP will apply to Executive except as otherwise provided by this Agreement. The annual incentive compensation payment for Executive for each year during the Term of this Agreement shall be determined by the Committee, provided that the target annual incentive compensation payment for each such year shall be equal to 80% of Executive's annual rate of salary for such year and the maximum annual incentive compensation payment for each such year shall be equal to 150% of Executive's annual rate of salary for such year. Nothing in this Agreement shall prevent the Company from changing the MIP or from reducing or terminating annual incentive compensation payments thereunder altogether, provided that the changes, reductions or terminations are applicable to executives of the Company generally.

            (c)  The  Committee  shall,  in its  discretion  and  to the  extent permitted by the Galileo International, Inc. 1997 Stock Incentive Plan or any other plan pursuant to which stock options may be granted to Executive in
accordance  with  this  Section  3(c),  grant   nonqualified  stock  options  to
Executive, as long-term compensation, each year during the Term of this Agreement, provided that the target grant for each such year shall be options to purchase the number of shares of common stock, par value $.01 per share, of the Parent ("Common Stock"), having an aggregate fair market value on the date of grant equal to 800% of Executive's annual rate of salary for such year. The actual number of shares of Common Stock subject to each such option shall be determined by the Committee based upon an annual assessment of Executive's performance conducted by the Committee or the Board, or both. The terms of the options to be granted in accordance with this Section 3(c) shall be determined by the Committee, provided that, with respect to each such option, (i) the exercise price shall be equal to 100% of the fair market value of a share of Common Stock on the date of grant, (ii) the term shall be 10 years, (iii) one-third of the shares subject to such option shall vest on the first anniversary of the date of grant and an additional one-third of such shares shall vest on each of the next two anniversaries of the date of grant, (iv) vesting shall continue following the retirement of Executive with the approval of the Board or termination of Executive's employment pursuant to Section 4(b) hereof, provided that, in either event, Executive complies with the provisions of Section 6 hereof if such retirement or termination of employment occurs prior to a change in control, as such term is defined in Section 10.2 of the Galileo International, Inc. 1997 Stock Incentive Plan ("Change in Control"), (v) the period of exercisability shall continue, in the event of the retirement of Executive with the approval of the Board or the termination of Executive's employment pursuant to Section 4(b) or Section 4(c) hereof, for a period of five years following such retirement or termination of employment or the earlier expiration of the term of such option, provided that, in any such event, Executive complies with the provisions of Section 6 hereof if such retirement or termination of employment occurs prior to a Change in Control, and (vi) the period of exercisability shall continue, in the event of the termination of Executive's employment for any reason other than retirement with the approval of the Board or termination pursuant to Section 4(b) or Section 4(c) hereof, for a period of six months following such termination of employment or the earlier expiration of the term of such option.

            (d) The Committee shall grant to Executive, as a special incentive compensation award, nonqualified stock options and shares of restricted Common Stock having the terms set forth in this Section 3(d).

            (i)  Promptly  following  the  execution  of  this  Agreement,   the
Committee shall grant to Executive nonqualified options to purchase 256,000 shares of Common Stock. The terms of the options to be granted in accordance with this Section 3(d)(i) shall be determined by the Committee, provided that, with respect to each such option, (A) the exercise price shall be equal to 100% of the fair market value of a share of Common Stock on the date of grant, (B) the term shall be nine years, (C) 20% of the shares subject to such option shall vest on the first anniversary of the date of grant and an additional 20% of such shares shall vest on each of the next four anniversaries of the date of grant,
(D) vesting shall continue following the retirement of Executive with the approval of the Board or termination of Executive's employment pursuant to
Section 4(b) hereof, provided that, in either event, Executive complies with the provisions of Section 6 hereof if such retirement or termination of employment occurs prior to a Change in Control, (E) the period of exercisability shall continue, in the event of the retirement of Executive with the approval of the Board or the termination of Executive's employment pursuant to Section 4(b) or
Section 4(c) hereof, for a period of five years following such retirement or termination of employment or the earlier expiration of the term of such option, provided that, in any such event, Executive complies with the provisions of
Section 6 hereof if such retirement or termination of employment occurs prior to a Change in Control, and (F) the period of exercisability shall continue, in the event of the termination of Executive's employment for any reason other than retirement with the approval of the Board or termination pursuant to Section 4(b) or Section 4(c) hereof, for a period of six months following such termination of employment or the earlier expiration of the term of such option.

            (ii) Promptly following the execution of this Agreement, the Committee shall grant to Executive 48,950 shares of restricted Common Stock, with 20% of such shares vesting on the first anniversary of the date of grant and an additional 20% of such shares vesting on each of the next four anniversaries of the date of grant. In addition, one year following the date of such grant the Committee shall grant to Executive an additional 48,950 shares of restricted Common Stock, with 25% of such shares vesting on the first anniversary of the date of grant and an additional 25% of such shares vesting on each of the next three anniversaries of the date of grant. Vesting of shares of restricted Common Stock granted in accordance with this Section 3(d)(ii) shall continue following the retirement of Executive with the approval of the Board or termination of Executive's employment pursuant to Section 4(b) hereof, provided that, in either event, Executive complies with Section 6 hereof.

            (e) Executive shall be entitled to paid annual vacation, personal leave and holidays during each calendar year during his employment in accordance with the policies of the Company. Executive will participate in health, welfare (including disability) and defined benefit and contribution retirement plans, including but not limited to the pension plan and 401(k) savings plan, that are maintained by the Company on the same basis as such benefits are generally available to employees of the Company in the United States, and subject to the right of the Company to change, reduce or terminate such plans or benefits in respect of employees generally.

            (f) Executive will be reimbursed for reasonable business, travel and relocation expenses in accordance with the normal policies of the Company including dues, fees and expenses associated with membership in professional, business and civic organizations in which Executive's participation is in the interest of the Company. The Company will also reimburse Executive for one club membership (i.e., initial fees and dues); will provide Executive with an airfare allowance of up to $21,000 per year based upon ID50 tickets on airlines of stockholders of the Parent, and will provide to Executive a cellular telephone for business use and a monthly car allowance based on a three year lease of a $45,000 automobile. The benefits and payments described in this Section 3(f) shall not include an income tax gross-up, and Executive will be responsible for any tax on their value. Executive's expenses will be accounted for and reimbursed through the Company's normal expense reporting and approval process and his expense reports will also be reviewed annually by the Board or a committee or designee of the Board.

            4. Termination. This Agreement shall commence as of June 18, 1998 and shall end on June 17, 2003, provided that this Agreement may be terminated effective immediately by the Company for Cause or by Executive for Good Reason as herein provided, in which event the date on which notice of termination is given shall be the Termination Date. Such term of this Agreement is referred to herein as the "Term of this Agreement" and, except as provided in the preceding sentence, the date of termination of Executive's employment hereunder is referred to herein as the "Termination Date."

            (a) If Executive terminates his employment under this Agreement without Good Reason, or if the Company terminates his employment for Cause, the Company shall have no financial obligation to Executive other than to pay his base salary through the Termination Date, and Executive's participation in employee benefit plans of the Company shall cease as of such Termination Date. The Company shall give Executive written notice of a termination for Cause.

            (i) For purposes of this Agreement, "Cause" shall mean: (A) any act or omission that constitutes a material breach by Executive of, or material misrepresentation or omission under, this Agreement; (B) the commission by Executive of a dishonest, illegal or wrongful act (1) involving fraud, misrepresentation or moral turpitude, (2) causing damage to the Company or (3) involving potential damage to the business and reputation of the Company; (C) Executive's willful and repeated absence from his employment; (D) Executive's willful failure or refusal to perform specific and reasonable directives of the Company; or (E) material and prolonged deficiencies in Executive's performance of his assigned duties and responsibilities. In respect of events described in clauses (C), (D) and (E) above, the Company shall give Executive notice, reasonable as to time, place and manner in the circumstances (notwithstanding that such notice may not comply with Section 9), and an opportunity to cure the absence, failure, refusal or disregard in question, provided that such absence, failure, refusal or disregard is reasonably susceptible of cure in the circumstances.

            (ii) For purposes of this Agreement, "Good Reason" shall mean the occurrence of any of the following events, provided Executive has not given Cause for termination or become Disabled: (A) the Company shall have defaulted in its obligation to pay compensation to Executive when, as and if due within 10 business days of written notice to the Company that such payment was not made when due, or (B) the Company shall have failed or refused to appoint and maintain Executive in a job having the responsibilities and authority as set forth in Section 1 hereof. Executive shall give written notice to the Company of a termination by him for Good Reason.

            (b) If the Company terminates the employment of Executive without Cause or Executive terminates his employment with Good Reason prior to a Change in Control, or two years or more following a Change in Control, then, provided that Executive complies with the provisions of Sections 5 and 6 hereof for the periods described in Sections 4(b)(i) and 4(b)(ii) hereof if such termination of employment occurs prior to a Change in Control, the Company shall pay compensation and provide benefits to Executive as follows:

            (i) Promptly after the Termination Date the Company will pay Executive a lump sum equal to the total of (x) his base salary, at its rate in effect at the Termination Date, for a period of 12 months or the remaining Term of this Agreement (assuming early termination had not occurred) following the Termination Date, whichever is less, plus (y) an amount equal to the annual incentive compensation he would have received under the MIP attributable to such period assuming 100% target achievement on his part, and

            (ii) If the period described in Section 4(b)(i) hereof is 12 months, then, commencing 12 months after the Termination Date and for a period of 24 months or the remaining Term of this Agreement (assuming early termination had not occurred) following the date which is 12 months after the Termination Date, whichever is less, the Company will pay Executive's salary on a monthly basis plus a monthly amount equal to the annual incentive compensation Executive would have received under the MIP attributable to such month assuming 100% target achievement on his part. Such monthly payments shall be reduced by any income Executive may generate by engaging during such period in other employment or business activities (not including investments). Executive shall have a duty to seek opportunities to generate such other income in mitigation of the Company's obligation to make monthly payments to him hereunder.

            (iii) The Company shall provide group insurance benefits to Executive pursuant to Section 3(d) hereof for the periods described in Sections 4(b)(i) and 4(b)(ii) hereof after the Termination Date. To the extent the terms of its plans so permit, the Company will continue for the same periods Executive's participation in any defined benefit and defined contribution retirement plans, including any pension and 401(k) savings plans, that are maintained by the Company.

            (c) If the Company terminates the employment of Executive without Cause or Executive terminates his employment with Good Reason within two years following a Change in Control, then the Company shall pay compensation and provide benefits to Executive as follows:

            (i) Within 10 days after the Termination Date the Company will pay Executive a lump sum equal to the product of (A) the sum of (w) his base salary, at its rate in effect at the Termination Date plus (x) an amount equal to the annual incentive compensation he would have received under the MIP attributable to the 12-month period following the Termination Date assuming 100% target achievement on his part, multiplied by (B) the lesser of (y) the number of years remaining in the Term of this Agreement (assuming early termination had not occurred) following the Termination Date, including fractional years (with the numerator of any such fractional year being the number of days remaining in such year until the end of the Term of this Agreement (assuming early termination had not occurred) and the denominator of such fractional year being 360), and (z) the number three.

            (ii) The Company shall provide group insurance benefits to Executive pursuant to Section 3(d) of this Agreement for the number of years described in clause (B) of Section 4(c)(i) after the Termination Date. To the extent the terms of its plans so permit, the Company will continue for the same number of years Executive's participation in any defined benefit and defined contribution retirement plans, including any pension and 401(k) savings plans, that are maintained by the Company.

            (iii) All options to purchase Common Stock and all shares of restricted Common Stock held by Executive on the Termination Date shall become immediately vested on such date.

            (d) If Executive dies or becomes incapable by reason of Disability of performing his duties under this Agreement, the Company will pay to Executive, or to a person duly authorized to act on his behalf or to his estate, the sum of (i) any unpaid salary accrued to the date of death or the Disability Date and (if death or Disability occurs after June 30 of any year) (ii) an amount equal to a reasonable estimate of the amount Executive would have received as annual incentive compensation under the MIP for that year, prorated on the basis of a ratio of the number of days in such year prior to the date of death or the Disability Date to 360. Payment of such amount shall satisfy all obligations of the Company to Executive under this Agreement, but in the case of Disability Executive's employment hereunder shall continue for the purpose of continuing his eligibility to receive medical, disability and other benefits pursuant to Section 3(d) hereof for 12 months after the Disability Date. For purposes of this Agreement, "Disability" shall mean the inability of Executive, by reason of physical or mental illness or injury, to perform his duties for more than a total of 12 consecutive weeks during any 12-month period (such 12 weeks must be consecutive, but shall not include vacations); the last day of such 12 consecutive week period is referred to herein as the "Disability Date". The Company shall give Executive or a person duly authorized to act on his behalf written notice of a termination based on Disability.

            (e) In the event it shall be determined by the Company's public accounting firm that any payment or distribution by the Company or its affiliated companies to or for the benefit of Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 4(e)) (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any interest or penalties are incurred by Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then Executive shall be entitled to receive within 10 days following such determination or such incurrence, as the case may be, an additional payment (a "Gross-Up Payment") in an amount such that after payment by Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

            (f) The payments to Executive pursuant to Section 4 hereof shall be paid in lieu of any other amount of severance relating to salary or bonus continuation to be received by Executive upon termination of employment of Executive under any severance plan, policy or arrangement of the Company.

            5. Confidentiality. During and after the Term of this Agreement, Executive covenants and agrees that, other than as required by law, he will not disclose to anyone (including representatives of airlines that are stockholders of the Parent) without the Company's written consent, any confidential materials, documents, records or other information of any type whatsoever concerning or relating to the business and affairs of the Company that Executive may have acquired in the course of his employment hereunder, including but not limited to: (i) trade secrets of the Company; (ii) lists of customers or clients of the Company; and (iii) information relating to methods of doing business (including information concerning operations, technology and systems) in use or contemplated use by the Company and not generally known among competitors in the travel services and computer reservation systems business.

            6. Non-Competition. (a) Executive acknowledges that the services he is to render to the Company hereunder are special and unique in character, and that their loss cannot be adequately compensated at law or by damages. In view of (i) the unique value to the Company of the services to be provided by Executive hereunder, (ii) the confidential information that Executive will acquire in the course of his employment hereunder and (iii) as a material inducement to the Company to enter into this Agreement and to pay Executive the compensation and benefits provided for hereunder, Executive covenants and agrees that during the Term of this Agreement, and, if Executive's employment terminates prior to a Change in Control, for the periods described in Sections 4(b)(i) and 4(b)(ii) hereof Executive will not

            (A) manage, operate, control, participate in alone or in combination with others, render financial or other assistance to or be connected in any manner with the ownership, management, representation, operation or control of or otherwise render service or assistance to any travel services and computer reservation systems company, airline or multinational customer of the Company or any affiliate thereof (each a "Travel Company") that is actively engaged in or interested in developing and/or expanding a range of services comparable to those provided by the Company as a partner, director, officer, employee, agent, contractor or in any other capacity, or otherwise directly or indirectly assist any Travel Company to compete in any manner with any business activity engaged in or actively being pursued (with or without the assistance or involvement of Executive) by the Company at the time of termination related to the travel services and computer reservation systems business; or

            (B) combine with a group of two or more other former employees of the Company to compete with the Company in the travel services and computer reservation systems business, or solicit employees of the Company to leave the employ of such entity for the purpose of engaging together in any employment, competitive with the Company or otherwise.

            (b) Executive and the Company recognize that, as a result of the globalization of markets and technology through advances in telecommunications systems and the internationalization of the travel services and computer reservation system business, the market for the aforedescribed business is not susceptible to geographic definition. Consequently, and given the nature of the position Executive will hold with the Company, Executive and the Company agree that the restrictions contained in Section 6 upon the activities of Executive are geographically unlimited and reasonable as such.

            (c) It is the desire and intent of the parties that the provisions of Section 5, of this Section 6 and of Section 7 below shall be enforced to the fullest extent permissible under the laws and public policies of the State of Illinois. If any particular provisions or portions of Section 5 or of this
Section  6  or  Section  7  below  shall  be   adjudicated   to  be  invalid  or
unenforceable, Section 5, this Section 6 and Section 7 below shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable, such amendment to apply only in the particular jurisdiction in which such adjudication is made.

            7. Systems and  Technology  Ownership.  Executive  acknowledges  and agrees that during the Term of this Agreement he will disclose to the Company all material products, ideas, processes, systems inventions and business plans developed by him which relate, directly or indirectly, to the travel services and systems business of the Company (collectively, the "Intellectual Property"). Executive further agrees that any Intellectual Property so developed will be the sole property of the Company and that Executive will, at the Company's request and cost, do whatever is necessary to secure the rights thereto by patent, copyright or otherwise to the Company. In connection with the foregoing, Executive represents, warrants and covenants that any Intellectual Property or other copyrightable or patentable subject matter that Executive delivers to the Company has been or will be created solely by Executive or that at the time of delivery thereof Executive will have the right to transfer such subject matter to the Company for use in its travel services and computer reservation systems business. Further, and not by way of limitation, Executive hereby assigns to the Company all of his right, title and interest in and to any Intellectual Property from the moment of creation thereof. This Section 7 shall not apply to any Intellectual Property or invention for which no equipment, supplies, facility or trade secret information of the Company was used and which was developed entirely on Executive's own time, unless (a) the Intellectual Property or invention relates (i) to the business of the Company, or (ii) to the Company's actual or demonstrably anticipated research or development, or (b) the Intellectual Property or invention results from any work performed by Executive for the Company.

            8. Governing Law. This Agreement is governed by and is to be construed and enforced in accordance with the laws of the State of Illinois, not including its conflict of laws principles. If, under such law, any portion of this Agreement is at any time deemed to be in conflict with any applicable statute, rule, judicial interpretation binding on the parties, regulation or ordinance, such portion shall be deemed to be modified or altered to conform thereto or, if that is not possible, to be omitted from this Agreement, and the invalidity of any such portion shall not affect the force, effect or validity of the remaining portions hereof.

            9. Notices. All notices required to be given under this Agreement shall be in writing and shall be deemed effective when received and shall be delivered in person, or by facsimile transmission (with confirmation of receipt), or by mail, postage prepaid, for delivery as registered or certified mail addressed, (a) in the case of Executive, to him at his then current business address with the Company, with a copy to Executive's residential address as reflected above (or such other residential address as Executive may notify the Company from time to time) or, (b) in the case of the Company, to the Company's Senior Vice President - Human Resources or to such other person as the Company may designate in writing to Executive.

            10. Resolution of Disputes.

            (a) The parties agree that all disputes arising under or in connection with this Agreement (except to the extent specified in Section 10(b) below), and any and all claims by Executive relating to his employment with the Company including claims of discrimination arising under Title VII of the Civil Rights Act of 1964, as amended, the Age Discrimination in Employment Act, the Americans with Disabilities Act and similar federal, state and local legislation will be submitted to arbitration in Chicago, Illinois before a panel of three arbitrators chosen under the rules of the American Arbitration Association; provided, however, that any court with jurisdiction over the parties may have jurisdiction over any action brought with regard to or any action brought to enforce any violation or claimed violation of Section 5, 6 or 7. The parties each hereby specifically submit to the jurisdiction of any federal or state court located in the State of Illinois and further agree that service of process may be made within or without the State of Illinois by giving notice in the manner provided in Section 9. Each party hereby waives any right to a trial by jury in any dispute between them. In the event the principal offices of the Company are moved to a state other than Illinois, arbitration of disputes hereunder shall take place in such state, and the parties shall be deemed to have consented to personal jurisdiction in such state.

            (b) Executive recognizes that irreparable injury would be caused to the Company, not adequately compensable by money damages, by Executive's violation of any provision of Section 5, 6 or 7 of this Agreement. Executive further agrees that in the event of any such violation or threatened violation the Company or any of its direct or indirect subsidiaries or affiliates, in addition to such other rights and remedies as may exist in its or their favor, may apply to a court of law or equity to enforce the specific performance of such provisions and, without notice to Executive, may apply for an injunction or temporary restraining order against any act which would violate any such provisions.

            (c) The covenants of Executive contained in Sections 5, 6 and 7 of this Agreement shall be construed as independent of all other provisions contained in this Agreement.

            11. Miscellaneous. (a) Executive represents and warrants to the Company that Executive has no contracts or agreements of any nature that Executive has entered into with any other person, firm or corporation that contain any restraints on Executive's present or future services. Executive further represents that he has brought to his employment hereunder, and will use in connection with such employment, no customer lists or proprietary information including computer software that was used by him or to which he had access by reason of his prior employment and that is the property of his former employer.

            (b) Executive acknowledges and agrees that this Agreement constitutes the entire understanding between the Company and Executive relating to the employment of Executive by the Company, the Parent or any direct or indirect subsidiary or affiliate of the Company, and supersedes all prior written and oral agreements and understandings with respect to the subject matter of this Agreement, including the Existing Employment Agreement. Upon the execution of this Agreement, the Existing Employment Agreement shall be terminated and shall be of no further force or effect.

            (c) This Agreement may be amended only by a subsequent written agreement signed by Executive and the Company.

            (d) No waiver by either party of or failure to assert any provision or condition of this Agreement by him or it to be performed or right to be exercised shall be deemed a waiver of such or similar or dissimilar provisions and conditions or rights at the same time or any prior or subsequent time.

            (e) This Agreement and all rights and obligations of Executive are personal to Executive and shall not be assignable and any purported assignment in violation hereof shall not be valid or binding on the Company.

            (f) This Agreement may be signed in counterpart.


            IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the year and day first above written.


                              GALILEO INTERNATIONAL, L.L.C.


                              By   /s/ Frank H.. Rovekamp     __
                                   Frank H. Rovekamp
                                    Chairman of the Compensation Committee


                             By /s/ Kenneth Whipple
                                  Kenneth Whipple
                                  Galileo International Board Lead Director


                               EXECUTIVE:


                              /s/ James E. Barlett
                              James E. Barlett

                                                               Exhibit 10.44 (a)

                           GALILEO INTERNATIONAL, INC.
                          GROUP POLICY NUMBER 08320000
                   GROUP POLICY EFECTIVE DATE: JULY 1, 1998

                             Description of Benefits

This Description of Benefits explains only the general purpose of the insurance described, but in no way changes or affects the insurance afforded under the Master Policy. All coverages are subject to the actual provisions, terms, conditions and limitations of the Master Policy.

                                  Class I & II
                                Principal Amount

A benefit amount equal to two (2x) the Insured Employee's Annual Base Salary*. The benefit amount shall be rounded to the next higher multiple of $1,000.00, if not already a multiple thereof, and shall be subject to a maximum amount of $300,000.00.

*The Insured Employee's Benefits shall be defined as the Insured Employee's base salary (or base earnings rate) plus lead differentials, if any, but not shift differentials, bonuses or overtime. For a commissioned salesperson, the benefit amount includes base salary plus commissions income paid in the prior calendar year If employees are on commission status, and are employed for less than 12 months, the base salary and commission earnings are annualized to arrive at a 12-month annual pay rate.


Dear Group Member,

This is your Certificate while you are insured under the Policy and replaces any other Certificate which may have been given to you under the Policy.

The text on the pages which follow describes your Group Insurance benefits and includes the limitations and all other Policy provisions which apply to you. The insured Member is referred to as "you", and the Insurance Company as "we" or "us".

Any reference to Dependents' Insurance applies to you only if you have dependents insured.

The complete Policy, of which this Certificate is a part, is on file in the Policyholder's office.

CC:  0832000 798
                                TABLE OF CONTENTS

                                                                            PAGE
Definitions & Insurance Provisions                                     GTO-R 1-4
Plan Summary For You                                                   GPS 100 C
Accidental Death & Dismemberment                                    GTO-R 105 CE
Insurance
Hazard 12                                                              GTO-R 128
Personal Sojourn Endorsement                                           GTO-R 114
Monthly Coma Benefit                                                   GEN-R 100
Seat Belt Benefit                                                      GEN-SB-DP
Beneficiary & Assignment Provisions                                    GTO-R 145
Replacement of Coverage & Additional                                   GTO-R 147
Provisions
Endorsement Number 1                                                     GBE-100
Employee Retirement Income Security Act                               ERISA 0295
Illinois Life & Health Insurance                                      DIS 16-795
Guaranty Association Act

                                   DEFINITIONS
FOR ALL BENEFITS:

Policyholder means the Employer named on the front page of this Certificate.

Policy Year means the period from the Policy Effective Date, or from any Anniversary Date, to the next Anniversary Date.

Member, Insured Person, or You means a person who is insured under the Policy as n employee of the Policyholder.

Active Work or Actively at Work means being on the job as required of an employee of the Policyholder.

Month means any of the 12 calendar months of the year.

Time Effective. When any date is referred to the effective time shall be 12:01 A.M. at the address of the Policyholder.

Doctor means a person who is practicing within the scope of his or her license as (1) a doctor of medicine; (2) a doctor of osteopathy; (3) a dentist; (4) a podiatrist: (5) a chiropractor; (6) an optometrist; or (7) a psychologist. Doctor does not include the Member nor the spouse, parent, child, brother of sister of the Member or of the spouse of the Member.

FAA means the Federal Aviation Administration or its foreign equivalent.

                              INSURANCE PROVISIONS

WHEN INSURANCE STARTS

Eligible Status. You are eligible for insurance if you are: (1) An active full-time employee of the Policyholder under age 70; (2) An active full-time employee of the Policyholder age 70 or older.

Exception: You are not eligible if you are in full time service in any armed forces for more than 30 days.

Your Effective Date. Subject to the PROVISO, your insurance will start on the date you become eligible.

If you become entitled to greater or lesser benefits because you change to a different Class of Members, any change will become effective on the date of such change in Class.

                                                      (Continued on next page)

PROVISO. If you are not Actively at Work on the date your insurance would otherwise start, it will not start until the date you return to Active Work. This also applies when your insurance is being increased or benefits added while you are insured under the Policy.

Continued Are Not Required. You are not required to pay any part of the premiums for Members' Insurance.

WHEN INSURANCE STOPS

Your insurance will stop on the earliest of the following dates:

(1)   The date the Policy terminates.

(2) The end of the last Month for which the Policyholder pays us the premiums for your insurance

                                  PLAN SUMMARY
                                     FOR YOU

                             (No Dependent Coverage)
ACCIDENTAL DEATH                                                Principal Amount

ACCIDENTAL DISMEMBERMENT

(1) Loss of both hands of both feet, sight of both eyes, one hand and one foot, speech and hearing of both ears, or either hand or foot and sight of one eye, Quadriplegia (total paralysis
      of both upper and lower limbs                             Principal Amount

(2)   Paraplegia (total paralysis of                           Three-Fourths the
      both lower limbs)                                         Principal Amount

(3)   Hemiplegia  (total  paralysis  of upper and lower limbs on one side of the body), either hand
      or foot, sight of one eye,                                    One-Half the
      speech or hearing of both ears                            Principal Amount

(4)   Loss of hearing of one ear,
      or thumb and index finger                                  One-Quarter the
      of same hand                                              Principal Amount


 The Principal Amount of your Accidental Death and Dismemberment Benefits is stated on the front cover of this Certificate.

                 ACCIDENTAL DEATH AND DISMEMBERMENT INSURANCE

If you suffer accidental bodily injury which, independently of all other causes, results in any of the losses described herein, we will pay the benefits shown in the Plan Summary provided that:

(1) such loss must occur (a) while insured for the benefit; and 9b) within 365 days of the accidental that causes the loss; and
(2) such loss must be a result of an accidental that occurs as described in the numbered Hazards herein.

Payment for Dismemberment will be made to you. Payments for loss of life will be made under the terms of the Beneficiary and Assignment Provisions. If more than one loss is sustained as a result of the accident, payment shall be made for only the one loss for which the largest amount is payable. No loss sustained prior to such accident shall be included in determining the amount payable

Accidental Death.  For loss of life.

Dismemberment.  For loss of:

      - Both hands or both feet or sight of both eyes.
      - One hand and one foot.
      - Speech and hearing of both ears.
- Either hand or foot and sight of one eye.
- Either hand or foot.
- Sight of one eye.
- Speech or hearing of both ears.
      - Hearing of one ear.
      - Thumb and index finger of same hand.

For Dismemberment benefits, the term "loss" Also means:

- Quadriplegia.
      - Paraplegia.
      - Hemiplegia.

Definitions. Loss of sight means total and permanent loss of sight. Loss of hearing means total and permanent loss of hearing. Loss of speech means total and permanent loss of speech. Loss of a hand means severance at or above the wrist. Loss of a foot means severance at or above the ankle. Loss of thumb and index finger means severance at or above metacarpophalangeal joints. Quadriplegia means the total and permanent paralysis of both upper and lower limbs. Paraplegia means the total and permanent paralysis of both lower limbs. Hemiplegia means the total and permanent paralysis of upper and lower limbs of one side of the body.

Limitations. Unless we agree in writing, no benefits will be paid if loss directly or indirectly results from:

- Suicide or intentionally self-inflicted injury, while sane or insane. In Missouri, suicide or intentionally self inflicted injury, while sane.
-  Your commission of or attempt to commit an assault or felony.
- Bodily or mental infirmity, disease of any kind, or medical or surgical treatment of any such infirmity or disease.
- Except as prescribed by a Doctor, your use of: (1) PCP Also known as "Angel Dust"); LSD or other hallucinogens; (3) cocaine, heroin or other narcotics;
   (4) amphetamines or other stimulants; (5) barbiturates or other sedatives or tranquilizers; or (6) any combination of two or more of these substances.
-     Any poison or gas voluntarily taken administered, absorbed, or inhaled.
-     Travel or flight in any kind of aircraft, except as provided by the
Hazard Provisions
      herein.
-     Travel or flight as a pilot or crew member in any kind of aircraft,
except if provided by a       Specified Aircraft Provision.
-     Travel or flight in any kind of aircraft used for:  (1) firefighting;
(2) exploration; (3) pipe     or powerline work; or (4) aerial photography.
-  Any bacterial infection, except when caused by accidental bodily injury.
-     War, whether or not declared except if provided by a War Risk Provision.
   -  Taking part in an insurrection.

Common Accident Aggregate Limit. We will not pay benefits in excess of the Aggregate Limit. The Aggregate Limit means all benefits payable as the result of a Common Accident.

If, as result of a Common Accident, the total benefits payable exceed the Aggregate Limit, we will pay each Insured Person or Beneficiary, a share of the Aggregate Limit. Each share will be an amount that is in the same proportion to the benefit payable for the covered loss suffered by each Insured Person as the Aggregate Limit is to the total of all benefits that would have been payable for all covered losses suffered in the Common Accident.

Aggregate Limit:  $1,500.000.00

                      EXPOSURE AND DISAPPEARANCE PROVISION

Subject to all other Policy provisions:

(1) Loss that results from unavoidable exposure to the elements shall be considered accidental bodily injury and benefits will be payable under the Policy; and
(2) Benefits will be payable under the Policy if, after one year, your body has not been found after the conveyance in which you were traveling:
(a) disappeared; (b) made a forced landing; (c) sank; or (d) was wrecked.

                                    HAZARD 12
24-                    HOUR ACCIDENT PROTECTION-BUSINESS ONLY
               Excluding Policyholder Owned or Leased Aircraft

                         (Inside or Outside City Limits)

Benefits will be payable under the Policy provided the accident that causes the covered loss occurs:
(1)   while you are Working for the Policyholder; and
(2) while you are on an Authorized Trip which includes: (a) riding as a passenger in the aircraft listed below; (b) boarding or alighting from such aircraft; or @being struck by such aircraft.

Aircraft:
o any Certified civilian aircraft operated by a pilot who holds a Certificate of Competency;
o     any transport aircraft operated by the MAC.

Such Aircraft shall not include aircraft owned or leased by the Policyholder.

Working for the Policyholder means furthering the business of the Policyholder. Vacation, leaves of absence, and commuting to and from work shall not be considered Working for the Policyholder.

Authorized Trip means a trip taken anywhere in the world while Working for he Policyholder. Such an Authorized Trip begins from the time you leave: (1) your residence; or (2) your place of regular employment, whichever occurs later. The Authorized Trip ends when you return to: (1) your residence; or (2) your place of regular employment, whichever occurs first.

Certified means the aircraft has a valid "Standard" Airworthiness Certificate issued by the Civil Aeronautics Administration or its foreign equivalent.

Certificate of Competency means a valid and current certificate of competency of a rating applicable to the type of aircraft being operated.

MAC means the Military Airlift Command or its foreign equivalent.

                          PERSONAL SOJOURN ENDORSEMENT

The definition of Authorized Trip in Hazard 12 is removed in its entirety and replaced with the following:

      Authorized Trip means a trip taken anywhere in the world while Working for the Policyholder. Such an Authorized Trip begins from the time you leave:
      (1) your residence; or (2) your place of regular employment, whichever occurs later. The Authorized Trip ends when you return to: (1) your residence; or (2) your place of regular employment, whichever occurs first.

      Authorized Trip shall also include sojourns taken for personal reasons during the course of the Authorized Trip.

      MONTHLY COMA BENEFIT

"Coma" and "Comatose" means being in a state of complete mental unresponsiveness with no evidence of appropriate responses to stimulation.

If, while insured for this benefit, you suffer a covered accident which, within 365 days of such accident and independently of all other causes, results in your being in a coma continuously for at least 31 consecutive days, a Monthly Coma Benefit will be paid. The Monthly Coma Benefit will be payable for each month of continuous coma, but in no event shall more than 100 months of Monthly coma Benefit be paid. No Monthly Coma Benefit will be payable after the comatose condition has ceased, whether by death, recovery, or any other change of condition.

The Monthly Coma Benefits will be 1% of the difference between the benefit that would be payable for the accidental death and the amount of any benefits paid or payable under this policy for other losses as result of such accident. Under no circumstances will the total benefits payable for all losses which are caused by the same accident, exceed the amount that would be payable for the accidental death.

Your Monthly Coma Benefit will be paid according to the Beneficiary and Assignment Provisions Applicable to Benefits for Loss of Life.

If, after qualifying for a Monthly Coma Benefit, you suffer another loss covered under the terms of this contract, due to the same accident that caused the comatose condition, the benefit paid for such other loss will be the benefit stated in the Plan Summary reduced by the total amount of benefits paid, including Monthly Coma Benefits paid, with respect to you as a result of that accident. If you are comatose and continue to qualify for a Monthly Coma Benefit after such other loss, the amount of Monthly Coma Benefit will be redetermined using the calculation stated above.

The Beneficiary is responsible for providing to Transamerica Occidental Life Insurance Company proof of the continuing comatose condition. Transamerica Occidental Life Insurance Company retains the right to investigate to determine whether coma exists and continues.

Except as provided herein, all other provisions, exclusions, and limitations of the policy apply to this benefit.

SEAT BELT BENEFIT

In consideration of the reduced chance of accidental loss of life when seat belt are used properly, the following is added to the policy:

A seat belt benefit will be payable subject to the exclusions and limitations of this policy and endorsement, if an insured person dies as the result of a covered accident when:

(1) the insured person was the operator of or passenger in an automobile, at the time that accident occurred; and
(2) the insured person was properly using a seat belt at the time that accident occurred; and
(3) that accident occurs while this endorsement is effective as to the insured person; and
(4) seat belt usage has been verified in the police accident report. If no statement regarding seat belt usage was made in the police accident report, a signed statement by a doctor, paramedic; police officer, coroner; or other person of competent authority, who was at the scene of the accident, will be accepted. The statement must verify that seat belts were being utilized properly, and the verifying party must be related to the insured person or his beneficiary.

The seat belt benefit will be an amount equal to 10% of the amount payable for accidental loss life of the insured person; subject to a maximum seat belt benefit of $10,000.00 per insured person.

"Automobile" means a validly registered or licensed four wheel private passenger motor vehicle.

"Automobile" does not include: a motorcycle or motor scooter, or any sidecar thereof; a bus; any motor vehicle intended for off-road use; a semi-tractor trailer; a tractor or any other farm or ranch vehicle; any motor vehicle being used without its owner's permission.

"Seat  belt"  means:  (1) any passive  restraint  device  which meets  published federal safety standards, which has been installed by the automobile manufacturer, and which has not been altered after such installation; or (2) any child passive restraint device, which meets published federal safety standards and its approved by the National Transportation Safety Board, and is properly secured and used only as recommended by its manufacturer.

                                   EXCLUSIONS

No seat belt benefits are payable if loss results, directly or indirectly from:

(1) except as prescribed by a doctor, the use of any of the following by the insured person or the operator of the automobile in which the insured person is a passenger - alcohol; PCP (also known as Angel
         Dust), LSD or other hallucinogens; cocaine, heroin, or other narcotics; amphetamines or other stimulants; barbiturates or other sedatives or tranquilizers; or any combination of these substances;
(2) any poison or gas voluntarily taken, administered, absorbed, or inhaled by the insured person or the operator of the automobile in which the insured person is a passenger;
(3) the use of the automobile, in which the insured person is a passenger or operator, in a race, speed or endurance test, or for acrobatic or stunt driving, or for any illegal purposes;
(4) the use of the automobile, in which the insured person is a passenger or operator, on other than regularly maintained roadways.

In all other respects the provisions and conditions of the policy remain the same.

                      BENEFICIARY AND ASSIGNMENT PROVISIONS
                     APPLICABLE TO BENEFITS FOR LOSS OF LIFE

Named Beneficiary means the party or parties which you designate to receive the policy benefits which are payable on account of your death.

Payment Beneficiary. Benefits for loss of life are payable to the Named Beneficiary if such party survives you. If there is no Named Beneficiary or if the Named Beneficiary does not survive you, the benefits are payable to the surviving persons(s) in the first of the following classed of successive preference beneficiaries: your (1) beneficiary named in writing under any group life insurance policy issued to the Policyholder; (2) spouse; (3) children, including legally adopted children; (4) parents; (5) brothers and sisters; (6) estate. We may rely on an affidavit by a person in any of the classes of preference beneficiaries as the basis for our payment. Payment made before we have received written notice at our Home Office of a valid claim by some other person releases us from further obligation.

Your Named Beneficiary, if any, will be the persons(s) named by you in your most recent written beneficiary designation placed on file in the records of the Policyholder. Payment made by us to such Named Beneficiary released us from further obligation.

If two or more persons become entitled to benefits: (1) as the Named Beneficiary, and you have not specified their respective interests; or (2) as preference beneficiaries, they will share equally.

Benefits for loss of life will be paid in accordance with the beneficiary designation in effect under the Former Plan unless you notify the Policyholder of a change. Former Plan means the group policy which is replaced by this Policy immediately after the Former Plan terminated.

Assignment. You may assign all rights and interests in and to those benefits which are payable on account of your death. The assignment shall not be made to, nor be for the benefit of, the Policyholder.

After your death, the beneficiary may assign the benefits which are payable to him or her.

The owner's right and those of any beneficiary will be subject to the assignment on and after the date it is received by us at our Home Office. We are not responsible for the adequacy of any assignment.

Benefit for loss of life payable to minor will be paid to the legally appointed guardian of the minor's estate. If there is no guardian, the benefits may be paid to the adult or adults whom we determine have assumed the custody and main support of the minor.

                             REPLACEMENT OF COVERAGE

The following provisions shall apply to each person who had valid coverage under the Former Plan on the date it ceased and is in a class which is eligible on the Policy Effective Date. If the required premiums are paid, the person shall become insured on such Effective Date, whether or not the active employment or effective date requirements have been met. The following provisions shall apply.

o If insurance for your group starts after the Policy Effective Date, the latter term as applied to you means the date insurance for your group starts under the Policy.

o        No benefit will be paid for loss sustained  before the Policy Effective
         Date.

o Any waiting period required by the Policy shall be reduced by the length of time such person was continuously covered for similar benefits under the Former Plan immediately prior to the Policy Effective Date.

Former Plan means the group policy which is replaced by this Policy immediately after the Former Plan terminated.

                              ADDITIONAL PROVISIONS

Notice of Claim. Written notice of claim must be given within 20 days after a covered loss occurs of starts, or as soon after that as possible. The notice may be given either to us at our Home Office or to one of our agents. The terms of the notice shall identify clearly the Insured Person.

Claim Forms. When we receive a notice of claim, we will finish forms for filing proofs of loss. If the forms are not furnished within 15 days after we receive notice, written proof from the claimant as to the nature and extent of the loss sent to us within the time limit stated in the Proofs of Loss section below will be deemed proof loss.

Proof of Loss. In case of continuing loss for which we make recurrent payments, the Insured Person must give us written proof of loss within 90 days after the end of each period for which an amount is payable. For any other loss, written proof must be given within 90 days after the date of loss.

Failure to furnish proof within the time required will not void or reduce a claim if the proof is furnished as soon as it was reasonably possible to do so. Except in the event of legal incompetence, this extension of the time limit shall in no event exceed one year.

Time of Payment of Claim. All payments will be made when we receive proof of loss; however, for any loss for which recurrent payments are provided, benefit amounts shall be paid as they accrue, but not less often than monthly. Any unpaid balance at the end of the period for which we are liable will be paid when we receive proof of loss.

Payment of Claims. Payment for loss will be mad when we receive proof of such loss. Except as stated below, all benefits will be paid to the Insured Person.

Loss of life benefits, if any, will be paid in accordance with the provision which apply to such benefits. Any other benefits accrued but paid at death may be paid to the deceased person's estate or at our option, to the beneficiary.

At our option, benefits which are payable to a deceased person's estate or to a person who is a minor or who is not competent to give a valid release may instead be paid by us to any person who is related by blood or marriage and whom we deem to be entitled to receive them. Such payment shall not exceed $1,000 and will fully discharge us to the extent of the payment.

Physical Examination and Autopsy. We reserve the right to have the Insured Person examined, at our own expense, as often as is reasonably necessary while a claim is pending. We may also have an autopsy performed unless forbidden by law.

Legal Actions. No attempt to recover on the Policy through legal action may be made until at least 60 days after written proof of loss has been furnished as required by the Policy. No such action may be started later than three years from the time written proof of loss is required to be furnished.

Conformity with Laws. Any provision of the Policy which, on it effective date, is in conflict with the laws of the Governing Jurisdiction, is hereby amended to conform to the minimum requirements of such laws.

                              ENDORSEMENT NUMBER 1

This Endorsement is to be attached to and form a part of Policy No. 08320000 issued to Galileo International, Inc.

The effective date of this Endorsement is July1, 1998.

In consideration of the payment of premium for this policy, it is hereby understood and agreed that:

1. The Personal Sojourn Endorsement, Policy Form GTO-R 114 of this Policy is limited to the first seven (7) consecutive days of such travel.



























In all other respects the provisions and the conditions of the policy remain the same.

The Company has executed this endorsement at Los Angeles, California.

                           Information Required by the
                           Employee Retirement Income
                  Security Act of 1974, as amended ("ERISA")

Appeal of Claim Denial. If a claim is denied is whole or in part, the claimant will receive: (1) a written explanation giving detailed reasons for denial; (2) specific reference to policy provisions on which the denial is based; (3) a description of any additional material or information necessary for the claimant to perfect the claim; (4) an explanation of why such material or information is necessary; (5) an explanation of our claim appeal procedure.

If the claimant is not satisfied, or does not agree with the reasons for the denial of the claim, the claimant may appeal the decision to us, Transamerica Life Companies, ERISA Appeals Unit, Suite T-12-06, P.O. box 30852, Los Angeles, California 90030-0852. We provide the benefits under the Group Master Policy identified on the front cover of your Certificate.

We are the fiduciary under the plan designated to review any claim appeals with respect to the policy by the claimant. We are vested with discretionary authority to determine eligibility for benefits and to construe and interpret the plan/policy terms and provisions. Our decision with respect to eligibility and plan/policy terms and provisions is final, conclusive and binding as to all parties.

The appeal must be writing, and can be made by the claimant or the claimant's duly authorized representative. It must set out the claimant's reasons for the appeal and the claimant's dissatisfaction or disagreement. Any evidence or documentation to support the claimant's position should be submitted with written appeal. Upon written request, the claimant may review pertinent documents that pertain to the claim and its denial.

The appeal must be made within 60 days of the date the claimant receives the letter denying the claim.

We will promptly review the claim and appeal. We will advise the claimant of our decision in writing, giving specific reasons for the decision with references to pertinent policy provisions n which the decision is based. The written decision will be sent to the claimant not later than 60 days after our receipt of the written appeal, unless special circumstances require an extension of time for processing the appeal, or obtaining more information, or conducting an investigation of the facts. In no event will the written decision be sent later than 120 days after we receive the written appeal.

If the claimant disagrees with our decision on appeal, the claimant may file suit in federal or state court asking the court to overturn our decision as an abuse of discretion. If the court rules in the claimant's favor, it may order us to pay the claimant's court costs an legal fees. If the claimant loses, the court may order the claimant to pay our court costs and legal fees (for examples, if the court finds the claimant's suit to be frivolous.

                            ILLINOIS LIFE AND HEALTH
                       INSURANCE GUARANTY ASSOCIATION ACT

Residents of Illinois who purchase health insurance, life insurance, and annuities should know that the insurance companies licensed in Illinois to write these types of insurance are members of the Illinois Life and Health Insurance Guaranty Associate. The purpose of this Guaranty Association is to assure that policyholders will be protected, within limit, in the unlikely event that a member insurer becomes financially unable to meet is obligations. If this should happen, the Guaranty Association will assess its other member insurance companies for the money to pay the covered claims of policy holders that live in Illinois (and their payees, beneficiaries, and assignees) and, in some cases to keep coverage in force. The valuable extra protection provided by these insurers through the Guaranty Association is not unlimited, however, as noted below.

                                ILLINOIS LIFE AND
                      HEALTH INSURANCE GUARANTU ASSOCIATION
                                   DISCLAIMER

      The Illinois Life and Health Insurance Guaranty Association provides coverage on claims under some types of policies if the insurer becomes impaired or insolvent. COVERAGE MAY NOT BE AVAILABLE FOR YOUR POLICY. Even if coverage is provided, there are substantial limitations and exclusions. Coverage is generally conditioned on continued residence in Illinois. Other conditions may also preclude coverage.

      You should not rely on availability of coverage under the Life and Health Insurance Guaranty Association when selecting an insurer. Your insurer and agent are prohibited from using this existence of the Association of its coverage to sell you an insurance policy.

      The Illinois Life and Heath Insurance Guaranty Association or the Illinois Department of Insurance will respond to any questions you may have which are not answered by this document. Policyholders with additional questions may contact:

              Illinois Life and Health Insurance Guaranty Association
                           8420 West Bryn Mawr Avenue
                             Chicago, Illinois 60631
                                 (312) 714-8050

                        Illinois Department of Insurance
                           320 West Washington Street
                                    4th Floor
                           Springfield, Illinois 62767
                                 (217) 782-4515

                         Summary of General Purpose And
                         Current Limitations of Coverage

      The Illinois law that provides for this safety-net coverage is called the Illinois Life and Health Insurance Guaranty Association Law ("Law") (215 ILCS 5\531.01, et seq.). The following contains a brief summary of the Law's coverage, exclusions and limits. The summary does not cover all provisions, nor does it in any way change anyone's rights or obligations under the Law or the rights or obligations of the Guaranty Association. If you have obtained this document from an agent in connections with the purchase of a policy, you should be aware that its delivery to you does not guarantees that your policy is covered by the Guaranty Association.

a)    Coverage
      The Illinois Life and Health Insurance Guaranty Association provides coverage to policyholders that reside in Illinois for insurance issued by members of the Guaranty Association, including:
1)    life insurance, health insurance, and annuity contracts;
2) life, health or annuity certificates under direct group policies or contracts:
3)    unallocated annuity contracts; and
4) contracts to furnish health care services and subscription certificates for medical or health car services issued by certain licensed entities. The beneficiaries, payees, or assignees of such persons are also protected, even if they live in another state.

b)    Exclusions from Coverage:
1)    The Guaranty Association does not provide coverage for:
A)    any policy or portion or a policy for which the individual has assumed the risk;
B)    any policy of reinsurance (unless an assumption certificate was issued);
C)    interest rate guarantees which exceed certain statutory limitations;
D)    certain unallocated annuity contracts issued to an employee benefit plan protected under the Pension Benefit Guaranty Corporation and any portion of a contract which in not issued to or in connection with a specific employee, union, or association of natural persons benefit plan or a government lottery;
E)    any portion of a variable life insurance or variable annuity contract not guaranteed by an insurer; or
F)    any stop loss insurance.
2) In addition, persons are not protected by the Guaranty Association if: A) the Illinois Director of Insurance determines that, in the case of an insurer which is not domiciled in Illinois, the insurer's home state provides substantially similar protection to Illinois residents which will be provided in a timely manner, or
B)    their policy was issued by an organization which is not a member insurer of the Association.

c) Limits on amount of Coverage:
1) The Law also limits the amount the Illinois Life and Health Insurance Guaranty Association is obligated to pay. The Guaranty Association's liability is limited to the lesser of either:

A)    the contractual obligations for which the insurer is liable or for which the insurer would have been liable if it were not an impaired or insolvent insurer, or
B) with respect to any one life, regardless of the number of policies, contracts, or certificates:
i)    in the case of life insurance, $300,000 in death benefits but not more than $100,000 in net cash surrender or withdrawal values;
ii) in the case of health insurance, $300,000 in health insurance benefits, including net cash surrender or withdrawal values; and
iii)  with respect to annuities, $100,000 in the present value of annuity benefits, including net cash surrender or withdraw values, and $100,000 in the present value or annuity benefits for individual participating in certain government retirement plans covered by an unallocated annuity contracts other than those issued to certain governmental retirement plans is $5,000,000 in benefit per contract holder, regardless of the number of contracts.

2) However, in no event is the Guaranty Association liable for more than $300,000 with respect to any one individual.

                                                               Exhibit 10.44 (b)

                                                                           Group


                                    Sedgwick


                            Certificate of Insurance


 THE INSURED IS REQUESTED TO READ THIS CERTIFICATE AND IF INCORRECT TO RETURN IT
                           IMMEDIATELY FOR ALTERATION


This Certifies that Sedgwick Limited (hereinafter referred as the Broker) has effected insurance whereby in consideration of the Insured having paid or agreed to pay the Premium and any Insurance Premium Tax due certain Insurers as detailed on Schedule attached hereto agree each for his own part and not one for another that Insurers will subject to the terms Exceptions and Conditions contained herein or endorsed hereon pay Compensation to or indemnify the Insured as hereinafter provided.

In Witness Whereof this Certificate has been signed on behalf of the Broker




                                    ------------------------------------------
                                                Authorized Signature


                               General Conditions

1. This Certificate and the Schedule shall be read together and any word or expression to which a specific meaning has been attached in either shall bear such meaning wherever it may appear 2. As soon as practicable after the happening of any event which may give rise to a claim written notice shall be given to the Broker 3. All certificates information and evidence required by Insurers shall be furnished free of expense to and in the form prescribed by them The Insured Person shall as often as required submit to medical examination on behalf of and at the expense of Insurers in connection with any claim 4. Insurers shall not be bound to accept or be affected by any notice of any trust charge lien assignment or other dealing with or relating to this insurance 5. Compensation shall be payable only to the Insured or to the Insured's personal representatives whose receipt shall effectually discharge Insurers Nothing in this Certificate shall be deemed to give the Insured Person or the Insured Person's personal representatives the right to claim from or sue Insurers 6. No sum payable under this insurance shall carry interest 7. The Insured shall give notice to the Broker within a reasonable time of any material change in the Business or the Insured Person's Occupation and shall pay any additional premium required by Insurers in consequence thereof 8. If any part of the Premium is calculated on estimates furnished by the Insured the Insured shall keep an accurate record containing all relative particulars and shall allow Insurers to inspect such record The Insured shall within one month from the expiry of the Period of Insurance furnish such information as Insurers may require The Premium shall thereupon be adjusted 9. Insurers may cancel any insurance under this Certificate in respect to Death Disablement or Medical Expenses consequent upon war invasion act or foreign enemy hostilities (whether war be declared or not) civil war rebellion revolution insurrection military or usurped power by sending 7 days' notice to the Insured at the Insured's last known address Insurance in respect of any journey involving travel outside the Insured Person's country of residence which shall have been commenced before the expiry of such notice shall not be affected hereby 10. Insurers may cancel this insurance by sending 3 months' notice to the Insured at the Insured's last known address The Insured shall thereupon become entitled to the return of a proportionate part of the Premium Insurance in respect of any journey which shall have been commenced before the expiry of such notice shall not be affected thereby 11. The due observance and fulfilment of the terms Conditions and Endorsements so far as they relate to anything to be done or complied with by the Insured or the Insured Person and the truth of any information supplied by the Insured in connection with this Insurance shall be conditions precedent to any liability of Insurers to make any payment hereunder 12. If at the time any claim to indemnity arises under this Certificate there be any other insurance in force in the Insured's name covering the same loss Insurers shall not pay more than their rateable proportion of such claim

                        CERTIFICATE OF INSURANCE - GROUP

                                GENERAL SCHEDULE


Certificate No.: G8R5669


Insured:         The Galileo Company and/or subsidiary companies


Address:         Galileo Centre Europe, Windmill Hill, Swindon, Wilts SN5 6PH


Business:        Production of computerised reservation and information systems for travel agents, the provision of marketing, legal, financial and software development services to Galileo International
                 L.L.C.



Period of Insurance:

a)    From  1 July 1998  to  30 June 199  both days inclusive

b) Any subsequent period for which the Insured shall agree to pay and Insurers shall agree to accept a renewal premium

Premium:

First                                     (pound)27,504.80

Insurance Premium Tax @ 4% on 100%        (pound)  1,100.19

Total                                     (pound)28,604.99


INSURERS


Royal & Sun Alliance Insurance plc                                100.00%


Date:  19th February 1999


0304.1

                        CERTIFICATE OF INSURANCE - GROUP

                          SCHEDULE (PERSONAL ACCIDENT)



Insured Person:   A.   Any Director or Employee of the Insured resident in Great
                       Britain, Northern Ireland, The Isle of Man or the Channel
                       Islands

                  B.    Visitors

Operative Time:   A.    24 Hours

                  B. Whilst lawfully on the Insured's Swindon premises or any of the Insured's NDC premises


Benefits                            Compensation
A.

1.        3 x annual salary as defined

2.        3 x annual salary as defined

3.(a)     3 x annual salary as defined

(b)       3 x annual salary as defined

  (c) (i) 3 x annual salary as defined

     (ii) 25% of the Compensation shown in (c) (i) above

1.        3 x annual salary as defined

5.(a)     (pound)Nil       ) per week for a maximum of
  (b)     (pound)Nil       ) Nil weeks in all

6. Reimbursement up to 15% of the Compensation paid for any of Benefits 1-4 or 30% of the total weekly Compensation paid whichever is the greater in respect of any one Insurance Person subject to a maximum of (pound)10,000



B.

1.    (pound)10,000

2.    (pound)10,000

3.(a) (pound)10,000

(b)   (pound)10,000

0304.2(a) Standard Benefits

                                                                           Group


                                Personal Accident

If during the Operative Time in any Period of Insurance an Insured Person sustains accidental bodily injury which independently of any other cause results within twenty-four months in Death Disablement or the incurring of Medical Expenses Insurers will pay Compensation to the Insured or the Insured's personal representatives

                                  Disappearance

In the event of the disappearance of an Insured Person if after a suitable period of time it is reasonable to believe that such Insured Person has died as a result of accidental bodily injury the Death Benefit shall become payable subject to a signed undertaking that if the belief is subsequently found to be wrong such Death Benefit shall be refunded to Insurers

                                    Exposure

Death Disablement or Medical Expenses as the direct result of exposure of an Insurance Person shall be deemed to have been caused by accidental bodily injury


Benefits                                  Compensation

1.    Death                                                 1.

2. Loss of two or more Limbs or both Eyes or one of each 2.

3.(a) Loss of one Limb or Eye                               3.(a)
   (b)      Permanent total loss of speech                                 (b)
   (c)      Permanent total loss of hearing                                (c)
      (i)   in both ears                                                  (i)
      (ii)  in one ear                                              (ii)
4.    Permanent Total Disablement from the Insured Person's usual 4.
      occupation in the Business
5.(a) Temporary Total Disablement from usual occupation           5.(a)
   (b)      Temporary Partial Disablement                            (b)
6. Medical Expenses being the cost of medical surgical or other 6. remedial attention treatment or appliances given or prescribed by a qualified member of the medical profession and all hospital nursing home and ambulance charges

                               Special Conditions

(a) Compensation shall not be payable in respect of any one Insured Person under more than one of Benefits 1 to 4 in connection with the same accidental bodily injury

(b) On the happening of any accidental bodily injury giving rise to a claim under any of Benefits 2, 3(a), 3(b), 3(c)(i) or 4 this insurance shall cease to apply to that Insured Person

(c) If no Death Benefit is included in respect of the Insured Person Compensation shall not be payable under Benefits 2 to 4 until at least 13 weeks after the date of the accidental bodily injury and such Compensation shall then only be payable if the Death Benefit would not if included have been payable in the meantime as a result of the accidental bodily injury If the Death Benefit is included but is less than the appropriate Compensation under Benefits 2 to 4 the Compensation payable under Benefits 2 to 4 shall not exceed the Death Benefit until 13 weeks have elapsed from the date of the accidental bodily injury and the balance shall then only be payable if the Death Benefit has not in the meantime become payable as a result of the accidental bodily injury

(d) Compensation shall not exceed (pound)2,000,000 in respect of any one Insured Person but in respect of Benefit 3 shall not exceed (pound)500,000 any one Insured Person

(e) Insurers total liability in respect of all Insured Persons travelling in the same aircraft (other than light aircraft or helicopters) shall not exceed (pound)5,000,000 In respect of all Insured Persons travelling in any one light aircraft or helicopter Insurers total liability shall not exceed (pound)2,000,000 If the total of claims for all Insured Persons travelling in any one aircraft or helicopter exceeds the respective limit the amount insured for each person shall be proportionately reduced until the total of all claims does not exceed the appropriate limit

(f) If the Insured Person is not normally gainfully employed

      (i) Compensation under Benefits 5(a) and 5(b) shall be limited within the rate specified to medical and other expenses necessitated by such Disablement and not otherwise recoverable under this insurance
      (ii) Benefit 4 shall read "Permanent total Disablement from gainful employment of any and every kind"

(a) If the Insured Person is under school age or is a minor still undergoing full time education the maximum amount payable under Benefit 1 shall be (pound)5,000 and under Benefits 2 to 4 (pound)50,000

(b) If the Insured comprises more than one party having an interest in the Insured Person the Compensation shall represent the total Compensation in respect of that Insured Person for all interests covered by the insurance

                                   Definitions

1. Temporary Partial Disablement shall mean disablement from a substantial part of the Insured Person's usual occupation

2.    Loss of Limb shall mean
      (i) in the case of a lower limb loss by permanent physical severance at or above the ankle or permanent total loss of use of an entire leg or foot
      (ii) in the case of an upper limb loss by permanent physical severance of the entire four fingers through or above the meta carpo phalangeal joints or permanent total loss of use of an entire arm or hand

1. Loss of Eye shall include total and irrecoverable loss of sight which shall be deemed to have occurred (i) in both eyes when the condition is shown to the satisfaction of the Insurers to be permanent and without expectation of recovery and the Insured Person's name has been added to the Register of Blind Persons on the authority of a fully qualified ophthalmic specialist
(ii) in one eye when the degree of sight remaining after correction is 3/60 or less on the Snellen scale and the Insurers are satisfied that the condition is permanent and without expectation of recovery

                                   Exceptions

Insurers shall not be liable in respect of Death Disablement or Medical Expenses consequent upon
1.    the Insured Person
      (a)   engaging in aviation otherwise than as a passenger
      (b)   committing or attempting to commit suicide
      (c) suffering from sickness or disease not resulting from bodily injury or suffering from bodily injury due to a gradually operating cause or naturally occurring condition or degenerative process
2. bodily injury of any person aged 75 years or more at inception of the Period of Insurance

3. (a) war whether declared or not between any of the following countries namely France the United Kingdom the former constituent parts of the Union of Soviet Socialist Republics and the United States of America or the Peoples Republic of China
      (b) war in Europe whether declared or not (other than civil war but including any enforcement action by or on behalf of the United Nations) in which any of those countries or any Armed Forces thereof are engaged unless the accidental bodily injury occurs in the course of a journey involving travel outside the Insured Person's country of residence

                                        Hijack or Kidnap

In the event of an Insured Person being the subject of a hijack or kidnap 1. this insurance shall remain in force beyond the renewal date in respect of the
      Insured Person who is at that time the subject of a hijack or kidnap provided that the renewal premium under this Certificate is paid (Renewal Premium shall mean the Premium which Insurers would have charged to extend the Certificate for twelve months had the Insured Person not been hijacked or kidnapped)
2. The Insurers will pay (pound)200 for each period of 24 hours or part thereof that the Insured Person is so restrained subject to a maximum of (pound)10,000

Hijack shall mean the unlawful seizure or wrongful exercise of control of an aircraft or other conveyance in which an Insured Person is travelling

Kidnap shall mean the illegal taking and holding captive of an Insured Person

                             Hospitalisation Benefit

If as the result of accidental bodily injury occurring during the Operative Time the Insured Person is admitted to a Hospital as a registered in-patient on the recommendation of a Medical Practitioner Insurers will pay (pound)15 per full 24 hours for up to 52 weeks Benefit shall not be payable for the first 48 hours of each admission unless any admission subsequent to the initial admission can be directly attributed to the same accidental bodily injury

Hospital shall mean any institution anywhere in the world which meets fully each of the following criteria 1. maintains permanent and full-time facilities for the care of overnight resident patients
2. has diagnostic and therapeutic facilities for the surgical and medical diagnosis treatment and care of injured and sick persons by and under the supervision of a staff of Medical Practitioners
3. continuously provides 24 hours a day nursing service supervised by State Registered Nurses or nurses with equivalent qualifications
4.    is not other than incidentally
      (a)   a mental institution or
      (b)   a nursing or convalescent home or a place for the aged or
      (c)   a place for drug addicts or alcoholics
Medical Practitioner shall mean any legally qualified medical practitioner other than 1
      1. an Insured Person
      2.    a member of the immediate family of an Insured Person
      3.    an employee of the Insured

                        CERTIFICATE OF INSURANCE - GROUP

                                SCHEDULE (TRAVEL)


Insured Person:         Any Director or Employee of the Insured


Operative Time:         Whilst on a Journey as defined


Journey:                (a)   This insurance is restricted to but shall apply
automatically
                              in respect of any journey undertaken on the business of the Insured which commences during the period of insurance involving travel outside Great
                              Britain, Northern Ireland,
the
                       Isle of Man or the Channel Islands

                        (b) within or between Great Britain, Northern Ireland, the Isle of Man or the Channel Islands

                           Excluding to and form work

                        Cover applies from the time of leaving the Insured Persons residence or place of business whichever is left last at the commencement of the journey until arrival back at the Insured Persons residence or place of business whichever is reached first at the end of the journey including while staying temporarily at any place on route or in the destination area in the course of the journey


Except by specific agreement with Insurers prior to commencement of the Journey this insurance will not apply in respect of any Journey of more than 18 months' duration except that if the Journey is not completed within 18 months' due to delay or interruption of Public Transport Services or the hijacking of the Insured Person's aircraft or other conveyance or the kidnapping of an insured Person the period shall be extended automatically without additional premium for such further period as may be reasonably necessary for completion of the journey.

It  is  noted  that  the  renewal  premium  of  (pound)27,504.80   includes  the
territories of Netherlands, Switzerland and Nordiska

It is also noted and agreed that the policy includes the additional territories of France, Belgium, Germany, Portugal, Spain and Dubai

Compensation/Sums Insured/Indemnity Limit: (Applicable separately for each Insured Person in respect of each Journey undertaken)

PERSONAL ACCIDENT

Benefits          Compensation

1.    (pound)25,000
2.    (pound)25,000
3.(a)             (pound)25,000
   (b)                  (pound)25,000
   (c) i.               (pound)25,000
        ii.             (pound) 25% of the Compensation shown in (c) (i) above
4.                (pound)25,000
5. (a)                  (pound)Nil     ) per week for a maximum of
    (b)                       (pound)Nil     ) Nil weeks in all

1. Reimbursement up to 15% of the Compensation paid for any of Benefits 1-4 or 30% of the total weekly Compensation paid whichever is the greater in respect of any one Insured Person subject to a maximum of (pound)10,000.

MEDICAL AND EMERGENCY TRAVEL EXPENSES           Sum Insured (pound)Unlimited
                                                            (pound) Nil  UK

PERSONAL BAGGAGE                                Sum Insured (pound)3,000

LOSS OF MONEY                                         Sum Insured (pound)1,000

CANCELLATION CURTAILMENT AND CHANGE OF ITINERARY
(only included if Medical and Emergency
Travel Expenses Covered)                              Sum Insured (pound)2,000

TRAVEL DELAY
(only included if Medical and Emergency
Travel Expenses Covered)                            Sum Insured 1 Unit

PASSPORT INDEMNITY
(only included if Medical and Emergency
Travel Expenses Covered)                            Indemnity Limit (pound)500

PERSONAL LIABILITY
(only included if Personal Accident and/or
Medical and Emergency Travel Expenses
Covered)                                        Indemnity Limit (pound)2,000,000
                                                any one event

LEGAL EXPENSES
(only included if Medical and Emergency
Travel Expenses Covered)                        Indemnity Limit(pound)25,000





0304.3(a) Standard P.A. Benefits

                      Medical and Emergency Travel Expenses


Insurers will indemnify the Insured on behalf of the Insured Person concerned (in original currency if so required and currency regulations permit)in respect of all Medical Expenses and Emergency Travel Expenses necessarily incurred as the direct result of an Insured Person falling ill or sustaining bodily injury or dying during a Journey

The liability of Insurers in respect of illness or bodily injury or each Insured Person shall be limited to the Sum Insured specified in the Schedule (Travel) for Medical and Emergency Travel Expenses

Medical Expenses shall mean the cost of medical surgical or other remedial attention treatment or appliances given or prescribed by a qualified member of the medical profession and all hospital nursing home and ambulance charges Dental and optical expenses are not payable unless incurred in an emergency

Emergency Travel Expenses shall mean the additional cost (less any saving by or recovery available to the person concerned) of transport accommodation and rescue incurred in respect of the Insured Person and

(a) of any relatives or friends who have necessarily to travel to or remain with or escort the Insured Person and in the case of death the necessary cost of funeral expenses and of transporting the body or ashes and the deceased's personal property to the Insured Person's country of residence and

(b) any one or more Insured Persons who decide to return to their country of residence as a result of the

            (i)   death
            (ii) illness or bodily injury necessitating return to the country of residence of any other Insured Person who is a member of the party with whom the Insured Person is travelling
                                   Exceptions

Insureds shall not be liable

1.    in respect of Expenses consequent upon

      (a)   the Insured Person

            (i) engaging in aviation otherwise than as a passenger (ii) committing or attempting to commit suicide

      (b) pregnancy of the Insured Person and rising within two months of the estimated date of birth

      (c) bodily injury or illness of any person aged 75 years or more at inception of the Period of Insurance

2.    in respect of Expenses

      (a) for any Insured Person travelling against medical advice or for the purpose of obtaining treatment

      (b) incurred more than two years after the need for treatment arises

3. in respect of Expenses incurred in the United Kingdom or the country where the Insured Person is normally resident other than those arising in connection with a Journey involving travel from the United Kingdom or the country where the Insured Person is normally resident and then only

      (a)   for an amount not exceed (pound)10,000 per Insured Person and

      (b) incurred within 3 months of the Insured Persons return to the United Kingdom or the country where the Insured Person is normally resident

4. for the first(pound)50 of each claim in respect of any Insured Person under 12 months of age

5.    in respect of Expenses consequent upon

      (a) war whether declared or not between any of the following countries namely France the United Kingdom the former constituent parts of the Union of Soviet Socialist Republics and the United States of America or the Peoples Republic of China

      (b) war in Europe whether declared or not (other than civil war but including any enforcement action by or on behalf of the United Nations) in which any of those countries or any Armed Forces thereof are engaged unless the Expenses occur in the course of a Journey involving travel outside the Insured Person's country of residence



                                      Emergency Assistance


      A 24 hour emergency aid service operated by International Assistance Services Limited (IAS) is available so that an Insured Person may request help in the event of an emergency overseas relating to medical problems for which the cost is covered by the Medical and Emergency Travel Expenses Section of this Certificate



      International Assistance Services Limited telephone numbers etc., are

            Telephone:  0181-763 3155
            Telex:            8951673 IAS-G
            Facsimile:  0181-763 3035

      Their address is: 32, High Street
                        Purley
                        Surrey CR8 2PP

                                                                           Group


                                        Personal Baggage


Insurers will indemnify the Insured on behalf of the Insured Person concerned in respect of loss of or damage to any personal property taken on a Journey or acquired while away by the Insured Person or when sent as Luggage in Advance up to but not exceeding the sum Insured specified in the Schedule (Travel) for Personal Baggage

The Sum Insured shall be maintained at its full amount and following any loss or damage shall be automatically reinstated without charge to the Insured

In addition in the event of theft or transport or mis-direction due to any cause outside the control of the Insured Person occurring during a Journey or whilst sent as Luggage in Advance whereby the Insured Person is temporarily deprived of the use of any article of clothing toilet requisite suitcase or other essential container and it becomes necessary to replace such property by a similar article for use during the Journey Insurers will reimburse any reasonable expense so incurred not exceeding (pound)500 in respect of such Insured Person Any amount so paid shall be deducted from any subsequent claim for such articles should they be recovered damages or be permanently lost

In the event of the total loss of destruction of any article the basis of settlement shall be the cost of replacing the article as new PROVIDED THAT the article is substantially the same as but not better than the original article when new

                                   Exceptions

Insurers shall not be liable for

      1. loss of or damage to coins bank and currency notes cheques postal and money orders travellers' cheques travel tickets passports green cards and petrol and other coupons which have monetary value bonds negotiable instruments or securities of any kind

      2. more than 25% of the Sum Insured for Personal Baggage or (pound)1,250 whichever is the less for any one article pair or set unless such article pair or set is notified to and a higher limit is accepted by Insurers A pair or set of articles shall be deemed to be a single article and in the event of a partial loss Insurers shall not be liable for more than a reasonable proportion of the total value of the pair or set

      3. chipping or breakage of china or glass or other articles of a fragile nature unless caused by fire or by an accident to the vehicle vessel or aircraft in or on which such article was being conveyed

      4.    damage to sports equipment while in use

      5.    loss or damage caused by

            (a) wear and tear depreciation moth vermin atmospheric or climatic conditions or any other gradually operating cause

            (b)   any process of cleaning dyeing repairing or restoring

            (c) delay confiscation or detention by order of any Government or Public Authority

      6.    mechanical or electrical breakdown

      7. loss or damage directly occasioned by pressure waves caused by aircraft and other aerial devices travelling at sonic and supersonic speeds

      8. loss destruction or damage occasioned by or happening through or in consequence of war invasion act of foreign enemy hostilities (whether war be declared or not) civil war rebellion revolution insurrection or military or usurped power

      9. loss destruction or damage to any property whatsoever or any loss or expense whatsoever resulting or arising therefrom or any consequential loss directly or indirectly caused by or contributed to by or arising from

            (a) ionising radiations or contamination by radioactivity from any nuclear waste from the combustion of nuclear fuel

(a) the radioactive toxic explosive or other hazardous properties of any explosive nuclear assembly or nuclear component thereof

                                                                           Group


                     Cancellation Curtailment and Change of Itinerary


Insurers will indemnify the Insured on behalf of the Insured Person concerned up to the Sum Insured specified in the Schedule (Travel) for Cancellation Curtailment and Change of Itinerary expenses arising after the inception date of this insurance as follows

1.    Cancellation

      If before departure the Insured Journey is cancelled as a direct and necessary result of any cause outside the control of the Insured or the Insured Person Insurers will reimburse all deposits advance payments and other charges for transport and accommodation

      (a) which have been paid or will be payable and (b) which become forfeit under contract and (c) which cannot be recovered elsewhere

2.    Curtailment (including Replacement)

      If after departure the Insured Journey is curtailed as a direct and necessary result of any cause outside the control of the Insured or the Insured Person Insurers will reimburse

      (a) for all deposits advance payments and other charges for transport and accommodation (i) which have been paid or will be payable and will not be used and
            (ii) which become forfeit under contract and (iii) which cannot be recovered elsewhere

      (b) the additional cost of travel and accommodation necessarily incurred to return the Insured Person to their country of residence less any saving available

      (c) the additional cost of travel and accommodation necessarily incurred as a direct result of a replacement for an Insured Person being sent abroad to assume the duties of the Insured Person less any amount recoverable elsewhere

3.    Change of Itinerary

      If after departure pre-booked arrangements in connection with the Insured Journey are altered as a direct and necessary result of any cause outside the control of the Insured or the Insured person Insurers will reimburse the additional cost of travel and accommodation necessarily incurred to enable the Insured Person to continue the Insured Journey less than saving available


                                   Exceptions

Insurers shall not be liable

1. if the Journey is cancelled curtailed or the itinerary is changed as a result of

      (a)   disinclination to travel

      (b) pregnancy if cancellation curtailment or change of itinerary occurs within two months of the expected date of birth

      (c) the financial circumstances of the Insured or unemployment or change of employment of the Insured Person

      (d)   the default of any
            (i) provider of transport or accommodation (ii) agent of such provider (iii) agent acting for the Insured or the Insured Person

      (e)   regulations made by any Government or Public Authority

      (f) strike labour dispute mechanical breakdown or failure of the means of transport (other than disruption of road and rail services by avalanche snow or flood) other than where the departure of an aircraft or ship on which the Insured Person is booked to travel is delayed by at least 24 hours unless the delay is due to a strike or industrial action which existed or of which advance warning had been given prior to the date on which the Journey was booked

2.    for any claim

      (a) involving a person who is travelling or intending to t ravel against the advice of a Medical Practitioner or for the purpose of obtaining treatment

      (b) for an Insured Person aged less than one year at commencement of the Journey

      (c) for an Insured Person aged 75 years or more at inception of the Period of Insurance

3. for loss destruction or damage to any property whatsoever or any loss or expense whatsoever resulting or arising therefrom or any consequential loss directly or indirectly caused by or contributed to by or arising from

      (a) ionising radiations or contamination by radioactivity from any nuclear fuel or from any nuclear waste from the combustion of nuclear fuel

      (b) the radioactive toxic explosive or other hazardous properties of any explosive nuclear assembly or nuclear component thereof

                               Passport Indemnity

Insurers will indemnify the Insured on behalf of the Insured Person concerned up to the Sum Insured specified in the Schedule (Travel) for Passport Indemnity in respect of the necessary additional cost of travel and accommodation incurred to enable the Insured Person to obtain a replacement passport if after departure the Insured person's passport is lost stolen or destroyed

                                    Exception

Insurers shall not be liable if the loss or destruction of the passport has not been reported to the consular representative of the relevant issuing country within 24 hours of discovery

                                  Travel Delay

If the departure of the ship or aircraft or other conveyance on which the Insured Person is booked to travel on an Insured Journey which includes travel outside of the United Kingdom is delayed because of a strike industrial action adverse weather or mechanical breakdown Insurers will compensate the Insured on behalf of the Insured Person for the inconvenience caused Insurers liability will not exceed the number of United of Benefit shown in the Schedule


One Unit of Benefit is

(a) (pound)20 if the Insured Person's departure is delayed for at least 12 hours

(b)   a further(pound)10 for each additional full 12 hours

up to a maximum of (pound)60 in respect of any one Insured Person

The maximum number of Units is 5

                                   Exceptions

Insurers shall not be liable if

1. the Insured Person fails to check in according to the itinerary supplied unless such failure was itself due to strike or industrial action

2. the delay is due to a strike or industrial action which existed or of which advance notice had been given on or before the date on which the Journey was booked

3. the delay is due to the withdrawal from service temporarily or permanently of any ship or aircraft on the orders or recommendation of any Port
      Authority or the Civil Aviation Authority or any similar body in any country

4. the Insured or the Insured Person decides to cancel the Journey and a claim is paid under the Cancellation Curtailment and Change of Itinerary Insurance Section of this Certificate

                                                                           Group


                               Personal Liability

Insurers will indemnify the Insured person up the Indemnity Limit specified in the Schedule (Travel) in respect of legal liability for damages arising from accidental

(a)   Injury to any person

(b)   loss or damage to material property

happening during a Journey

Insurers will also pay claimants costs and expenses for which the Insured Person or the Insured Person's personal representatives are legally liable in connection with the Event giving rise to the claim and all other costs and expenses incurred with their written consent

                                   Definitions

1. Event shall mean one occurrence or all occurrences of a series consequent on or attributable to one source or original cause

2. Injury shall mean bodily injury death disease or illness

3. Insured person shall mean the Insured Person or the Insured Person's personal representatives

                               Special Conditions

(a) Insurers must be given immediate written notice with full particulars of any occurrence which may give rise to a claim Every letter writ summons and process must be forwarded to Insurers as soon as possible Insurers must be told immediately the Insured or the Insured Person are aware of any prosecution inquest or inquiry in connection with any occurrence which may give rise to a claim

(b) No admission offer promise payment or indemnity may be made by the Insured or the Insured Person or on their behalf without Insurers written agreement

(c) Insurers are entitled to take over the defence and settlement of any claim or to prosecute any claim in the name of the Insured Person for their own benefit Insurers have full discretion in the conduct of any proceedings and the settlement of any claim

(d) Insurers may at any time pay the Insured Person the amount for which a claim can be settled up to a limit of (pound)2,000,000 (less any damages already paid) Insurers will then be under no further liability other than for costs and expenses incurred prior to their making such a payment

                                   Exceptions

Insurers shall not be liable

1.    where legal liability arises out of

      (a)   the Insured Person's profession trade or business

      (b) the ownership possession or use by or on behalf of the Insured Person of any caravan mechanically propelled vehicle aircraft or other aerial device hovercraft or water-borne craft (other than hand-propelled or sailing craft in territorial waters)

2. for loss of or damage to any property which at the time of the Event giving rise to such legal liability is owned by or held in trust by or in the custody or control of the Insured Person This Exception does not apply to loss or damage to premises and their fixtures and fittings leased or rented to the Insured Person where such legal liability has not been accepted by agreement

3. for liability occasioned by or happening through or in consequence of war invasion act of foreign enemy hostilities (whether war be declared or not) civil war rebellion revolution insurrection or military or usurped power

4. for liability of whatsoever nature directly or indirectly caused by or contributed to by or arising from

      (a) ionising radiations or contamination by radioactivity from any nuclear fuel or from any nuclear waste from the combustion of nuclear fuel

      (b) the radioactive toxic explosive or other hazardous properties of any explosive nuclear assembly or nuclear component thereof

                                                                           Group


                                 Legal Expenses


Insurers will indemnify the Insured on behalf of the Insured Person concerned in respect of Legal Expenses incurred by or on behalf of an Insured Person in pursuit of a claim for damages and/or compensation against a third party who has caused bodily injury to or death or illness of that Insured Person by an incident occurring during an Insured Journey which involves travel outside Great Britain, Northern Ireland the Isle of Man or the Channel Islands

The liability of Insurers in respect of Legal Expenses incurred in connection with any one Insured Person Any One Claim shall be limited to the Indemnity Limit specified in the Schedule

                                   Definitions

1.    Appointed Representative
      A solicitor firm of solicitors or any appropriately qualified person firm or company appointed to act for the Insured Person in accordance with the terms of this Insurance

2.    Any One Claim
      All claims or legal proceedings including any appeal against judgement consequent upon the same original cause event or circumstances shall be regarded as one claim

3.    Legal Expenses

      (a) Any fees expenses and other disbursements reasonably incurred by the Appointed Representative in connection with any claim or legal proceedings including costs and expenses of expert witnesses as well as those incurred by Insurers in connection with any such claim or legal proceedings

      (b) Any costs payable by the Insured Person following an award of costs by any court or tribunal and any costs payable following an out of court settlement made in connection with any claim or legal proceedings

      (c) Any fees expenses and other disbursements reasonably incurred by the Appointed Representative in appealing or resisting an appeal against the judgement of a court tribunal or arbitrator


                      Special Claims Settlement Conditions


1. Insurers consent to pay Legal Expenses must firstly be obtained in writing. This consent will be given if the Insured Person can satisfy Insurers that

      (a) there are reasonable grounds for pursuing or defending the legal proceedings and

      (b) it is reasonable for Legal Expenses to be provided in a particular case

      The decision to grant consent will take into account the opinion of the Insured Person's Appointed Representative as well as that of Insurers own advisers Insurers may require at the Insured Person's expense an opinion of counsel on the merits of the claim or legal proceedings If the claim is subsequently admitted the Insured Person's costs in obtaining such an opinion will be covered by this insurance

2. In the event of any dispute, other than in respect of the admissibility of a claim upon which Insurers decision is final such dispute shall be referred to single arbitrator who shall be either a solicitor or barrister agreed upon by the parties or failing agreement one who is nominated by the President for the time being of the appropriate Law Society

                                   Exceptions

Insurers shall not be liable for

1. any Legal Expenses incurred in the defence against any civil claim or legal proceedings made or brought against the Insured Person

2.    any fines or other penalties imposed by a court of criminal jurisdiction

3.    any  Legal  Expenses   incurred  in  connection   with  any  criminal  act
      deliberately or intentionally committed by the Insured Person

4. any Legal Expenses incurred in the pursuance of any claim against a Travel Agent Tour Operator Insurer or their agents which are eligible for consideration under an Arbitration Scheme or Complaints Procedure

5. any claim or circumstance notified more than two years after the incident from which the cause of action arose

COMPUTATION OF EARNINGS PER SHARE                                Exhibit 11.1
    (in thousands, except per share data)


                                                1998       1997      1996
                                                ----       ----      ----

Average shares issued
    (proforma for 1997 and 1996)              104,807     95,000    88,000
Effect of dilutive options and restricted
     stock                                        390         24         -

Treasury stock                                    (11)         -         -
                                              -------    -------   -------
    Total                                     105,186     95,024    88,000
                                              =======    =======   =======


Income before income taxes as reported      $ 325,481  $ 205,613 $ 167,098
Income taxes (proforma for 1997 and 1996)     129,867     82,245    66,839
                                              -------    -------   -------
Net income to common stockholders             195,614    123,368   100,259
                                              =======    =======   =======

Earnings per common share:
    Basic earnings per share
    (proforma for 1997 and 1996)                 1.87       1.30      1.14
                                              =======    =======   =======
    Diluted earnings per share
    (proforma for 1997 and 1996)                 1.86       1.30      1.14
                                              =======    =======   =======

                                                                    Exhibit 21.1
                           GALILEO INTERNATIONAL, INC.
                            Schedule of Subsidiaries


                                                                              Place of Organization/
Name and Business Address of Subsidiary   Ownership                           Incorporation
---------------------------------------   ---------                           -------------

Apollo Galileo Mexico S.A. de C.V.        99% Apollo Galileo USA Partnership  Mexico
Sudermann #321                            1% Habinus Trading Corporation
Colonia Chapultepec Morales
11570 Mexico D.F. MEXICO

Apollo Galileo USA Partnership            99% Apollo Galileo USA Sub I, Inc.  Delaware,
9700 W. Higgins Road, Ste. 400            1% Apollo Galileo USA Sub II, Inc.  United States
Rosemont, Illinois 60018 USA

Apollo Galileo USA Sub I, Inc.            100% Galileo International, L.L.C.  Delaware,
9700 W. Higgins Road, Ste. 400                                                United States
Rosemont, Illinois 60018 USA

Apollo Galileo USA Sub II, Inc.           100% Galileo International, L.L.C.  Delaware,
9700 W. Higgins Road, Ste. 400                                                United States
Rosemont, Illinois 60018 USA

Covia Canada Partnership Corp.            100% Galileo International, L.L.C.  Canada
C/o Fasken Campbell Godfrey
Toronto Dominion Bank Tower,
Box 20, Ste. 4200
Toronto-Dominion Center
Toronto, Ontario M5K 1N6 CANADA

Galileo Asia Limited                      100% Galileo International, L.L.C.  Delaware,
9700 W. Higgins Road, Ste. 400                                                United States
Rosemont, Illinois 60018 USA

Galileo Belgium S.A.                      99% The Galileo Company             Belgium
Boulevard du Regent Iaan 54, Fifth Floor  1% Galileo France SARL
1000 Brussels, BELGIUM

Galileo Brasil Limited                    100% Galileo International, L.L.C.  Delaware,
9700 W. Higgins Road, Ste. 400                                                United States
Rosemont, Illinois 60018 USA




Galileo Canada Holding Inc.               100% Galileo International, Inc.    Canada
C/o Fasken Campbell Godfrey
Toronto Dominion Bank Tower,
Box 20, Ste. 4200
Toronto-Dominion Center
Toronto, Ontario M5K 1N6 CANADA

Galileo Canada Two Inc.                   100% Galileo Canada Holding Inc.    Canada
C/o Fasken Campbell Godfrey
Toronto Dominion Bank Tower,
Box 20, Ste. 4200
Toronto-Dominion Center
Toronto, Ontario M5K 1N6 CANADA

Galileo Canada Distribution Systems Inc.  100% Galileo Canada Holding Inc.    Canada
3330 Front Street W. 7th
Toronto, Ontario M5V 3B7 CANADA

Galileo Canada ULC                        100% Galileo International, Inc.    Nova Scotia,
1959 Upper Water Street                                                       Canada
P.O. Box 997
Halifax, Nova Scotia B3J 2X2 CANADA

Galileo Deutschland GmbH                  100% The Galileo Company            Germany
Dusseldorfer Strasse 4-8
60329 Frankfurt
GERMANY

Galileo do Brasil & Cia                   99% Galileo Latin America, L.L.C.   Brazil
Avenida Paulista, 475-8(degree)                 1% Galileo Brasil Limited
Andar
Edificia Kyoei, CEP 01311-908
Sao Paulo - SP
BRAZIL

Galileo Espana, S.A.                      100% The Galileo Company            Spain
Edificio La Piovera Azul
Calle Peonias 2
28042 Madrid
SPAIN

Galileo France SARL                       100% The Galileo Company            France
7-13 Boulevard de Courbevoie
92521 Neuilly-sur-Seine CEDEX
FRANCE




Galileo International B.V.                100% Galileo International, Inc.    The Netherlands
World Trade Centre, Amsterdam Airport
Schiphol Boulevard 249, 1118 BH Luchthaven
Schiphol, THE NETHERLANDS

Galileo International, L.L.C.             100% Galileo International, Inc.    Delaware,
9700 W. Higgins Road, Ste. 400                                                United States
Rosemont, Illinois 60018 USA

Galileo International Limited             100% The Galileo Company            United Kingdom
Galileo Centre Europe
Windmill Hill
Swindon
Wiltshire SN5 6PH
UNITED KINGDOM

Galileo International Services, Inc.      100% Apollo Galileo USA Partnership Delaware,
9700 W. Higgins Road, Ste. 400
United States
Rosemont, Illinois 60018 USA

Galileo Latin America, L.L.C.             99% Galileo International, L.L.C.   Delaware,
9700 W. Higgins Road, Ste. 400            1% Galileo Brasil Limited           United States
Rosemont, Illinois 60018 USA

Galileo Nederland B.V.                    100% Galileo International, Inc.    The Netherlands
Netpunusstraat 35
2132 JA Hoofddorp / Beukenhorst
THE NETHERLANDS

Galileo Nordiska AB                       100% Galileo International, Inc.    Sweden
S-117 85 Stockholm
SWEDEN

Galileo Portugal Limited                  100% The Galileo Company            United Kingdom
Edif. Amadeu Souza Cardosa
Alameda Antonio Sergio 22 - 3(degree) A
2795 LINDA-A-VELHA
PORTUGAL

Galileo Switzerland AG                    100% Galileo International, Inc.    Switzerland
Schaffhauserstr. 144
Panalpina Building
CH-8058 Kloten
SWITZERLAND




Galileo Technologies, Inc.                100% Galileo International, L.L.C.  Delaware,
9700 W. Higgins Road, Ste. 400                                                United States
Rosemont, Illinois 60018 USA

Galileo Venezuela, C.A.                   99% Galileo International, Inc.     Venezuela
Av. Francisco de Miranda                  1% Galileo International, L.L.C.
Torre Provincial, Torre A
Piso 7, Oficinia 71, Chacao
Caraca 1060
VENEZUELA

Magellen Technologies, Inc.               100% Galileo International, Inc.    Delaware,
9700 W. Higgins Road, Ste. 400                                                United States
Rosemont, Illinois 60018 USA

The Galileo Company                       99% Galileo International, L.L.C.   United Kingdom
Galileo Centre Europe                     1% Non-GI Entities
Windmill Hill
Swindon
Wiltshire SN5 6PH
UNITED KINGDOM

S.D. Shepherd Systems, Inc.               100% Galileo International, Inc.    Delaware,
1401 Manatee Ave., W., Ste. 1000                                              United States
Bradenton, FL 34205


                                                                    Exhibit 23.1

                               Consent of KPMG LLP

The Board of Directors
Galileo International, Inc.:

We consent to incorporation by reference in the registration statements (No. 333-71507 and No. 333-55767) on Form S-8 of Galileo International Inc. of our report dated February 1, 1999, relating to the consolidated balance sheets of Galileo International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which report appears in the December 31, 1998 annual report on Form 10-K of Galileo International, Inc.


                                    KPMG LLP


Chicago, Illinois
March 18, 1999