Form 10-Q
period 1999-03-31
GALILEO INTERNATIONAL INC
filed 1999-05-06
CIK 1039300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 1999

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

Yes X   No

At May 03, 1999, there were 104,806,655 shares of Common Stock, par value $.01 per share, of the registrant outstanding.

                           GALILEO INTERNATIONAL, INC.
                          QUARTER ENDED MARCH 31, 1999
                                      INDEX
                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1.    Financial Statements of Galileo International, Inc.

                 Condensed Consolidated Balance Sheets as of March 31,
                 1999 (unaudited) and December 31, 1998                      3

                 Condensed Consolidated Statements of Income for the
                 quarters ended March 31, 1999 and 1998 (unaudited)          4

                 Condensed Consolidated Statements of Cash Flows for
                 the quarters ended March 31, 1999 and 1998 (unaudited)      5

                 Condensed Consolidated Statement of Stockholders'
                 Equity for the quarter ended March 31, 1999 (unaudited)     6

                 Notes to Condensed Consolidated Financial Statements        7

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        10

PART II - OTHER INFORMATION

      Item 6.    Exhibits and Reports on Form 8-K                           19

SIGNATURES                                                                  20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           GALILEO INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                March 31,     December 31,
                                                                  1999           1998
                                                                ---------      ---------
                                                                       (Unaudited)
                  ASSETS
                  ------
Current assets:
   Cash and cash equivalents                                  $    43,710    $     9,828
   Accounts receivable, net                                       234,499        177,858
   Other current assets                                            51,394         55,841
                                                                ---------      ---------
Total current assets                                              329,603        243,527
Property and equipment, at cost:
   Land                                                             6,470          6,470
   Buildings and improvements                                      77,638         77,210
   Equipment                                                      398,994        392,299
                                                                ---------      ---------
                                                                  483,102        475,979
   Less accumulated depreciation                                  304,619        281,010
                                                                ---------      ---------
Net property and equipment                                        178,483        194,969
Computer software, net                                            182,346        189,247
Intangible assets, net                                            600,078        609,806
Other noncurrent assets                                            65,439         53,531
                                                                ---------      ---------
                                                              $ 1,355,949    $ 1,291,080
                                                                =========      =========


           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
   Accounts payable                                           $    40,639    $    46,901
   Accrued commissions                                             41,121         32,424
   Income taxes payable                                            59,230         11,873
   Other accrued liabilities                                      111,391        134,652
   Capital lease obligations, current portion                      25,743          5,976
                                                                ---------      ---------
Total current liabilities                                         278,124        231,826

Pension and postretirement benefits                                59,328         55,982
Deferred tax liability                                             22,182         25,404
Other noncurrent liabilities                                       48,535         42,969
Capital lease obligations, less current portion                      --           22,752
Long-term debt                                                     34,392         69,520
                                                                ---------      ---------
Total liabilities                                                 442,561        448,453
Stockholders' equity:
   Special voting preferred stock:  $.01 par value;
     7 shares authorized; 7 shares issued and
     outstanding                                                     --             --
   Preferred stock:  $.01 par value;  25,000,000 shares
     authorized; no shares issued                                    --             --
   Common stock:  $.01 par value;  250,000,000 shares
     authorized; 104,963,525 and 104,930,750 shares issued;
     104,794,425 and 104,761,650 shares outstanding                 1,050          1,049
   Additional paid-in capital                                     669,257        668,466
   Retained earnings                                              254,729        184,575
   Unamortized restricted stock grants                             (3,360)        (3,559)
   Accumulated other comprehensive income                          (1,523)        (1,139)
   Common stock held in treasury, at cost: 169,100 shares          (6,765)        (6,765)
                                                                ---------      ---------
Total stockholders' equity                                        913,388        842,627
                                                                =========      =========
                                                              $ 1,355,949    $ 1,291,080
                                                                =========      =========


     See accompanying notes to condensed consolidated financial statements.



                           GALILEO INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited, in thousands, except share data)


                                                                    Quarter
                                                                Ended March 31,
                                                       -------------------------------
                                                              1999            1998
                                                              ----            ----

Revenues:
   Electronic global distribution services              $     385,229    $     342,230
   Information services                                        18,762           34,780
                                                         ------------     ------------
                                                              403,991          377,010
Operating expenses:
   Cost of operations                                         132,130          135,100
   Commissions, selling and administrative                    151,045          135,631
                                                         ------------     ------------
                                                              283,175          270,731
                                                         ------------     ------------
Operating income                                              120,816          106,279

Other income (expense), net:
   Interest expense, net                                         (790)          (3,263)
   Other, net                                                   9,767              649
                                                         ------------     ------------
Income before income taxes                                    129,793          103,665

Income taxes                                                   51,787           41,362
                                                         ------------     ------------
Net income                                              $      78,006    $      62,303
                                                         ============     ============
Weighted average number of shares outstanding             104,683,986      104,799,700
                                                         ============     ============
Basic earnings per share                                $        0.75    $        0.59
                                                         ============     ============

Diluted weighted average number of shares outstanding     105,483,986      105,063,135
                                                         ============     ============
Diluted earnings per share                              $        0.74    $        0.59
                                                         ============     ============



      See accompanying notes to condensed consolidated financial statements.

                                       4

                           GALILEO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                   Quarter Ended
                                                                     March 31,
                                                           ---------------------------
                                                               1999             1998
                                                               ----             ----

Operating activities:
   Net income                                           $      78,006    $      62,303
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                            41,628           41,516
      (Gain) loss on sale of assets                            (9,477)             141
      Deferred income taxes, net                                  978              283
      Changes in operating assets and liabilities:
         Increase in accounts receivable, net                 (57,317)         (55,849)
         (Increase) decrease in other current assets             (198)           2,313
         Increase in noncurrent assets                         (4,959)          (3,268)
         Increase in accounts payable and accrued
             commissions                                        3,118            6,940
         Decrease in accrued liabilities                      (15,720)          (1,804)
         Increase in income taxes payable                      47,456           40,296
         Increase in noncurrent liabilities                     8,552            1,723
                                                          -----------      -----------

Net cash provided by operating activities                      92,067           94,594

Investing activities:
   Purchase of property and equipment                         (11,174)         (18,598)
   Purchase and capitalization of computer software            (4,523)          (4,093)
   Proceeds on sale of assets                                   9,508            2,925
   Other investing activities                                  (7,274)            --
                                                          -----------      -----------

Net cash used in investing activities                         (13,463)         (19,766)

Financing activities:
   Borrowings under credit agreements                          10,000             --
   Repayments under credit agreements                         (45,128)         (30,000)
   Dividends paid to stockholders                              (7,852)          (6,288)
   Payments of capital lease obligations                       (2,139)          (2,032)
   Proceeds from exercise of employee stock options, net          792             --
                                                          -----------      -----------

Net cash used in financing activities                         (44,327)         (38,320)
Effect of exchange rate changes on cash                          (395)            (182)
                                                          -----------      -----------

Increase in cash and cash equivalents                          33,882           36,326
Cash and cash equivalents at beginning of period                9,828           19,367
                                                          -----------      -----------
Cash and cash equivalents at end of period              $      43,710    $      55,693
                                                          ===========      ===========


     See accompanying notes to condensed consolidated financial statements.



                           GALILEO INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  (Unaudited, in thousands, except share data)

                                                Special
                                                Voting             Additional
                                               Preferred  Common   Paid - in     Retained
                                                 Stock     Stock     Capital     Earnings
                                                 -----     -----     -------     --------


Balance at December 31, 1998                      $--     $ 1,049   $ 668,466   $ 184,575
Comprehensive income:

   Net income                                      --          --        --        78,006
   Other comprehensive income, net of tax:
    Unrealized holding losses on securities        --          --        --          --
    Foreign currency translation adjustments       --          --        --          --

   Other comprehensive income

Comprehensive income

Amortization of restricted stock grants            --          --        --          --
Issuance of 32,775 shares of Common stock under
   employee stock option plans                     --           1         791        --
Dividends paid ($0.075 per share)                  --          --        --        (7,852)
                                                 ------   -------   ---------   ---------

Balance at March 31, 1999                         $--     $ 1,050   $ 669,257   $ 254,729
                                                 ======   =======   =========   =========





                                                               Accumulated
                                                 Unamortized      Other
                                                  Restricted  Comprehensive  Treasury
                                                 Stock Grants    Income        Stock       Total
                                                  ---------    ---------    ---------    ---------
Balance at December 31, 1998                      $  (3,559)   $  (1,139)   $  (6,765)   $ 842,627
Comprehensive income:

   Net income                                          --           --           --         78,006
   Other comprehensive income, net of tax:
    Unrealized holding losses on securities            --           (199)        --           (199)
    Foreign currency translation adjustments           --           (185)        --           (185)
                                                                                         ---------
   Other comprehensive income                                                                 (384)
                                                                                         ---------
Comprehensive income                                                                        77,622
Amortization of restricted stock grants                 199         --           --            199
Issuance of 32,775 shares of Common stock under
   employee stock option plans                         --           --           --            792
Dividends paid ($0.075 per share)                      --           --           --         (7,852)
                                                  ---------    ---------    ---------    ---------
Balance at March 31, 1999                         $  (3,360)   $  (1,523)   $  (6,765)   $ 913,388
                                                  =========    =========    =========    =========


     See accompanying notes to condensed consolidated financial statements.

                                       6

                           GALILEO INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements of Galileo International, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.

     The results of operations for the quarter ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

     These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 1999.


NOTE 2 - BUSINESS ACQUISITIONS AND INVESTMENTS

     On November 19, 1998, the Company acquired S. D. Shepherd Systems, Inc. ("Shepherd Systems"), an airline information systems company, for $16.7 million. The Company also acquired two national distribution companies ("NDCs") during 1998. On June 1, 1998, Galileo Canada Distributions Systems, Inc. ("Galileo Canada") was purchased for $34.4 million and on January 1, 1998 Galileo Nordiska AB ("Nordiska) was purchased for $2.1 million. In connection with these acquisitions, the Company also incurred expenses of $0.8 million, which have been accounted for as part of the purchase prices. The Company accounted for these acquisitions using the purchase method of accounting. Accordingly, the costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values. Goodwill and other intangible assets related to the cost of the acquisitions are being amortized over 6 to 25 years and are included in cost of operations expenses. The results of operations and cash flows of the acquired companies have been consolidated with those of the Company from the date of each acquisition. In connection with the acquisition of Galileo Canada, the Company incurred $34.4 million of debt under a five-year term loan agreement.

     During the quarter ended March 31, 1999, the Company acquired minority ownership equity positions in three technology-related companies for $7.3 million.

NOTE 3 - EARNINGS PER SHARE

     Basic earnings per share for the quarters ended March 31, 1999 and 1998 is calculated based on the weighted average shares outstanding for each quarter. Diluted earnings per share is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all dilutive stock options, net of assumed repurchased shares using the treasury stock method. This resulted in an increase in the weighted average number of shares outstanding for the quarters ended March 31, 1999 and 1998 of 800,000 and 263,435, respectively.


NOTE 4 - SPECIAL CHARGES

     The Company  recorded special charges of $26.4 million ($15.9 million after tax) during the quarter ended December 31, 1998 related to a strategic realignment of the Company's operations in the United Kingdom and, to a lesser degree, other realignments within the Company. These special charges were comprised primarily of $15.0 million in severance costs related to the termination of 399 employees, primarily in the development and marketing groups, and $11.4 million of other costs, principally related to the closing of the remaining Swindon, United Kingdom facilities. As of March 31, 1999, $1.2 million of severance related costs have been paid and charged against the liability and 23 employees have been terminated. The Company expects the realignment activities to be substantially complete in 1999. In 1993, the Company, formerly Covia Partnership, combined with The Galileo Company Ltd. and consolidated its two data center facilities resulting in the closure of the Swindon, United Kingdom data center. In connection therewith, the estimated cost of the consolidation was charged to expense. At March 31, 1999 and December 31, 1998, the estimated remaining liabilities for all of the above mentioned restructuring activities were $35.5 million and $44.1 million, respectively, and are included in the accompanying condensed consolidated balance sheets.

     The Company  recorded special charges of $20.1 million ($12.1 million after tax) during the year ended December 31, 1997 related to the integration of NDCs acquired in 1997 into the Company's operations. These special charges were comprised primarily of $12.3 million in severance costs related to the termination of 202 employees and $7.8 million of other integration costs, principally related to the closing of duplicate facilities. As of March 31, 1999, $9.4 million of severance related costs have been paid and charged against the liability and 121 employees have been terminated. The Company expects the integration activities to be complete in 1999. At March 31, 1999 and December 31, 1998, the estimated remaining liabilities related to the integration were $2.4 million and $3.4 million, respectively, and are included in the accompanying condensed consolidated balance sheets.

NOTE 5 - STOCKHOLDERS' EQUITY

     During the quarter ended March 31, 1999, the Company accounted for a $0.3 million unrealized holding loss on available-for-sale marketable equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The after tax effect of $0.2 million is included as a separate component of Stockholders' Equity.


NOTE 6 - SUBSEQUENT EVENTS

     On May 5, 1999, the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed underwritten secondary offering of its common stock pursuant to its Registration Rights Agreement with its airline stockholders. The Company filed the registration statement as a result of a demand for registration made by one of its airline stockholders, a subsidiary of US Airways, Inc., that has requested the registration of all 7,000,400 shares of common stock it currently owns. Under the Registration Rights Agreement, the other airline stockholders have the right to participate in the registration initiated by the subsidiary of US Airways, subject to the ability of the managing underwriters of the offering to limit the number of other stockholders' shares that may be included in the registration. The airline stockholders controlled by United Airlines, KLM Royal Dutch Airlines, Alitalia and TAP Air Portugal have requested the inclusion in the offering of 17,500,000, 10,639,200, 1,500,000 and 88,000 shares, respectively, of common stock they currently own. The Company anticipates commencing the offering, which will be made only by means of a prospectus, during the second quarter of this year. The Company will not receive any proceeds from the offering.

     In addition, on April 29, 1999, the Board of Directors of the Company authorized an increase in the size of the Company's share repurchase program from $100.0 million to $500.0 million. The amount, timing and price of any repurchases of the Company's common stock will depend on market conditions and other factors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


SUMMARY

     Galileo International, Inc. is one of the world's leading providers of electronic global distribution services for the travel industry. We provide travel agencies at approximately 40,000 locations, as well as other subscribers, with the ability to view schedules, availability and fare information, book reservations and issue tickets for more than 500 airlines. We also provide our subscriber customers with information and booking capabilities for major hotel chains, car rental companies, cruise lines and numerous tour operators throughout the world.

     Our geographic breadth is demonstrated by the table below which shows the approximate number of travel agency locations and terminals by region.


                            Travel Agency
                              Locations                Terminals at
                          at March 31, 1999           March 31, 1999
                        ----------------------     ---------------------
Region                    Number        %            Number       %
------                    ------        -            ------       -
United States             12,500      31.2%          59,600     36.6%
Europe                    13,600      33.9%          55,800     34.3%
Asia/Pacific               5,700      14.2%          22,400     13.8%
Canada                     3,100       7.7%          11,100      6.8%
Middle East/Africa         3,400       8.5%           9,600      5.9%
Latin America              1,800       4.5%           4,300      2.6%
                        ----------------------     ---------------------
                          40,100     100.0%         162,800    100.0%
                        ======================     =====================


     We generate revenue from the provision of electronic global distribution services and information services. During the quarter ended March 31, 1999, we generated 95.4% of our revenue from electronic global distribution services and 4.6% of our revenue from information services. The following table summarizes electronic global distribution services revenues by geographic location as a percentage of the total and summarizes total booking volumes for the quarters ended March 31, 1999 and 1998. The location of the travel agent making the booking determines the geographic region credited with the related revenues and bookings:


                                          1999             1998
                                          ----             ----
Percentage of Revenue
---------------------
U.S. Market                               42.3 %           44.3 %
All Other Markets                         57.7             55.7
                                         -----            -----
                                         100.0 %          100.0 %
                                         =====            =====

Worldwide Bookings
------------------
(in millions)
U.S. Market:
     Air                                  36.0             36.1
     Car/Hotel/Leisure                     5.7              5.5
                                         -----            -----
                                          41.7             41.6
All Other Markets:
     Air                                  53.7             49.1
     Car/Hotel/Leisure                     1.5              1.4
                                         -----            -----
                                          55.2             50.5
                                         -----            -----
Total Worldwide Bookings                  96.9             92.1
                                         =====            =====


FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

     REVENUES. Revenues increased $27.0 million, or 7.2%, to $404.0 million for the quarter ended March 31, 1999 from $377.0 million for the quarter ended March 31, 1998. Our electronic global distribution services revenues grew $43.0 million, or 12.6%, primarily due to an increase in airline booking revenues of 11.9% over the quarter ended March 31, 1998. The increase in airline booking revenues was primarily due to a 5.3% increase in airline booking volumes and booking fee price increases that went into effect in March 1999 and March 1998. Total international booking volumes increased 9.3% for the quarter, while U.S. booking volumes increased 0.2% over the same period last year. This modest growth in U.S. bookings was due to a new fee structure we introduced in North America in March 1998 under which we no longer charge airline vendors for passive bookings that are not ticketed. We report only those bookings for which we receive a fee. Excluding passive airline bookings, growth in active bookings for the quarter was 2.0% in the United States. The increase in international booking volumes for the quarter was driven by strong growth in Europe, Africa, the Middle East, and Southeast Asia. Also contributing to the growth in electronic global distribution revenues were increases in subscriber fees and revenues from the sale of information products and services.

     The growth in electronic global distribution services revenues was partially offset by a $16.0 million decline in information services revenues due principally to the impact of providing fewer network services to one of our airline vendors. This revenue loss was largely offset by a reduction in operating expenses related to the provision of these services.

     COST OF OPERATIONS. Cost of operations expenses decreased $3.0 million, or 2.2%, to $132.1 million for the quarter ended March 31, 1999 from $135.1 million for the quarter ended March 31, 1998. The decline in cost of operations expenses was due primarily to a $13.8 million decrease in voice communication charges, due to the discontinuation of certain airline vendor network services. Partially offsetting this decrease was $6.7 million in additional cost of operations expenses incurred during the first quarter of 1999 due to the Galileo Canada and Shepherd Systems acquisitions in 1998. These additional operating expenses, principally wages, maintenance and installation expenses, communication costs and depreciation expense, were largely offset by lower commissions as we no longer pay commissions to Galileo Canada but instead incur the direct costs of distributing our products in this market. Additionally, we now record the amortization of the excess of the cost of these acquisitions over the fair value of net assets acquired and also record amortization of other intangibles acquired.

     The remaining increase in cost of operations expenses was primarily attributable to higher wages and increased maintenance costs on subscriber equipment at agency locations. Cost of operations expense growth was lower than revenue growth due to management's continued focus on operating efficiency and our continuing ability to take advantage of decreasing technology costs on Data Centre equipment and to negotiate favorable supplier contracts for subscriber equipment.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses increased $15.4 million, or 11.4%, to $151.0 million for the quarter ended March 31, 1999 from $135.6 million for the quarter ended March 31, 1998. NDC commissions and subscriber incentive payments increased $14.8 million, or 16.4%, to $105.0 million for the quarter ended March 31, 1999 from $90.2 million for the quarter ended March 31, 1998. The increase in electronic global distribution services revenues resulted in increased commissions to NDCs, which were offset by the elimination of commissions to Galileo Canada as, subsequent to this acquisition, we no longer pay commissions but instead incur the direct costs of operating in this market. NDC commissions are generally based on a percentage of booking revenues and have, therefore, grown at a rate consistent with the growth in booking revenues by country. Incentive payments, which are provided to subscribers in order to maintain and expand our travel agency customer base, increased significantly in this quarter principally due to the initiation of new contracts with multinational and key U.S. regional accounts in late 1998 and the first quarter of 1999, as well as the impact of payments to subscribers previously borne by Galileo Canada. The remaining increase in commissions, selling and administrative expenses was primarily attributable to the accrual of estimated payments required under services agreements with the sellers of certain NDCs acquired in 1997 and 1998.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net includes interest expense net of interest income, foreign exchange gains or losses and other non-operating items. Other income, net increased $11.6 million, to $9.0 million in income for the quarter ended March 31, 1999 from $2.6 million in expense for the quarter ended March 31, 1998. This increase was primarily the result of a $9.4 million gain recognized from the sale of 12% of the shares we owned in Equant, N.V., a telecommunications company. Lower interest expense arising from lower debt levels in 1999 accounted for the remainder of the increase in other income (expense), net during the first quarter of 1999.

     INCOME TAXES. Income taxes increased $10.4 million, or 25.2%, to $51.8 million for the quarter ended March 31, 1999 from $41.4 million for the quarter ended March 31, 1998. The increase was a result of higher income before income taxes for the quarter ended 1999 compared to 1998. Our effective tax rate was approximately 40% in both periods.

     NET INCOME. Net income increased $15.7 million, or 25.2%, to $78.0 million for the quarter ended March 31, 1999, from $62.3 million for the quarter ended March 31, 1998. Net income as a percentage of revenues increased to 19.3% from 16.5% over the same period.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $43.7 million and working capital totaled $51.5 million at March 31, 1999. At December 31, 1998, cash and cash equivalents totaled $9.8 million and working capital totaled $11.7 million. Due principally to strong operating results and proceeds from the sale of shares in Equant, N.V., cash and cash equivalents increased by $33.9 million despite the net repayment of $35.1 million of indebtedness under credit agreements and $7.9 million in dividends we paid to our stockholders.

     Cash flow used in investing activities principally relates to purchases of mainframe data processing and network equipment and purchases of computer equipment provided to our travel agency subscribers. Capital expenditures, excluding the capitalization of internally developed software, were $12.9 million for the quarter ended March 31, 1999 compared to $19.1 million for the quarter ended March 31, 1998. In addition, we used $7.3 million to acquire minority ownership equity positions in three technology-related companies during the quarter ended March 31, 1999. Proceeds from sale of assets were $9.5 million for the quarter ended March 31, 1999 primarily from the sale of shares we owned in Equant, N.V.

     Cash flow used in financing activities includes net repayments of $35.1 million under credit agreements and $7.9 million in dividends we paid to our stockholders. We paid a $0.075 per share cash dividend on February 19, 1999 to stockholders of record as of February 5, 1999. On April 1, 1999, we paid $25.5 million to terminate two equipment leases related to Swindon data center assets pursuant to early termination provisions allowed within the leases. As of March 31, 1999, there was no debt outstanding under our revolving credit facilities and we had $600.0 million available under these facilities.

     We expect that future cash requirements will principally be for capital expenditures, repayments of indebtedness, strategic acquisitions and investments, and share repurchases. We believe that cash generated by operating activities will be sufficient to fund our future cash requirements, except that significant acquisitions, investments or share repurchases may require additional borrowings or other financing alternatives.
(1)

     In addition to reinvesting a substantial portion of earnings in our business, we currently intend to pay regular quarterly dividends and to repurchase additional shares of our common stock. On April 23, 1999, we declared a cash dividend of $.09 per share to be paid on May 21, 1999 to stockholders of record as of May 7, 1999. The declaration and payment of future dividends, as well as the amount thereof, and the amount of future repurchases of our common stock are subject to the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. There can be no assurance that we will continue to declare and pay dividends or repurchase shares of our common stock in the future. (1)


EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     We will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted for financial statements issued for the fiscal year ending December 31, 2000. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Management believes that adoption of Statement 133 will not have a material impact on our financial statements.


YEAR 2000 (1)

     The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or systems or those of vendors and suppliers that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000.

     Beginning in September 1995, we implemented a program designed to help ensure that all hardware and software used in connection with our business, including our software products, will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without producing inaccurate results related to such dates. An internal analysis of our hardware and software has led us to conclude that the majority of our systems have been engineered to be Year 2000 compliant and should provide a seamless transition to the Year 2000. In addition, we have consulted outside experts, including attorneys and independent auditors, regarding our Year 2000 plans.
----------

(1)   See Statement Regarding Forward-Looking Statements on page 18.

     We electronically exchange information with the computer systems of our travel vendor customers and suppliers, including air, car, hotel, cruise, rail and other vendors. We use standardized travel industry interchange formats to electronically exchange information with many of these vendor customers and suppliers. Many of these formats did not require modification in order to be Year 2000 compliant. Where required, modifications to these formats have been completed. Our GlobalFares(TM) system began successfully processing airline fares with Year 2000 dates in July 1998. In addition, the investigation and assessment of our network systems is complete and remediation for such systems is in progress and on-track for completion during the third quarter of 1999. We completed remediation planning for most of our travel agency-based software and began distribution of Year 2000 upgrades for operating systems and package installation systems used in connection with our travel agency-based software during the third quarter of 1998. The Year 2000 remediation of most of our travel agency-based software addresses aesthetic modifications and is not essential for the reservation booking and ticketing capability of these products. Remediation planning for country-specific software solutions facilitating travel agency access to certain third party vendors is on-going. We continue to develop, distribute and install, where necessary, upgrades to PC hardware and software either on a normal maintenance cycle where it exists, or a separate implementation plan where it does not exist.

     Remediation activities related to our mainframe computer systems, which include our Galileo(R) and Apollo(R) computer reservation systems, were completed on schedule in 1998. Our Galileo and Apollo systems successfully processed the first Year 2000 airline reservation bookings on January 3, 1999 and February 4, 1999, respectively, with airlines which support Year 2000 in their systems. Non-mainframe activities are on-track for completion before the third quarter of 1999.

     Embedded systems are not an integral component in our primary business or operations. Nevertheless, we have identified and validated as compliant or, where necessary, are in the process of remediating embedded systems in certain of our facilities and environmental systems. We do not anticipate any material adverse impact to our business or operations related to Year 2000 performance of embedded systems.

     As an electronic global distribution services company, our products are dependent upon data provided by our air, car, hotel and tour vendor customers and other suppliers of data. We are also dependent on critical service providers, such as telecommunications firms, for worldwide product distribution. We are continuing to assess Year 2000 issues arising from our relationships with third parties, including our NDCs, to determine the extent to which our interface systems are vulnerable to failure by these parties to remediate their own Year 2000-sensitive systems. We have requested Year 2000 compliance status information from all of our vendor customers, critical other suppliers of data and our NDCs. We continue to work closely with our NDCs to provide assistance to meet their Year 2000 challenges. While many of these third parties have reported that they are not finding significant problems in their own systems, we cannot guarantee that the systems of these third parties will be made Year 2000 compliant in a timely manner. Vendor customers, service providers and NDCs continue to participate with us in Year 2000 testing.

     We completed contingency plans for our mainframe systems on schedule in 1998 and anticipate that the contingency plans for non-mainframe systems will be complete prior to the third quarter of 1999. We will continue to review and revise contingency plans to address possible Year 2000 failures of our internal systems and business processes or those of vendor customers, critical service suppliers, other suppliers of data and our NDCs, on whose systems we are dependent. Our contingency plans identify the interruption of local services provided by third parties, such as telecommunication firms and power supply companies, as the events which would be most likely to occur. However, should a problem occur, it would generally be localized and we do not anticipate that it would have a material adverse effect on our business, financial condition or results of operations. Our contingency planning involved risk assessment for all of our business functions and operating and staff departments, including the identification of assumptions and dependencies. The contingency plans for each business function and operating and staff department provide for proactive preparation for Year 2000 challenges, checklists of activities to perform for validation of possible failures, and reactive planning to address any actual Year 2000 failures. The contingency plans also address on-site staff coverage on January 1, 2000 for all operating and staff departments, and include support personnel from our critical hardware and software suppliers.

     The interruption of services provided by critical service providers, such as telecommunications firms and power supply companies, due to their own Year 2000 difficulties, could have a material adverse effect on our business and operations. With respect to bookings for travel after January 1, 2000, any failure on our part or on the part of our vendor customers, other suppliers of data or NDCs to ensure that systems are Year 2000 compliant, regardless of when such bookings occur, could have a material adverse effect on our business, financial condition or results of operations.

     Testing is a critical component in our Year 2000 preparedness program. Our system for Year 2000 hardware and software validation -- called the "Time Machine" -- is essentially a copy of our production environment which performs date-sensitive tests and supports connectivity to the systems of our vendor customers, suppliers of data, NDCs and certain other third parties without interrupting existing systems and without risk of contaminating "live" production data.

     We incurred $1.7 million of expenses in the quarter ended March 31, 1999, $8.0 million of expenses in 1998, and $4.4 million of expenses in 1997 related to Year 2000 remediation. We expect future expenditures to total approximately $7.3 million. All of these costs are expected to be expensed as incurred. Further, we expect to incur additional costs after 1999 to remediate and replace less critical software applications and embedded systems; however, we do not expect these expenses to have a material adverse effect on our business, financial condition or results of operations.

     The cost of our Year 2000 project and the dates on which we plan to complete our Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, third parties' Year 2000 readiness and other factors.

     Based on our current schedule for completion of our Year 2000 project, we believe that our planning is adequate to secure Year 2000 readiness of our critical systems. Nevertheless, achieving Year 2000 readiness is subject to various risks and uncertainties, many of which are described above. We are not able to predict all of the factors that could cause actual results to differ materially from our current expectations about our Year 2000 readiness. At this time, we believe the major risks associated with Year 2000 processing are a system failure or miscalculation causing an inability to process bookings or engage in other normal business activities. Our failure, or failure of third parties with whom we have significant business relationships, to achieve Year 2000 readiness with respect to critical systems could have a material adverse effect on our business, financial condition or results of operations.


NEW EUROPEAN CURRENCY

     In January 1999, certain European countries introduced a new currency unit called the "euro". We planned, developed and successfully implemented a project to ensure that hardware and software systems operated or licensed in our business, including systems provided to our travel agency subscriber and travel vendor customers, are designed to properly process reservations denominated in euros. We completed the necessary development and successfully issued tickets in euros on the first official trading day, January 4, 1999. We estimate that the introduction of the euro, including the total costs for the euro project, will not have a material effect on our business, financial condition, or results of operations. (1)
---------

(1)   See Statement Regarding Forward-Looking Statements on page 18.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


     These  statements  are  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

     We have based these forward-looking statements on our current expectations and projections about future events. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from the events or results expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements.

     Risks and uncertainties associated with our forward-looking statements include, but are not limited to:

o the loss and inability to replace the bookings generated by one or more of our five largest travel agency customers,

o our sensitivity to general economic conditions and events that affect airline travel and the airlines that participate in our Apollo and Galileo systems,

o circumstances relating to our investment in technology, including our ability to timely develop and achieve market acceptance of new products, or our failure or the failure of our customers and other third parties to achieve Year 2000 compliance in a timely and cost-effective manner,

o the results of our international operations and expansion into developing and new CRS markets, governmental approvals, trade and tariff barriers, and political risks,

o new or different legal or regulatory requirements governing the CRS industry; and

o natural disasters or other calamities that may cause significant damage to our Data Centre facility.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits


Exhibit
Number                  Description
------                  -----------

10.1 Addendum No. 4 to Program Product Master License Agreement between Candle Corporation and Galileo International Partnership (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, including all amendments (Registration No. 333-27495)).

10.2 Product Schedule to Software License Agreement and Addendum, dated August 19, 1994, between Sterling Software (U.S.A.), Inc. and Galileo International (the "Product Schedule") (incorporated by reference to
     Exhibit 10.23 to the Company's Registration Statement on Form S-1, including all amendments (Registration No. 333-27495)).

10.3 Addendum No. 1 to the Product Schedule

27.1 Financial Data Schedule


















-------------------------------------------

(b) Reports on Form 8-K - No current reports on Form 8-K were filed for the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Galileo International, Inc.




Date:  May 6, 1999                           By: /s/ Paul H. Bristow
                                             -----------------------
                                             Paul H. Bristow
                                             Senior   Vice   President,    Chief
                                             Financial  Officer,  Treasurer  and
                                             Director  (Principal  Financial and
                                             Accounting Officer)

                           GALILEO INTERNATIONAL, INC.
                                  Exhibit Index



Exhibit
Number                  Description
------                  -----------

10.1 Addendum No. 4 to Program Product Master License Agreement between Candle Corporation and Galileo International Partnership (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, including all amendments (Registration No. 333-27495)).

10.2 Product Schedule to Software License Agreement and Addendum, dated August 19, 1994, between Sterling Software (U.S.A.), Inc. and Galileo International (the "Product Schedule") (incorporated by reference to
     Exhibit 10.23 to the Company's Registration Statement on Form S-1, including all amendments (Registration No. 333-27495)).

10.3 Addendum No. 1 to the Product Schedule

27.1 Financial Data Schedule

                                                                    Exhibit 10.1



                          ADDENDUM NUMBER FOUR
                     TO CANDLE CORPORATION LICENSE AGREEMENT
     Commencing on: September 1, 1995, March 22, 1996, and December 31, 1996
                            (hereinafter "Agreement")
                      BY AND BETWEEN CANDLE CORPORATION AND
             GALILEO INTERNATIONAL, LLC. A WHOLLY OWNED SUBSIDIARY OF
                           GALILEO INTERNATIONAL INC.


This ADDENDUM is entered into by and between Candle Corporation (hereinafter "Licensed ") and Galileo International, LLC, A Wholly Owned Subsidiary of Galileo International, Inc. (hereinafter "Licensee").

THE AGREEMENT IS HEREBY MODIFIED AS FOLLOWS:

This Addendum is notification that we have updated our records to reflect your authorized Licensed Capacity has been upgraded and you have purchased the software upgrade to Candle Command Center for Sysplex effective September 30, 1998 as follows:

      Licensed Products/Services                Licensed Capacity

      CANDLE COMMAND CENTER for SYSPLEX         1200 MIPS
      OMEGA VIEW                                1200 MIPS
      DB3 SOLUTION PAC                          1200 MIPS
      OMEGAMON PERFORMANCE PAC for VM            700 MIPS

      Professional services Pac On              as defined in
                                                the attached Services Agreement

TOTAL FEES:   XXX.XXX.XX (exclusive of shipping, handling and applicable taxes)

Payment Terms

Payment due within 30 days from invoice date.

In accordance with the terms contained in this Agreement and/or Addendum, Licensee hereby makes a binding non-contingent, irrevocable and non-cancelable commitment to make payments to licensor as follows:

      Payment No.                   Due Date                      Total
              1                   September 30, 1998            xxx,xxx.xx
              2                   May 1, 1999                   xxx,xxx.xx
              3                   May 1, 2000                   xxx,xxx.xx
              4                   May 1, 2001                   xxx,xxx.xx



Maintenance Terms

In consideration for receiving Fixed Cost Maintenance and Enhancement Plan Fees for the Product(s). Licensee hereby makes a binding, non-contingent, irrevocable, and non-cancelable commitment to extend its participation in the Maintenance and Enhancement Plan (the "Plan") and pay the associated fees listed above for three (3) years and seven (7) months beginning September 30, 1998 and ending on April 30, 2002 (the "Period") and said fees shall be billed annually in advance during the period. At the end of the Period, fees for the Plan will be billed annually in advance based on the then current Plan price list in effect as of the date the Plan is renewed.

Licensee, at its option, is entitled to receive and install multiple copies of the licensed Product(s), providing the Product(s) do not exceed the Licensed Capacity as specified in this Agreement.

If at any time during or after the Period the Licensed Capacity is exceeded, Licensee shall immediately (1) notify Licensor of such increase or change in writing, (2) modify this Agreement to provide for the additional capacity, and
(3) pay an additional license fee. In addition, fees for the Plan will be adjusted as of the date of the increased capacity. The amount of the license fee and the Plan fee adjustment will be determined by the then-current price list(s)

No credit will be given for either license fees or Plan fees in the event of a decrease in Licensed Capacity, although future Plan fees arising after the period will be adjusted as of the date the Plan is renewed.

For those Product licenses which are not tiered licenses, all references to "Authorized CPU" made in the Master Terms and Conditions and in this Agreement, shall be deemed to read "Designated Site(s)" and all references to the term "CPU(s) shall be deemed to read "Site(s)".

Additional MIPS Fee Schedule

Product(s)                             MIPS From   MIPS To     Fee per MIPS

CANDLE COMMAND CENTER FOR SYSPLEX        1200       2499          xxx.xx

Licensee may purchase additional MIPS in one (1) MIP increment referencing the above pricing which is valid from September 30, 1998 through April 30, 2001. Therefore, fees for additional MIP purchases will be based off of Licensee's then-current price list.

This Addendum is effective as of the 30th day of September, 1998. All other terms and conditions of the Agreement shall remain in full force and effect.

ACCEPTED BY LICENSEE:                                 ACCEPTED BY LICENSOR:
Galileo International, L.L.C                          Candle Corporation
A Wholly Owned Subsidiary o                           2425 Olympic Boulevard
Galileo International, Inc.                           Santa Monica, California
5350 South Valencia Way                               90404
Englewood, CO 80111


By: /s/ Lori M. Tobin                                 By: /s/ Benjamin C. Scafer

Name:Lori M. Tobin                                    Name: Benjamin C. Schafer

Title: Senior Manager Purchasing                      Title:Supervisor, Business
                                                       Operations and Negotiator

Date:  October 21, 1998                               Date: October 22, 1998
       Purchase Order #:11G005-21
       (For invoicing purposes only)

Candle
US and Canadian Services Agreement Effective January 1998
Statement of Work Cover Sheet for Professional Service Pac Services

This agreement ("Agreement") is entered into on September 30,1998 (effective "Date") between Candle Corporation ("Candle"), a California Corporation and Galileo International, L.L.C a Wholly-Owned Subsidiary of Galileo International, Inc, (Customer"). The Candle Professional Services Agreement Terms and Conditions No. 502-0307, and this Statement of Work Cover Sheet constitute the entire Agreement between the parties and replace any prior oral or written communications and any other agreements between the parties on this subject. Unless signed by both parties this Agreement will expire 60 days from the Effective Date above.

Professional Service Pac One ("PSP Services"): 110 CSUs

Territory:        United States:          Canada

The Professional Service Pac includes only the PSP Services defined herein, and does not include licenses to any products other than the Deliverable Product provided hereunder. There will be no implied Deliverables/Work Product with the Professional Service Pac unless they are written into this Agreement and approved in writing by Candle prior to signature by Customer. A separate Services Agreement shall govern any other services not covered in this Agreement that Candle provides.


Customer may utilize CSUs for professional services in accordance with the provisions of this Agreement and according to the conversion formula contained herein. Customer must request a consultant's services from Candle a minimum of two (2) weeks in advance of the desired date of delivery of those Services, and must specify the desired skill and start date. Consultant Service Units ("CSUs") must be used in contiguous increments of five (5) or more days. CSUs will be delivered based upon a Candle standard eight (8) hour workday ("Candle FTE Day"). Any consulting effort delivered in excess of a Candle FTE Day will be subject to an allocation of a fractional rate of CSUs of at least 5 CSUs per Consultant per hour, of portion thereof.

Conversion of CSUs: CSUs provided hereunder shall be consumed at the rate indicated below, depending upon the type of services required and the consultant skill level needed to deliver the PSF Services:

      Consultant Capabilities                                       CSUs per Day
      Senior, Documentation Specialist                                   1.5
      Associate Consultant                                                03
      Consultant:  Basic Product Support Specialist (e.g., Product
          Install/Coding                                                  04
      Senior Consultant; Designer (e.g., Program Design,
          Authorization)                                                  05
      Principle Consultant (Architecture, Project Management,
          Education)                                                      06

Time  of  Performance  of  all  Deliverables/Work  Product  and  Services  to be
completed  by:  September  29,  1999.  Services  must be used within 12 calendar months from Effective Date. There will be no carry over of Services to a Subsequent year.

Compensation: Candle shall be compensated at the following: as indicated on Addendum Number Four. This Agreement, once signed by Customer, will be non-cancelable and non-refundable. Candle's invoice for the entire Professional Service Pac Fees amount must be paid by Customer prior to any work being performed by Candle. Payment terms are Net 30 from invoice date.

Reimbursement:    Travel Anticipated: _______X_______ Yes   _____________ No

If yes, Customer shall reimburse Candle for reasonable out-of-pocket expenses incurred by Candle including: Automobile Mileage, Auto Rental, Lodging, Air Travel, Meals, and other related expenses.

Designated Contacts:    Customer Contact:      Candle Contact:
                        Paul Quade             Debbie Higdom
                        Phone: (303)714-7880   Phone: (972) 776-6707
                        Fax: (303) 397-5299    Fax: (972) 776-6673

ACCEPTED BY CUSTOMER:                                 ACCEPTED BY CANDLE:
Galileo International, L.L.C                          Candle Corporation
A Wholly-Owned Subsidiary of                          2425 Olympic Boulevard
Galileo International, Inc.                           Santa Monica, CA
Englewood, CO  80111                                  90404


By:   /s/ Lori M. Tobin                               By:/s/ Benjamin C. Schafer

Name: Lori M. Tobin                                   Name: Benjamin C. Schafer

Title: Senior Manager Purchasing                      Title:Supervisor, Business
                                                      Operations and Negotiator

Date: October 21, 1998                                Date:  October 22, 1998

                                                                    Exhibit 10.2


                                PRODUCT SCHEDULE

1. Reference to Agreement: This Product Schedule is subject to and incorporates all of the provisions stated in the Software License Agreement between Sterling Software (U.S.A.), Inc. ("Sterling"), a wholly-owned subsidiary of Sterling Software, Inc. and Galileo International, L.L.C. ("Licensee") dated the 29th day of February, 1996. By its acceptance of this Product Schedule, each party certifies that it has read, understands, and accepts the provisions of this Agreement. The terms and conditions of this Product Schedule shall take precedence over any conflicting terms and conditions contained in the Software License Agreement.

2. List of Software and Fees:

      Software:               OS/390 Edition of SAMS: Vantage Automation,
                         SAMS:SMS Plus and SAMS:HSM Plus

      Type of License:        MIPS Based License
                               Max MVS MIPS: 1200

                         Network Edition of SAMS:Vantage

                              Configuration:    Two (2) Application Servers
                                                Two (2) Application Server
                                                Consolidation Features
                                                One (1) MVS ADSM Server
                                                Reporting Feature
                                                One Hundred (100) Node
                                                Registrations



                              Btrieve           (one (1) copy)


Term of License:        Perpetual, subject to Addendum No. 1 to Product
Schedule

License Fee:            $XXX,XXX.XX payable in three (3) annual payments as
                        follows: $XXX,XXX.XX due December 30, 1998, December
                          30, 2000, see Addendum No. 1


Installation Site             Billing Address
5350 South Valentia Way       Same
Englewood, CO  80111
County:  Arapahoe

Purchase Order:               (please check a box)
                               Purchase Order Required # US995321-ET
                           Purchase Order Not Required

Effective Date:

3.    Additional Terms and Conditions:

A.    In consideration of the following terms and conditions, Licensee's existing license for the OS/390 Edition of SAMS: Vantage including SAMS: Vantage Automation, SAMS:SMA Plus and SAMS:HSM Plus (previously called SAMS:Vantage including Base and the Automation, SMAS Plus and HSM Reporting Components), licensed under the Product Schedule dated February 29, 1996, as amended by the Addendum dated September 26, 1997, is hereby superseded by this Product Schedule by execution herein. Although this Product Schedule supersedes the Product Schedule dated February 29, 1996, it does not supersede the Software License Agreement dated February 29, 1996 and the terms and conditions of the Software License dated August 19, 1994 as they were incorporated by reference. Sterling will not send to Licensee new copies of the Software with the exception of the Network Edition of SAMS:Vantage.

      B. With respect to the OS/390 Edition of SAMS:Vantage including SAMS:Vantage Automation, SAMS:SMS Plus and SAMS:HSM Plus
            (hereinafter "Mainframe Software"), the following terms and conditions shall apply:

            1. Licensee may install the Mainframe Software on up to 1200 MVS MIPS. This means that Licensee may install any number and any combination of copies of the Mainframe Software on an unlimited number of Licensee owned mainframe CPUs at the above reference Installation Site, provided that the maximum cumulative total number of MVS MIPS of all CPUs on which the Mainframe Software is installed and any CPU(s) sharing DASD with the CPU(s) on which the Mainframe Software is installed at the Installation Site above (hereinafter known as the "Max MVS MIPS"), does not exceed 1200 MIPS.


2.    If Licensee will be exceeding the Max MVS MIPS level of 1200 MIPS for the Mainframe Software, Licensee shall immediately send written notice to Sterling and such usage shall be subject to additional license and maintenance and enhancement fees. For a period of three (3) years from the Effective Date of this schedule, such additional license fee shall be $X,XXX.XX for each (10) MVS MIPS added for the Software, and such additional maintenance and enhancement fees shall be $XXX.XX per year for each ten (10) MVS MIPS added for the Software. Thereafter, such additional license fees and maintenance and enhancement fees for such increased MVS MIPS usage shall increase each year by ten percent (10%) over the previous year's additional fees. MVS MIPS may be added only in increments of ten (10) MVS MIPS, even though Licensee may be using less than ten (10) additional MVS MIPS.


C. With respect to the Network Edition of SAMS:Vantage and Btrieve, the following terms and conditions shall apply:

1. Use of the Network Edition of SAMS:Vantage in a configuration other than as defined in Section 2. Above, shall be subject to Sterling's then current terms and fees.

2. Licensee may use the Network Edition of SAMS:Vantage at the installation Site above, and at additional Licensee owned locations, provided such locations are within the United States.

3. Licensee may increase the configuration listed in Section 2, upon written notice to Sterling and upon execution of an upgrade amendment to this Schedule, subject to additional license and maintenance and enhancement fees. For a period of three (3) years from the Effective Date of this Schedule, such additional license fee and maintenance fee and maintenance fees shall be as follows:

                                                                      Additional
                                          License Fee       Maintenance/Year

Application Servers (per one)             XXXXXX                 XXXXXX
Application Server Consolidation
 Features (per one)                       XXXXXX                 XXXXXX
MVS ADSM Server Reporting
 Feature (per one)                        XXXXXX                 XXXXXX
Node  Registrations (per 10)              XXXXXX                 XXXXXX


                  At the end of such three (3) year period, Licensee shall be subject to payment of Sterling's then current additional license fees and maintenance and enhancement fees for any increase in the configuration. Node registrations may be added only in increments of ten (10) node registrations, even though Licensee may be using less than ten (10) additional node.

D. With respect to all of the Software (Mainframe Software and the Network Edition of SAMS:Vantage and Btrieve), the following terms and conditions shall apply:


1. Provided the Max MVS MIPS level has not been exceeded, and provided the use of the Network Edition of SAMS:Vantage is in accordance with the configuration specified in Section 2. above, Maintenance and Enhancement for the Software shall be included in the above License Fee for a period of three (3) years commencing on the Effective Date of this Schedule.


2.    Licensee shall provide a written report to Sterling at 10811
                  International Drive, Rancho Cordova, CA  95670-7319,
                  Attention: Contracts Department, annually, beginning one
                  (1) year after the Effective Date of this Schedule, and at Sterling's reasonable request. Such report shall include the cumulative total MVS MIPS level for all CPUs on which the Mainframe Software is installed at the Installation
                  Site above, and the configuration of use of the Network Edition of SAMS:Vantage. In addition, upon reasonable notice to Licensee, Sterling shall have the right to audit Licensee" Installation Site and Licensee" additional locations, if it has reason to believe that the Max MVS MIPS level for the Mainframe Software has been exceeded and/or the use of the Network Edition of SAMS:Vantage is other than as licensed herein. In the event of such audit, Sterling shall be subject to Licensee's security requirements. If the Max MVS MIPS level has been exceeded, or use of the Network Edition of SAMS:Vantage is other than as licensed herein, Licensee shall pay the additional fees referenced above.

E. At the end of the three (3) year period described in section 3.D. (1) above, Licensee will be billed for maintenance and enhancement for the Mainframe Software and Network Edition of SAMS:Vantage at the above referenced Installation Site as follows: For the Mainframe Software, Licensee shall be billed for the then current Max MVS MIPS level at the rate of XXXXX per ten (10) MVS MIPS. Thereafter, provided Licensee Subscribes to the Maintenance and Enhancement plan without interruption, the annual maintenance and enhancement fee for the Max MVS MIPS shall increase each year by ten percent (10%) over the previous year's maintenance and enhancement fees. Licensee shall, however, pay any increased maintenance and enhancement fee with respect to any increase in Max MIPS as set forth in Section B.2., which fees shall be subject to further increase only as set forth herein. For the Network Edition of SAMS:Vantage, Licensee shall be billed for the then current configuration of use at Sterling's then current terms and fees.

F.    In the Software License Agreement,  Item Eleven (11), line four (4) after,
      "....supplied to Licensee., " insert the following:

            Sterling warrants that the Software supplied pursuant to this agreement will be year 2000 compliant. "year 2000 compliant" means that the Software supplied hereunder will have the following capabilities:

1. Will manage and manipulate data involving dates, including single century formulas and multi-century formulas, and will not cause an abnormally ending scenario within the application or result in incorrect values generated involving such dates, and


2.                Will   provide   that  all   date   related   user   interface
                  functionalities   and  all   date   related   data   interface
                  functionalities will be clearly defined to include the definition of century, i.e., where 2 digit year is provided clear definition of the assumptions used for century shall be provided. For example, years 60 through 99 assume century to be 19, while years 00 through 59 assume century to be 20.


      Provided Licensee is a current subscriber to Software Support, Sterling warrants that the Software supplied hereunder and used by the Licensee prior to, during or after the calendar year 2000 includes.or shall include, at no cost to Licensee, design and performance so Licensee shall not experience the Software abending and/or invalid and/or incorrect results from the Software in the operation of the business of the Licensee. The Software design to ensure Year 2000 compatibility shall include, but not be limited to, date data century recognition, calculations which accommodate same century and multi-century formulas and date values, and date data interfaced values that reflect the century.


G. Licensee may upon advance written notice to Sterling assign this license for the Software to a purchaser of or successor to substantially all of the assets and/or stock of Licensee provided such assignee notifies Sterling in writing of its acceptance of assignment and agrees to be bound by the terms and conditions of this Agreement. No assignment shall be construed as to increase the scope of use of the Software under this agreement.

H. By execution of this Product Schedule, Licensee agrees to return the original executed Schedule to Sterling within (5) days of its effective Date, however; the nonperformance of this obligation by Licensee shall not affect in any way, the fact that this is a valid and binding contract upon execution by both parties.


I. The terms of this Product Schedule are contingent upon Licensee executing and returning this Schedule to Sterling on or before January 29, 1999.


Accepted By:                                          Accepted By:

Sterling Software (U.S.A.), Inc.             Galileo International, L.L.C.
A wholly-owned subsidiary of                 "Licensee")
Sterling Software, Inc.
("Sterling")

By ___________________________               By  /s/ Lori Tobin____________

Printed Name  Bryan Urquhart______           Printed Name  Lori M. Tobin____

Title V.P. Finance & Administration__        Title  Sr. Purchasing Manager___

Date _________________________               Date ___1/7/99    ____________

                                                                    Exhibit 10.3

                                 ADDENDUM No. 1

This   document   serves  as  an  Addendum  to  the   Product   Schedule   dated
_______________, attached to the Software License Agreement between Sterling Software (U.S.A.), Inc. ("Sterling"), a wholly-owned subsidiary of Sterling Software, Inc., having its principal place of business at 10811 International Drive, Rancho Cordova, CA 95670, and Galileo International, L.L.C. ("Licensee") having its principal place of business at 5350 South Valentia Way, Englewood, CO 80111, dated February 29, 1996 ("License Agreement"). This Addendum takes precedence over any conflicting points contained in the Product Schedule to which this amends.

Licensee shall pay to Sterling the lease payments during the Term stated in the Product Schedule in three (3) annual installments. The first payment shall be $XXX,XXX.XX plus applicable taxes, due on December 30, 1998. The second payment shall be $XXX,XXX.XX plus applicable taxes, due on December 30, 1999. And the third payment shall be $XXX,XXX.XX plus applicable taxes, due December 30, 2000. All payments shall be made in accordance with the terms and conditions on this Addendum No. 1. All payments shall be subject to the payment terms listed below.

Notwithstanding anything to the contrary contained elsewhere in the License Agreement (as the same may be amended and/or supplemented from time to time by addenda or schedules hereto or thereto) or in any other agreement between the parties, (a) Licensee's payment obligations shall be as set forth above on this Addendum and except in the event of i) a failure of the Software to perform as warranted; or ii) a breach by Sterling of its maintenance obligations under the Master License Agreement or the Schedule, are non-cancelable, absolute, unconditional and not subject to any setoff, defense or counterclaim whatsoever;
(b) upon the full and final payment of all amounts due with respect to this Software License Schedule, Licensee's rights in the Software shall fully vest as a nonexclusive perpetual license for the remainder of its duration as provided in the License Agreement; (c) in the event any payment is not made within thirty
(30) days of receipt of a proper invoice (`proper" meaning the correct amount, the correct software and/or services, and the correct purchase order number), Licensee shall pay interest on the unpaid amount until the unpaid amount is paid, which interest shall accrue at the rate of 1-1/2% per month, and, in addition to its other rights and remedies under the License Agreement, including but not limited to its right to terminate Licensee's rights in the software thereunder, Sterling may, in its sole discretion: (i) declare all unaccrued periodic payments, plus any applicable taxes, immediately due and payable, and Licensee shall pay the same, upon which payment the provisions of this Addendum as to payment shall automatically terminate and Licensee's rights in the Software shall fully vest as a non-exclusive perpetual license under the license Agreement for the remainder of its duration as provided in the license Agreement; and/or (ii) exercise any other right or remedy available to it under applicable law; (d) in addition to its other rights and remedies, Sterling shall be entitled to recover from Licensee any collection costs Sterling incurs as a result of Licensee's default in its payment obligations; and (e) Licensee acknowledges that Sterling may assign its interests in the payments and interest due hereunder, and any assignee may in turn assign or pledge its rights and interests herein to any subsequent assignee, in each case without notice to or consent of Licensee. In the event of assignment, the assignee shall have all the rights of Sterling herein.

Sterling Software (U.S.A.), Inc.              Galileo   International, L.L.C.
A wholly-owned Subsidiary of                  ("Licensee")
Sterling Software, Inc.
("Sterling")

By __________________________             By   /s/         Lori Tobin___________
Printed Name Bryan Urquhart_____                Printed Name Lori M. Tobin____

Title VP, Finance & Administration__            Title  Sr.  Purchasing Manager

Date _________________________                  Date  1/7/99________________