Form 10-Q
period 1999-06-30
GALILEO INTERNATIONAL INC
filed 1999-08-12
CIK 1039300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the quarterly period ended June 30, 1999

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

Yes X   No

At August 6, 1999, there were 94,812,482 shares of common stock, par value $.01 per share, of the registrant outstanding.

                           GALILEO INTERNATIONAL, INC.
                           QUARTER ENDED JUNE 30, 1999
                                      INDEX
                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1.    Financial Statements of Galileo International, Inc.

                 Condensed Consolidated Balance Sheets as of June 30,
                 1999 (unaudited) and December 31, 1998                        3

                 Condensed Consolidated Statements of Income for the
                 quarter and six months ended June 30, 1999 and 1998
                 (unaudited)                                                   4

                 Condensed  Consolidated  Statements  of Cash  Flows
                 for the six months ended June 30, 1999 and 1998
                 (unaudited)                                                   5

                 Condensed Consolidated Statement of Stockholders' Equity
                 for the six months ended June 30, 1999 (unaudited)            6

                 Notes to Condensed Consolidated Financial Statements          7

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          10

      Item 3.    Quantitative and Qualitative Disclosures About Market Risk   22

PART II - OTHER INFORMATION

      Item 4.    Submission of Matters to a Vote of Security Holders          23

      Item 5.    Other Information                                            24

      Item 6.    Exhibits and Reports on Form 8-K                             25

SIGNATURES                                                                    26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              GALILEO INTERNATIONAL, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share data)

                                                                 June 30,     December 31,
                                                                   1999           1998
                                                               ----------     ----------
                                                              (Unaudited)
                             ASSETS
                             ------
Current assets:
   Cash and cash equivalents                                  $     8,348    $     9,828
   Accounts receivable, net                                       227,337        177,858
   Other current assets                                            45,188         55,841
                                                              -----------    -----------
Total current assets                                              280,873        243,527
Property and equipment, at cost:
   Land                                                             6,470          6,470
   Buildings and improvements                                      77,886         77,210
   Equipment                                                      404,768        392,299
                                                              -----------    -----------
                                                                  489,124        475,979
   Less accumulated depreciation                                  310,864        281,010
                                                              -----------    -----------
Net property and equipment                                        178,260        194,969
Computer software, net                                            175,299        189,247
Intangible assets, net                                            590,751        609,806
Other noncurrent assets                                            85,327         53,531
                                                              -----------    -----------
                                                              $ 1,310,510    $ 1,291,080
                                                              ===========    ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
   Accounts payable                                           $    38,140    $    46,901
   Accrued commissions                                             45,840         32,424
   Income taxes payable                                            27,103         11,873
   Other accrued liabilities                                      101,765        134,652
   Capital lease obligations, current portion                        --            5,976
   Long-term debt, current portion                                  2,736           --
                                                              -----------    -----------
Total current liabilities                                         215,584        231,826

Pension and postretirement benefits                                62,652         55,982
Deferred tax liability                                             17,779         25,404
Other noncurrent liabilities                                       52,105         42,969
Capital lease obligations, less current portion                      --           22,752
Long-term debt, less current portion                              434,392         69,520
                                                              -----------    -----------
Total liabilities                                                 782,512        448,453
Stockholders' equity:
   Special voting preferred stock:  $.01 par value;
     7 shares authorized; 7 shares issued; 3 and
     7 shares outstanding                                            --             --
   Preferred stock:  $.01 par value;  25,000,000 shares
     authorized; no shares issued                                    --             --
   Common stock:  $.01 par value;  250,000,000 shares
     authorized; 104,994,806 and 104,930,750 shares issued;
     94,787,406 and 104,761,650 shares outstanding                  1,050          1,049
   Additional paid-in capital                                     670,264        668,466
   Retained earnings                                              307,555        184,575
   Unamortized restricted stock grants                             (3,160)        (3,559)
   Accumulated other comprehensive income                             273         (1,139)
   Common stock held in treasury, at cost: 10,207,400
     and 169,100 shares                                          (447,984)        (6,765)
                                                              -----------    -----------
Total stockholders' equity                                        527,998        842,627
                                                              -----------    -----------
                                                              $ 1,310,510    $ 1,291,080
                                                              ===========    ===========


         See accompanying notes to condensed consolidated financial statements.

                                          GALILEO INTERNATIONAL, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited, in thousands, except share data)


                                                                    Quarter                            Six Months
                                                                 Ended June 30,                      Ended June 30,
                                                         -----------------------------   -------------------------------
                                                                1999            1998             1999              1998
                                                                ----            ----             ----              ----

Revenues:
   Electronic global distribution services              $     380,213    $     345,393    $     765,442    $     687,623
   Information services                                        18,609           35,244           37,371           70,024
                                                        -------------    -------------    -------------    -------------
                                                              398,822          380,637          802,813          757,647
Operating expenses:
   Cost of operations                                         132,315          143,943          264,445          279,043
   Commissions, selling and administrative                    162,492          144,752          313,537          280,383
                                                        -------------    -------------    -------------    -------------
                                                              294,807          288,695          577,982          559,426
                                                        -------------    -------------    -------------    -------------
Operating income                                              104,015           91,942          224,831          198,221

Other income (expense), net:
   Interest expense, net                                         (650)          (2,921)          (1,440)          (6,184)
   Other, net                                                     212              748            9,979            1,397
                                                        -------------    -------------    -------------    -------------
Income before income taxes                                    103,577           89,769          233,370          193,434

Income taxes                                                   41,328           35,818           93,115           77,180
                                                        -------------    -------------    -------------    -------------
Net income                                              $      62,249    $      53,951    $     140,255    $     116,254
                                                        =============    =============    =============    =============
Weighted average number of shares outstanding             104,485,999      104,799,700      104,584,445      104,799,700
                                                        =============    =============    =============    =============
Basic earnings per share                                $        0.60    $        0.51    $        1.34    $        1.11
                                                        =============    =============    =============    =============

Diluted weighted average number of shares outstanding     105,273,706      105,218,941      105,378,846      105,141,038
                                                        =============    =============    =============    =============
Diluted earnings per share                              $        0.59    $        0.51    $        1.33    $        1.11
                                                        =============    =============    =============    =============




                     See accompanying notes to condensed consolidated financial statements.


                                                     4

                           GALILEO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                       Six Months
                                                                     Ended June 30,
                                                               -----------------------
                                                                   1999         1998
                                                                   ----         ----

Operating activities:
   Net income                                                  $ 140,255    $ 116,254
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                               82,421       85,065
      (Gain) loss on sale of assets                               (9,498)          19
      Deferred income taxes, net                                  (2,924)       1,188
      Changes in operating assets and liabilities,
          net of effects from acquisition of businesses:
        Increase in accounts receivable, net                     (49,831)     (50,577)
        Decrease (increase) in other current assets                4,717       (1,101)
        Increase in noncurrent assets                             (7,779)      (4,188)
        Increase in accounts payable and accrued commissions       5,554       22,216
        (Decrease) increase in accrued liabilities               (25,207)       7,841
        Increase in income taxes payable                          15,472       10,733
        Increase in noncurrent liabilities                        16,025        3,505
                                                               ---------    ---------

Net cash provided by operating activities                        169,205      190,955

Investing activities:
   Purchase of property and equipment                            (30,434)     (38,452)
   Purchase and capitalization of computer software               (9,290)     (13,465)
   Proceeds on sale of assets                                      9,529        3,057
   Acquisition of businesses, net of $3,497 cash acquired           --        (33,417)
   Other investing activities                                    (22,509)        --
                                                               ---------    ---------

Net cash used in investing activities                            (52,704)     (82,277)

Financing activities:
   Borrowings under credit agreements                            135,000       34,392
   Repayments under credit agreements                            (75,128)    (125,000)
   Issuance of promissory note                                   307,736         --
   Dividends paid to stockholders                                (17,275)     (14,148)
   Payments of capital lease obligations                         (27,690)      (4,147)
   Repurchase of common stock for treasury                      (441,219)        --
   Proceeds from exercise of employee stock options, net           1,799         --
                                                               ---------    ---------

Net cash used in financing activities                           (116,777)    (108,903)
Effect of exchange rate changes on cash                           (1,204)        (433)
                                                               ---------    ---------

Decrease in cash and cash equivalents                             (1,480)        (658)
Cash and cash equivalents at beginning of period                   9,828       19,367
                                                               ---------    ---------

Cash and cash equivalents at end of period                     $   8,348    $  18,709
                                                               =========    =========



     See accompanying notes to condensed consolidated financial statements.

                                   GALILEO INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (Unaudited, in thousands, except share data)

                                                      Special
                                                      Voting              Additional
                                                     Preferred   Common    Paid - in    Retained
                                                       Stock      Stock     Capital     Earnings
                                                     ---------  ---------  ----------  -----------


Balance at December 31, 1998                               $ -    $ 1,049   $ 668,466    $ 184,575
Comprehensive income:
   Net income                                                -          -           -      140,255
   Other comprehensive income, net of tax:
    Unrealized holding gains on securities                   -          -           -            -
    Foreign currency translation adjustments                 -          -           -            -
   Other comprehensive income
Comprehensive income
Amortization of restricted stock grants                      -          -           -            -
Issuance of 64,056 shares of common stock under
   employee stock option plans                               -          1       1,798            -
Repurchase of 10,038,300 shares of common stock
   for treasury
Dividends paid ($0.165 per share)                            -          -           -      (17,275)
                                                     ---------  ---------  ----------  -----------

Balance at June 30, 1999                                   $ -    $ 1,050   $ 670,264    $ 307,555
                                                     =========  =========  ==========  ===========


                                         GALILEO INTERNATIONAL, INC.
                          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (Unaudited, in thousands, except share data)


                                                              Accumulated
                                                 Unamortized     Other
                                                 Restricted  Comprehensive   Treasury
                                                Stock Grants     Income       Stock        Total
                                                  ---------    ---------    ---------    ----------


Balance at December 31, 1998                      $  (3,559)   $  (1,139)   $  (6,765)   $ 842,627
Comprehensive income:
   Net income                                          --           --           --        140,255
   Other comprehensive income, net of tax:
    Unrealized holding gains on securities             --            887         --            887
    Foreign currency translation adjustments           --            525         --            525
                                                                                         ---------
   Other comprehensive income                                                                1,412
                                                                                         ---------
Comprehensive income                                                                       141,667
Amortization of restricted stock grants                 399         --           --            399
Issuance of 64,056 shares of common stock under
   employee stock option plans                         --           --           --          1,799
Repurchase of 10,038,300 shares of common stock
   for treasury                                                              (441,219)    (441,219)
Dividends paid ($0.165 per share)                      --           --           --        (17,275)
                                                   ---------   ---------    ---------    ---------

Balance at June 30, 1999                          $  (3,160)   $     273    $(447,984)   $ 527,998
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

     The results of operations for the quarter ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

     These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 1999.


NOTE 2 - BUSINESS ACQUISITIONS AND INVESTMENTS

     On November 19, 1998, the Company acquired S. D. Shepherd Systems, Inc. ("Shepherd Systems"), an airline information systems company, for $16.7 million. The Company also acquired two national distribution companies ("NDCs") during
1998. On June 1, 1998, Galileo Canada Distributions Systems, Inc. ("Galileo Canada") was purchased for $34.4 million and on January 1, 1998, Galileo Nordiska AB was purchased for $2.1 million. In connection with these acquisitions, the Company also incurred expenses of $0.8 million, which have been accounted for as part of the purchase prices. The Company accounted for these acquisitions using the purchase method of accounting. Accordingly, the costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values. Goodwill and other intangible assets related to the cost of the acquisitions are being amortized over 6 to 25 years and are included in cost of operations expenses. The results of operations and cash flows of the acquired companies have been consolidated with those of the Company from the date of each acquisition. In connection with the acquisition of Galileo Canada, the Company incurred $34.4 million of debt under a five-year term loan agreement.

NOTE 3 - EARNINGS PER SHARE

     Basic earnings per share for the quarter and six months ended June 30, 1999 and 1998 is calculated based on the weighted average shares outstanding for the period. Diluted earnings per share is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all dilutive stock options, net of assumed repurchased shares using the treasury stock method. This resulted in an increase in the weighted average number of shares outstanding for the quarter and six months ended June 30, 1999 of 787,707 and 794,401, respectively. The increase in the weighted average number of shares outstanding for the quarter and six months ended June 30, 1998 was 419,241 and 341,338, respectively.

NOTE 4 - SPECIAL CHARGES

     The Company recorded special charges of $26.4 million ($15.9 million after tax) during the quarter ended December 31, 1998 related to a strategic realignment of the Company's operations in the United Kingdom and, to a lesser degree, other realignments within the Company. These special charges were comprised primarily of $15.0 million in severance costs related to the termination of 399 employees, primarily in the development and marketing groups, and $11.4 million of other costs, principally related to the closing of the remaining Swindon, United Kingdom facilities. As of June 30, 1999, $12.1 million of severance related costs have been paid and charged against the liability and 276 employees have been terminated. The Company expects the realignment activities to be substantially complete in 1999. Also related to the closing of Swindon, United Kingdom facilities, in 1993, the Company, formerly Covia Partnership, combined with The Galileo Company Ltd. and consolidated its two data center facilities resulting in the closure of the Swindon, United Kingdom data center. In connection therewith, the estimated cost of the consolidation was charged to expense. At June 30, 1999 and December 31, 1998, the estimated remaining liabilities for all of the above mentioned restructuring activities were $23.3 million and $44.1 million, respectively, and are included in the accompanying condensed consolidated balance sheets.

     The Company recorded special charges of $20.1 million ($12.1 million after tax) during the year ended December 31, 1997 related to the integration of NDCs acquired in 1997 into the Company's operations. These special charges were comprised primarily of $12.3 million in severance costs related to the termination of 202 employees and $7.8 million of other integration costs, principally related to the closing of duplicate facilities. As of June 30, 1999, $9.8 million of severance related costs have been paid and charged against the liability and 135 employees have been terminated. The Company expects the integration activities to be complete in 1999. At June 30, 1999 and December 31, 1998, the estimated remaining liabilities related to the integration were $1.8 million and $3.4 million, respectively, and are included in the accompanying condensed consolidated balance sheets.

NOTE 5 - STOCKHOLDERS' EQUITY

     For the six months ended June 30, 1999, the Company accounted for a $1.5 million net unrealized holding gain on available-for-sale marketable equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The after tax effect of $0.9 million is included as a separate component of Stockholders' Equity.

     In early May 1999 the Company filed a registration statement with the Securities and Exchange Commission for a secondary offering of 36,727,600 shares of its common stock, including 4,790,500 shares subject to an underwriters' over-allotment option. This filing was a result of a demand for registration made by a subsidiary of US Airways, Inc., which was followed by the registration of additional shares held by affiliates of United Air Lines, Inc., KLM Royal Dutch Airlines, Alitalia, and TAP Air Portugal. On June 3, 1999, the secondary offering of 31,937,100 shares of the Company's common stock was completed at a price of $45 per share. The Company did not receive any proceeds from the offering. The over-allotment option was exercised on June 29, 1999 with the underwriters purchasing 2,000,000 shares and the Company purchasing 2,790,500 shares at a total purchase price of $122.2 million.

     On June 17, 1999, the Board of Directors of the Company authorized an increase in the size of the Company's share repurchase program to $750.0 million, a $250.0 million increase from the $500.0 million previously authorized in April 1999. The amount, timing and price of any repurchases of the Company's common stock depends on market conditions and other factors. Repurchased shares are held in treasury for the purpose of providing available shares for possible resale in future public or private offerings, and for other general corporate purposes. Repurchases are funded through the Company's available working capital and long-term borrowing facilities.

     On June 30, 1999, the Company purchased all of the issued and outstanding shares of a British Airways Plc subsidiary, which indirectly owned 7,000,400 shares of the Company's common stock. This purchase was funded by the issuance of a $307.7 million one day promissory note to British Airways Plc. This note was paid in full on July 1, 1999 using funding available under the Company's existing credit agreements. At June 30, 1999 the promissory note was classified as noncurrent to the extent funds were available under the Company's existing five-year credit agreement.

     The above repurchase transactions, combined with other open market repurchases, brought the total number of shares repurchased by the Company during the quarter ended June 30, 1999 to 10,038,300. As of June 30, 1999, the Company held a total of 10,207,400 shares in treasury. As a result of the secondary offering and share repurchases, the Company redeemed four shares of its special voting preferred stock during the quarter ended June 30, 1999.

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


                            Travel Agency             Travel Agency
                              Locations                 Terminals
                          at June 30, 1999           at June 30, 1999
                          ----------------           ----------------
Region                    Number       %             Number      %
------                    ------      -----          ------     -----
United States             12,200      30.4%          57,700     35.4%
Europe                    13,600      33.9%          56,800     34.8%
Asia/Pacific               5,900      14.7%          23,200     14.2%
Canada                     3,100       7.8%          11,000      6.7%
Middle East/Africa         3,500       8.7%          10,100      6.2%
Latin America              1,800       4.5%           4,400      2.7%
                          -----------------         -----------------
                          40,100     100.0%         163,200    100.0%
                          =================         =================

     We generate revenue from the provision of electronic global distribution services and information services. During the six months ended June 30, 1999, we generated 95.3% of our revenue from electronic global distribution services and 4.7% of our revenue from information services. The following table summarizes electronic global distribution services revenues by geographic location as a percentage of the total, and summarizes total booking volumes for each of the periods indicated. The location of the subscriber making the booking determines the geographic region credited with the related revenues and bookings:

                                   Quarter                Six Months
                               Ended June 30,           Ended June 30,
                            ----------------------  ------------------------
                               1999        1998        1999         1998
                               ----        ----        ----         ----
Percentage of Revenue
---------------------
U.S. Market                    41.3 %     43.9 %       41.8 %       44.1 %
All Other Markets              58.7       56.1         58.2         55.9
                            ----------------------  ------------------------
                              100.0 %    100.0 %      100.0 %      100.0 %
                            ======================  ========================

Worldwide Bookings
------------------
(in millions)
U.S. Market:
     Air                       32.6       33.9         68.6         70.0
     Car/Hotel/Leisure          6.1        5.8         11.8         11.3
                            -------------------     ---------------------
                               38.7       39.7         80.4         81.3

All Other Markets:
     Air                       52.0       48.0        105.7         97.0
     Car/Hotel/Leisure          1.5        1.4          3.0          2.8
                            -------------------     ---------------------
                               53.5       49.4        108.7         99.8

Total Worldwide Bookings       92.2       89.1        189.1        181.1
                            ===================     =====================

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

     REVENUES. Revenues increased $18.2 million, or 4.8%, to $398.8 million for the quarter ended June 30, 1999 from $380.6 million for the quarter ended June 30, 1998. Our electronic global distribution services revenues grew $34.8 million, or 10.1%. Airline booking revenue increased 8.5% over the quarter ended June 30, 1998 primarily due to a 3.4% increase in worldwide air booking volumes and a booking fee price increase that went into effect in March 1999.

    Total international booking volumes increased 8.5% for the quarter, while U.S. booking volumes decreased 2.5% over the same period last year. The increase in international booking volumes for the quarter was driven by continued strong growth in Africa and the Middle East, and solid growth in Europe, Asia, and Latin America. The volume decline in U.S. bookings is primarily due to a small decrease in our U.S. market share, which we believe is attributable to the effect of our sales force transition. We have recently hired and trained a new U.S. sales force, and have set aggressive targets to profitably gain share in this market. (1) We may experience some decline in our U.S. market position in the near term, after which we expect to see the positive effect of our sales initiatives. (1)

     The growth in electronic global distribution services revenues was partially offset by a decline in information services revenues due principally to the impact of providing fewer network services to an airline vendor. This revenue loss was largely offset by a reduction in operating expenses directly related to the provision of these services.

     COST OF OPERATIONS. Cost of operations expenses decreased $11.6 million, or 8.1%, to $132.3 million for the quarter ended June 30, 1999 from $143.9 million for the quarter ended June 30, 1998. The decline in cost of operations expenses was due primarily to a $15.2 million decrease in voice communication charges related to the decrease in network services provided to an airline vendor. Partially offsetting this decrease was $4.6 million in additional cost of operations expenses incurred due to the Galileo Canada and Shepherd Systems acquisitions in 1998. These additional operating expenses, principally wages, maintenance and installation expenses, communication costs and depreciation expense, were largely offset by lower commissions as we no longer pay commissions to Galileo Canada but instead incur the direct costs of distributing our products in this market. Additionally, we now record the amortization of the excess of the cost of these acquisitions over the fair value of net assets acquired and also record amortization of other intangibles acquired.

     The remaining slight decrease in cost of operations expenses was attributable to net cost savings from the Swindon, UK realignment, partially offset by increased maintenance costs on subscriber equipment at agency locations and higher communication costs associated with growth in both new and existing markets.




-----------------
(1)  See Statement Regarding Forward-Looking Statements on page 21.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses increased $17.7 million, or 12.3%, to $162.5 million for the quarter ended June 30, 1999 from $144.8 million for the quarter ended June 30, 1998. NDC commissions and subscriber incentive payments increased $18.1 million, or 19.3%, to $112.0 million for the quarter ended June 30, 1999 from $93.9 million for the quarter ended June 30, 1998. The increase in electronic global distribution services revenues resulted in increased commissions to NDCs, which were partially offset by the elimination of commissions to Galileo Canada as, subsequent to this acquisition, we no longer pay commissions but instead incur the direct costs of operating in this market. NDC commissions are generally based on a percentage of booking revenues, and have therefore grown at a rate consistent with the growth in booking revenues by country. Incentive payments, which are provided to subscribers in order to maintain and expand our travel agency customer base, increased significantly in the quarter principally due to the initiation of new contracts with multinational and key U.S. regional accounts in late 1998 and the first quarter of 1999, as well as the impact of payments to subscribers previously incurred by Galileo Canada.

     Remaining commissions, selling and administrative expenses decreased primarily due to lower selling expenses in the U.S. as we continue to transition to our internal sales force in 1999, partially offset by the accrual of estimated payments required under services agreements with the sellers of certain NDCs acquired in 1997 and 1998.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net includes interest expense net of interest income, foreign exchange gains or losses, and other non-operating items. Other expense, net decreased $1.8 million to $0.4 million in expense for the quarter ended June 30, 1999 from $2.2 million in expense for the quarter ended June 30, 1998. This decrease was primarily the result of lower interest expense arising from lower average debt levels in 1999.

     INCOME TAXES. Income taxes increased $5.5 million, or 15.4%, to $41.3 million for the quarter ended June 30, 1999 from $35.8 million for the quarter ended June 30, 1998. The increase was a result of higher income before income taxes for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. Our effective tax rate was approximately 40% in both periods.

     NET INCOME. Net income increased $8.3 million, or 15.4%, to $62.3 million for the quarter ended June 30, 1999, from $54.0 million for the quarter ended June 30, 1998. Net income as a percentage of revenues increased to 15.6% from 14.2% over the same period and our operating margin expanded 1.9 percentage points to 26.1% for the quarter ended June 30, 1999 from 24.2% for the quarter ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     REVENUES. Revenues increased $45.2 million, or 6.0%, to $802.8 million for the six months ended June 30, 1999 from $757.6 million for the six months ended June 30, 1998. Our electronic global distribution services revenues grew $77.8 million, or 11.3%. Airline booking revenue increased 10.2% over the six months ended June 30, 1998 primarily due to a 4.4% increase in worldwide air booking volumes and a booking fee price increase that went into effect in March 1999.

     Total international booking volumes increased 8.9% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, while U.S. booking volumes decreased 1.1% over the same period last year. The increase in international booking volumes for the period was driven by strong growth in Africa, the Middle East and Southeast Asia. The decrease in U.S. booking volumes is partially due to a new fee structure we introduced in North America in March 1998 under which we no longer charge airline vendors for passive bookings unless they are ticketed. We report only those bookings for which we receive a fee. Excluding passive bookings, the decline in U.S. booking volumes for the six months ended June 30, 1999 was 0.2%. This decline is primarily due to a small decrease in our U.S. market share, which we believe is attributable to the effect of our sales force transition. We have recently hired and trained a new U.S. sales force, and have set aggressive targets to profitably gain share in this market. (1) We may experience some decline in our U.S. market position in the near term, after which we expect to see the positive effect of our sales initiatives. (1)

     The growth in electronic global distribution services revenues was partially offset by a decline in information services revenues due principally to the impact of providing fewer network services to an airline vendor. This revenue loss was largely offset by a reduction in operating expenses directly related to the provision of these services.

     COST OF OPERATIONS. Costs of operations expenses decreased $14.6 million, or 5.2 %, to $264.4 million for the six months ended June 30, 1999 from $279.0 million for the six months ended June 30, 1998. The decline in cost of operations expenses was due primarily to a $29.1 million decrease in voice communication charges related to the decrease in network services provided to an airline vendor. Partially offsetting this decrease was $11.3 million in additional cost of operations expenses incurred due to the Galileo Canada and Shepherd Systems acquisitions in 1998. These additional operating expenses, principally wages, maintenance and installation expenses, communication costs and depreciation expense, were largely offset by lower commissions as we no longer pay commissions to Galileo Canada but instead incur the direct costs of distributing our products in this market. Additionally, we now record the amortization of the excess of the cost of these acquisitions over the fair value of net assets acquired and also record amortization of other intangibles acquired.



------------------
(1)  See Statement Regarding Forward-Looking Statements on page 21.

     Remaining cost of operations expenses increased primarily due to increased maintenance costs on subscriber equipment at agency locations and higher communication costs associated with growth in both new and existing markets.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses increased $33.1 million, or 11.8%, to $313.5 million for the six months ended June 30, 1999 from $280.4 million for the six months ended June 30, 1998. NDC commissions and subscriber incentive payments increased $32.9 million, or 17.9%, to $217.0 million for the six months ended June 30, 1999 from $184.1 million for the six months ended June 30, 1998. The increase in electronic global distribution services revenues resulted in increased commissions to NDCs, which were partially offset by the elimination of commissions to Galileo Canada as, subsequent to this acquisition, we no longer pay commissions but instead incur the direct costs of operating in this market. Incentive payments increased significantly in this period principally due to the initiation of new contracts with multinational and key U.S. regional accounts in late 1998 and the first quarter of 1999, as well as the impact of payments to subscribers previously incurred by Galileo Canada.

     The remaining increase in commissions, selling and administrative expenses was primarily attributable to the accrual of estimated payments required under services agreements with the sellers of certain NDCs acquired in 1997 and 1998, partially offset by decreased selling expenses in the U.S. as we transition to our internal sales force in 1999.

     OTHER INCOME (EXPENSE), NET. Other income (expense), net includes interest expense net of interest income, foreign exchange gains or losses, and other non-operating items. Other income, net increased $13.3 million to $8.5 in income for the six months ended June 30, 1999 from $4.8 million in expense for the six months ended June 30, 1998. This increase was primarily the result of a $9.4 million gain recognized from the sale of 12% of the shares we owned in Equant, N.V., a telecommunications company. The remainder of this increase was primarily the result of lower interest expense arising from lower average debt levels in 1999.

     INCOME TAXES. Income taxes increased $15.9 million, or 20.6 %, to $93.1 million for the six months ended June 30, 1999 from $77.2 million for the six months ended June 30, 1998. The increase was a result of higher income before income taxes for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Our effective tax rate was approximately 40% in both periods.

     NET INCOME. Net income increased $24.0 million, or 20.6%, to $140.3 million for the six months ended June 30, 1999 from $116.3 million for the six months ended June 30, 1998. Net income as a percentage of revenues increased to 17.5% from 15.3% over the same period and our operating margin expanded 1.8 percentage points to 28.0% for the six months ended June 30, 1999 from 26.2% for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $8.3 million and working capital totaled $65.3 million at June 30, 1999. At December 31, 1998, cash and cash equivalents totaled $9.8 million and working capital totaled $11.7 million. Cash and cash equivalents decreased slightly as cash generated from strong operating results was used for investing and financing activities.

     Cash flow used in investing activities principally relates to purchases of mainframe data processing and network equipment and purchases of computer equipment provided to our travel agency subscribers. Capital expenditures, excluding the capitalization of internally developed software, were $33.3 million for the six months ended June 30, 1999 compared to $42.9 million for the six months ended June 30, 1998. In addition, we used $22.5 million to acquire minority ownership equity positions in four technology-related companies during the six months ended June 30, 1999. Proceeds from the sale of assets were $9.5 million for the six months ended June 30, 1999 primarily from the sale of shares we owned in Equant, N.V.

     Cash flow used in financing activities includes repurchases of common stock for treasury totaling $441.2 million and $17.3 million in dividends paid to our stockholders. We paid a $0.075 per share cash dividend on February 19, 1999 to stockholders of record as of February 5, 1999, as well as a $0.09 per share cash dividend on May 21, 1999 to stockholders of record as of May 7, 1999. We also paid $25.5 million to terminate two equipment leases related to Swindon data center assets pursuant to advantageous early termination provisions allowed within the leases. During the six months ended June 30, 1999, net borrowings under our credit facilities totaled $59.9 million and we have $505.0 million available under our revolving credit facilities at June 30, 1999. In connection with the purchase of a British Airways Plc subsidiary, we issued a $307.7 million promissory note on June 30, 1999 which was paid in full on July 1, 1999 using funds available under our existing credit facilities.

     We expect that future cash requirements will principally be for capital expenditures, repayments of indebtedness, strategic acquisitions and investments, and share repurchases. We believe that cash generated by operating activities will be sufficient to fund our future cash requirements, except that significant acquisitions, investments or share repurchases may require additional borrowings or other financing alternatives. (1)

     In addition to reinvesting a substantial portion of earnings in our business, we currently intend to pay regular quarterly dividends and to repurchase additional shares of our common stock. On July 16, 1999, we declared a cash dividend of $0.09 per share to be paid on August 20, 1999 to stockholders of record as of August 6, 1999. The declaration and payment of future dividends, as well as the amount thereof, and the amount of future repurchases of our common stock beyond the existing $750 million stock repurchase program are subject to the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash



-------------------
(1)   See Statement Regarding Forward-Looking Statements on page 21.

requirements, future prospects and other factors deemed relevant by our Board of Directors. There can be no assurance that we will continue to declare and pay dividends or repurchase shares of our common stock in the future. (1)


EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     We will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted for financial statements issued for the fiscal year ending December 31, 2001. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Management believes that adoption of Statement 133 will not have a material impact on our financial statements.


YEAR 2000 (1)

     The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or systems or those of our vendors and suppliers that have date-sensitive software may recognize a date using "00" as the year 1900 rather than 2000.

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

     We electronically exchange information with the computer systems of our travel vendor customers and suppliers, including air, car, hotel, cruise, rail and other vendors. We use standardized travel industry interchange formats to electronically exchange information with many of these vendor customers and suppliers. Many of these formats did not require modification in order to be Year 2000 compliant. Where required, modifications to these formats have been completed. Our GlobalFares(TM) system began successfully processing airline fares with Year 2000 dates in July 1998. In addition, the investigation and assessment of our network systems is complete and remediation for such systems is in progress and on-track for completion during the third quarter of 1999. We completed remediation planning for most of our travel




------------------
(1)  See Statement Regarding Forward-Looking Statements on page 21.

agency-based software and began distribution of Year 2000 upgrades for operating systems and package installation systems used in connection with our travel agency-based software during the third quarter of 1998. The Year 2000 remediation for most of our travel agency-based software addresses aesthetic modifications and is not essential for the reservation booking and ticketing capability of these products. Remediation planning for country-specific software solutions facilitating travel agency access to certain third party vendors is ongoing. We continue to develop, distribute and install, where necessary, upgrades to PC hardware and software either on a normal maintenance cycle where it exists, or a separate implementation plan where it does not exist.

     Remediation activities related to our mainframe computer systems, which include our Galileo(R) and Apollo(R) computer reservations systems ("CRS"), were completed on schedule in 1998. Our Galileo and Apollo systems successfully processed the first Year 2000 airline reservation bookings on January 3, 1999 and February 4, 1999, respectively, with airlines which support Year 2000 in their systems. Non-mainframe activities are currently on track for completion by the end of the third quarter of 1999. Agency premise software remediation will extend to November 1999.

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

     Testing is a critical component in our Year 2000 preparedness program. Our system for Year 2000 hardware and software validation -- called the "Time Machine"-- is essentially a copy of our production environment which performs date-sensitive tests and supports connectivity to the systems of our vendor customers, suppliers of data, NDCs and certain other third parties without interrupting existing systems and without risk of contaminating "live" production data.

     Contingency plans are now in place for all mainframe and non-mainframe activities. We will continue to review and revise contingency plans to address possible Year 2000 failures of our internal systems and business processes or those of vendor customers, critical service suppliers, other suppliers of data and our NDCs, on whose systems we are dependent. Our contingency plans identify the interruption of local services provided by third parties, such as telecommunication firms and power supply companies, as the events that would be most likely to occur. However, should a problem occur, it would generally be localized and we do not anticipate that it would have a material adverse effect on our business, financial condition or results of operations. Our contingency planning involved risk assessment for all of our business functions and operating and staff departments, including the identification of assumptions and dependencies. The contingency plans for each business function and operating and staff department provide for proactive preparation for Year 2000 challenges, checklists of activities to perform for validation of possible failures and reactive planning to address any actual Year 2000 failures. The contingency plans also address on-site staff coverage on January 1, 2000 for all operating and staff departments, and include support personnel from our critical hardware and software suppliers.

     As an electronic global distribution services company, our products are dependent upon data provided by our air, car, hotel and tour vendor customers and other suppliers of data. We are also dependent on critical service providers, such as telecommunications firms for worldwide product distribution. We are continuing to assess Year 2000 issues arising from our relationships with third parties, including our NDCs, to determine the extent to which our interface systems are vulnerable to failure by these parties to remediate their own Year 2000-sensitive systems. We have requested Year 2000 compliance status information from all of our vendor customers, critical other suppliers of data and our NDCs. We continue to work closely with our NDCs to provide assistance to meet their Year 2000 challenges. While many of these third parties have reported that they are not finding significant problems in their own systems, we cannot guarantee that the systems of these third parties will be made Year 2000 compliant in a timely manner. Vendor customers, service providers and NDCs continue to participate with us in Year 2000 testing.

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

     We incurred $3.6 million of expenses in the first six months of 1999, $8.0 million of expenses in 1998 and $4.4 million of expenses in 1997 related to Year 2000 remediation. We expect future expenditures to total approximately $5.4 million. All of these costs are expected to be expensed as incurred. Further, we expect to incur additional costs after 1999 to remediate and replace less critical software applications and embedded systems; however, we do not expect these expenses to have a material adverse effect on our business, financial condition or results of operations.

     The cost of our Year 2000 project and the dates on which we plan to complete our Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, third parties' Year 2000 readiness and other factors.

     Based on our current schedule for completion of our Year 2000 project, we believe that our planning is adequate to secure Year 2000 readiness of our critical systems. Nevertheless, achieving Year 2000 readiness is subject to various risks and uncertainties, many of which are described above. We are not able to predict all of the factors that could cause actual results to differ materially from our current expectations about our Year 2000 readiness. At this time, we believe the major risks associated with Year 2000 processing are a system failure or miscalculation causing an inability to process bookings or engage in other normal business activities. Our failure, or the failure of third parties with whom we have significant business relationships, to achieve Year 2000 readiness with respect to critical systems could have a material adverse effect on our business, financial condition or results of operations.

NEW EUROPEAN CURRENCY

     In January 1999, certain European countries introduced a new currency unit called the "euro". We planned, developed and successfully implemented a project to ensure that hardware and software systems operated or licensed in our business, including systems provided to our travel agency subscriber and travel vendor customers, are designed to properly process reservations denominated in euros. We completed the necessary development and successfully issued tickets in euros on the first official trading day, January 4, 1999. We estimate that the introduction of the euro, including the total costs for the euro project, will not have a material effect on our business, financial condition, or results of operations. (1)






--------------------
(1)    See Statement Regarding Forward-Looking Statements on page 21.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

     Certain of our expenses are subject to fluctuations in currency values and interest rates. We address these risks through a controlled program of risk management that includes the use of derivative financial instruments. To some degree, we are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but management does not expect any counterparties to fail to meet their obligations given their high credit ratings. (1) We do not hold or issue financial instruments for trading purposes.

     We enter into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of our United Kingdom and Canadian operations. At June 30, 1999, we had entered into foreign exchange forward contracts which provide for purchases of GBP 9.5 million and CAD 15.0 million at various dates throughout 1999. At June 30, 1999 and December 31, 1998, the notional principal amounts of outstanding forward contracts were $25.0 million and $31.3 million, respectively. The fair value of outstanding forward contracts at June 30, 1999 and December 31, 1998 was $0.2 million and $0.8 million, respectively.

     We have also entered into interest rate swap agreements to convert portions of our variable rate debt to fixed rate. We account for our interest rate swap agreements as a hedge of our interest rate exposure. At June 30, 1999 and December 31, 1998, we had an outstanding interest rate swap agreement with a notional value of $34.4 million and a fixed interest rate of 5.87%. The fair value of the outstanding swap agreement at June 30, 1999 and December 31, 1998 was $0.3 million and ($1.0) million, respectively.





-----------------
(1) See Statement Regarding Forward-Looking Statements on page 21.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on April 29, 1999. The Company has issued and outstanding two classes of voting securities: common stock and special voting preferred stock. Each common stock share is entitled to one vote in the election of directors and other matters submitted to a vote of stockholders. As of April 29, 1999 the special voting preferred stock was divided into seven series, each series consisting of one share and entitling the holder thereof to elect one director so long as certain share ownership thresholds are maintained.
     Pursuant to the provisions of the special voting preferred stock as of April 29, 1999, the holders were entitled to elect a total of seven of the thirteen members of the Board of Directors. The respective holders of the special voting preferred stock are entitled to elect their director designee, voting as a separate class. At the Annual Meeting, the common stock holders elected two directors, and prior to the Annual Meeting, the Series B and Series D preferred stockholders elected one director, respectively, as set forth in (c) below. All such elections were effective April 29, 1999.

(b)  Common Stock                        Special Voting Preferred Stock

     Election of Directors               Election of Directors
     ---------------------               ---------------------
     Paul H. Bristow                     David A. Coltman
     Mina Gouran                         Derek M. Stevens

     Continuing Directors                Continuing Directors
     --------------------                --------------------
     James E. Barlett                    Graham W. Atkinson
     Wim Dik                             Frederic F. Brace
     Babetta R. Gray                     Thomas A. Mutryn
     Kenneth Whipple                     Frank H. Rovekamp
                                         Georges P. Schorderet

(c) Set forth below is the tabulation of the votes on each nominee for election as a director:

                       Name              For               Withheld Authority
                       ----              ---               ------------------
     Common Stock      Paul H. Bristow   87,373,482        377,998
                       Mina Gouran       87,443,782        307,698
     Special Voting
     Preferred Stock   David A. Coltman  33,400,000              0
                       Derek M. Stevens   7,000,400              0

(d) Set forth below is the tabulation of the votes to approve the Galileo International, Inc. 1999 Equity and Performance Incentive Plan:

     For               Against           Withheld          Broker Non-Vote
     ---               -------           --------          ---------------
     75,170,173        9,431,345         13,078                  3,136,884


ITEM 5.  OTHER INFORMATION

      In connection with the secondary offering of our common stock described in
Note 5 to the Condensed Consolidated Financial Statements found in Part I, Item 1 above, a stockholder controlled by US Airways sold all of the shares of our common stock it held. In that same offering, a stockholder controlled by KLM Royal Dutch Airlines reduced its ownership of our common stock to below 5% of the total number of shares of our common stock then outstanding and a stockholder controlled by United Airlines, Inc. reduced its ownership of our common stock to below 25% of the total number of shares of our common stock then outstanding. As a result of these sales, we redeemed our Series G, F and C special voting preferred stock shares held by the stockholders controlled by US Airways, KLM Royal Dutch Airlines and United Airlines, respectively, resulting in the resignations of their respective nominees to our board of directors, Messrs. Thomas A. Mutryn, Frank H. Rovekamp and David A. Coltman.

     In connection with our purchase of all of the issued and outstanding shares of a British Airways Plc subsidiary, which indirectly owned 7,000,400 shares of our common stock as described in Note 5 to the Condensed Consolidated Financial Statements found in Part I, Item 1 above, British Airways Plc sold all of the shares of our common stock it held. As a result of this sale, we redeemed the Series D share of our special voting preferred stock held indirectly by British Airways and the British Airways nominee to our board of directors, Derek M. Stevens, resigned following the sale.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits


      Exhibit
      Number                  Description
      ------                  -----------

10.1  Windsor, England Office Agreement for Lease, dated June 2, 1999

10.2  Amendment No. 1 to Galileo International, Inc. Guaranty Agreement

10.3  Amendment No. 2 to Galileo International, Inc. Guaranty Agreement

10.4  Amendment No. 2 to Amended and Restated $200,000,000 364-Day Credit
      Agreement

10.5  Amendment No. 4 to the $400,000,000 Five Year Credit Agreement

*10.6 Form of Senior Vice President Employment Agreement

27.1  Financial Data Schedule

      *Management contract or compensatory plan or arrangement.


(b) Exhibits and Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Galileo International, Inc.




Date:  August 9, 1999                    By: /s/ Paul H. Bristow
                                             -------------------
                                             Paul H. Bristow
                                             Senior   Vice   President,    Chief
                                             Financial  Officer,  Treasurer  and
                                             Director  (Principal  Financial and
                                             Accounting Officer)

                           GALILEO INTERNATIONAL, INC.
                                  Exhibit Index


      Exhibit
      Number                  Description
      ------                  -----------

10.1        Windsor, England Office Agreement for Lease, dated June 2, 1999

10.2        Amendment No. 1 to Galileo International, Inc. Guaranty Agreement

10.3        Amendment No. 2 to Galileo International, Inc. Guaranty Agreement

10.4        Amendment No. 2 to Amended and Restated $200,000,000 364-Day Credit
                Agreement

10.5        Amendment No. 4 to the $400,000,000 Five Year Credit Agreement

*10.6       Form of Senior Vice President Employment Agreement

27.1        Financial Data Schedule

*Management contract or compensatory plan or arrangement.

Exhibit 10.1

NB: THIS CONFORMED COPY INCORPORATES AMENDMENTS MADE TO THE ACTUAL AGREEMENT
                            IN MANUSCRIPT AT EXCHANGE


                  DATED        2nd June           1999


              HELICAL BAR DEVELOPMENTS (SOUTH EAST) LIMITED     (1)


                    GLASGOW CITY COUNCIL as administering
                 authority for THE STRATHCLYDE PENSION FUND (2)

                           THE GALILEO COMPANY                  (3)

                       GALILEO INTERNATIONAL Inc                (4)

                             HELICAL BAR PLC                    (5)

                               AGREEMENT FOR LEASE
                                       of
                            2 Windsor Dials, Windsor



                                   Norton Rose
                                     London

                                    CONTENTS


Clause                           Heading                           Page

1     Interpretation..................................................1
2     Developer's Building Obligations................................7
3     Programme......................................................11
4     Variations.....................................................14
5     Site Visits By and Supply of Information to the Tenant.........14
6     Issue of Certificates of Sectional Completion..................16
7     Tenant's Occupation as Licensee................................19
8     Insurance......................................................21
9     Defects........................................................22
10    CDM Regulations................................................23
11    Title..........................................................24
12    Grant of Lease.................................................25
13    Rent and Service Charge........................................27
14    Determination..................................................28
15    No Demise......................................................29
16    Alienation.....................................................29
17    Declaration of Non-Merger......................................29
18    Resolution of Disputes.........................................29
19    Notices/Applications for approvals.............................30
20    Value Added Tax................................................31
21    Legal Costs....................................................32
22    No Representations.............................................32
23    Liability of Landlord..........................................32
24    Guarantor's Guarantee..........................................32
25    Surety's Guarantee.............................................32
26    Proper Law.....................................................33


Annexures

A     Lease (with plans)
B Plans and Specifications for Works C Warranties (x 14) D Plan 1 showing Reception hatched red
E Plan 2 showing Third Floor of the Building edged red F Plan 3 showing designated area of Car Park edged red and hatched black G Licence for Alterations H Legal opinion letter
I     Latest form of draft Substation Lease
K     Form of Restrictive Covenant Insurance Policy
L     Form of Environmental Consultant's Certificate
M     Latest draft of the Car Park Management Agreement

THIS AGREEMENT is dated 2nd June 1999 and is made BETWEEN:

(1) HELICAL BAR DEVELOPMENTS (SOUTH EAST) LIMITED (Company No 2089935) whose registered office is at 11-15 Farm Street London W1X 8NP (the "Developer")

(2) GLASGOW CITY COUNCIL of City Chambers Glasgow G2 (acting as administering authority of THE STRATHCLYDE PENSION FUND) pursuant to the powers conferred on it by the Local Government Superannuation (Scotland) Regulations 1987 (as amended) (the "Landlord")

(3) THE GALILEO COMPANY (Company No 2143570) whose registered office is at Galileo Centre Europe Windmill Hill Swindon SN5 6PH (the "Tenant")

(4) GALILEO INTERNATIONAL Inc Delaware file No. 2742539 of 9700 West Higgins Road Suite 400 Rosemont IL 60018-479 6 USA (the "Guarantor")

(5) HELICAL BAR PLC (Company No. 156663) whose registered office is at 11-15 Farm Street London W1X 8NP (the "Surety")

NOW IT IS HEREBY AGREED  as follows:

1     Interpretation

1.1 In this Agreement unless the context otherwise requires:

(a)   Words importing any gender include every gender

(b) Words importing the singular number only shall include the plural number and vice versa

(c) Words importing persons include firms companies and corporations and vice versa

(d) Any reference to any statute (whether or not specifically named) shall include any statutory modification or re-enactment of it for the time being in force and any order instrument plan regulation permission and direction made or issued under it or under any statute replaced by it or deriving validity from it

(e) References to clauses schedules and annexures are references to the relevant clause in or schedule or annexure to this Agreement

(f) Where any obligation is undertaken by two or more persons jointly those persons shall be jointly and severally liable in respect of that obligation

(g) Any obligation on a party not to do or omit to do anything shall be deemed to include an obligation not to allow that thing to be done or omitted to be done by any person under its control

(h) the headings to the clauses and schedules shall not affect the interpretation

1.2 In this Agreement unless the context otherwise requires the following expressions shall have the following meanings

(a) "Arbitrator" means an independent chartered surveyor agreed upon between the parties to the relevant dispute or nominated on the application of any such party by the President for the time being of the Royal Institution of Chartered Surveyors or his duly appointed deputy

(b) "Architects" Hamilton Associates of 2 Jubilee Place London SW3 3TQ and/or or such other firm of architects as the Developer may from time to time appoint in connection with the Works

(c) "Building" means the building to be erected on the Estate and let to the Tenant in accordance with the terms of this Agreement and intended to be known as 2 Windsor Dials or by such other name as the Tenant may agree with the appropriate authorities and the Landlord (provided that the Landlord hereby agrees to the use by the Tenant of the name "Galileo Centre Europe" should that name be chosen by the Tenant)

(d) "Building 1" means the building to be erected on the Estate and intended to be known as 1 Windsor Dials

(e) "Building Contract" means the contract dated 2nd March 1999 entered into by the Developer with the Building Contractor for works on the Estate including the Works and including any replacement contract for the Works

(f) "Building Contractor" means Bryant Construction Southern Limited and/or such other building contractor as the Developer may appoint in connection with the Works

(g) "Car Park" means the car park to be constructed as part of the Works

(h) "CDM Regulations" means The Construction (Design and Management) Regulations 1994

(i) "Certificate of Sectional Completion" means the Certificate of Sectional Completion of the Building or the Car Park and Common Parts as the case may be issued under the Building Contract

(j)   "Common Parts" has the meaning attributed to it by the Lease

(k) "Council Agreement" means the agreement dated 13th March 1997 made between The Royal Borough of Windsor and Maidenhead (1) and BG Land Investments Limited (2) as the same was assigned to the Landlord pursuant to a Deed of Assignment dated 24th December 1997 made between the Developer (1) the Landlord (2) the Developer's Guarantor
            (3) and BG Land Investments Limited (4)

(l) "Council Properties" means the properties known as numbers 3 9 11 and 13 Arthur Road registered at HM Land Registry under title numbers BK122648 BK119337 BK134697 and BK165738 (respectively)

(m) "Council Transfer" means the transfer to be entered into by The Royal Borough of Windsor and Maidenhead (1) and the Landlord (2) in respect of the Council Properties

(n) "Environmental Consultant" means Mott MacDonald of St. Anne House 20/26 Wellesley Road Croydon Surrey CR9 2UL and/or such other firm of environmental consultants as may from time to time be appointed in relation to the Environmental Works

(o) "Environmental Consultant's Certificate" means a certificate to be issued by the Environmental Consultant in the form attached.

(p)   "Environmental  Works" means the works  described  and/or referred to in the following reports Summary of Contamination Issues 37685/EWR/01 dated November 1997 Summary of Environmental Conditions 37685/EWR/02/C (May 1998); Addendum Report to the Summary of Environmental Conditions 37685/EWR/03/A (March 1998) and all environmental and geotechnical works referred to in condition 11 of the planning permission dated 24th December 1997 (Application No. 97/75707)

(q) "Estate" means the freehold land known as Windsor Dials which is more particularly shown edged blue on the Lease Plan

(r) "Estimated Practical Completion Date" means 28th June 1999 or as established under clause 3

(s) "Estimated Sectional Completion Date for the Building" means 14th June 1999 or as established under clause 3

(t) "Funding Agreement" means the Agreement dated 24th December 1997 for the financing of the Works made between the Landlord (1) the Developer (2) and the Surety (3)

(u) "Highways Engineer" means Buchanan Consulting Engineers Limited and/or or such other highways engineer as may be appointed by the Developer with the Tenant's approval (such approval not to be unreasonably withheld or delayed)

(v) "Lease" means the Lease of the Premises to be granted by the Landlord and accepted by the Tenant which shall be in the form of the attached agreed draft subject to any alterations made pursuant to this Agreement

(w) "Lease Plan" means the plans annexed to the Lease

(x) "Legal Opinion Letter" means the letter in the form annexed to be given:

(i)   on the date hereof and

(ii) on the date of the grant of the Lease in accordance with clause 26.3

(y) "Licence for Alterations" means a licence in respect of the Tenant's Works in the form of the attached draft

(z) "Necessary Consents" means planning permission and all other consents licences permissions and approvals whether of a public or a private nature which shall be necessary for the carrying out and completion of the Works or the Tenant's Works (as the context requires)

(aa) "Net Internal Area" means net internal area in square feet measured in accordance with the Code of Measuring Practice published by the Royal Institution of Chartered Surveyors and the Incorporated Society of Valuers and Auctioneers (4th Edition) (November 1993 Edition)

(bb) "Plan 1" "Plan 2" and "Plan 3" means the plans attached to this Agreement and marked as such

(cc)  "Planning Agreements" means:

(i) an agreement pursuant to section 106 of the Town and Country Planning Act 1990 dated 24th December 1997 and made between
                  (1) The Royal Borough of Windsor & Maidenhead (2) BG Land Investments Limited and (3) the Developer and

(ii) an agreement pursuant to section 38 and section 278 of the Highways Act 1980 dated 24th July 1998 and made between (1) The Royal Borough of Windsor & Maidenhead (2) the Developer and (3) the Landlord

(dd) "Planning Supervisor" means Mott MacDonald Limited and/or such other planning supervisor as the Developer shall appoint with the approval of the Tenant (such approval not to be unreasonably withheld or delayed)

(ee)  "Plans and  Specifications"  means the Plans and Specifications  annexed to this Agreement which describe the Works

(ff)  "Practical  Completion  Date" means (subject to the provisions of clause
            6) the latest  of:

(i)   the Sectional Completion Date for the Building and

(ii)  the Sectional Completion Date for the Car Park and Common Parts

(gg)  "Premises"  means the  Building  and more  particularly  has the meaning attributed to it by the Lease

(hh) "Project Manager" means Second London Wall Project Management Limited (and/or such other project manager as the Developer may appoint in relation to the Works)

(ii) "Professional Team" means the Architects the Structural Engineers the Quantity Surveyor the Project Manager the Planning Supervisor the Highways Engineer the Environmental Consultants and the Services Engineers and/or any other professionals with design input appointed after the date of this Agreement by the Developer

(jj) "Quantity Surveyor" means Gleeds and/or such other quantity surveyor as the Developer shall appoint with the approval of the Tenant (such approval not to be unreasonably withheld or delayed)

(kk)  "Reception"  means the part of the ground  floor of the  Building  shown hatched red on Plan 1

(ll)  "Rent Commencement Date" means subject to clause 13.3 the latest  of:

(i)   the date six calendar  months after the  Sectional  Completion  Date for the Building

(ii) (subject to clause 9.6) the date six calendar months after the Tenant is able to commence and continue with carrying out its fitting out of the Premises if the same shall not have been possible on the Sectional Completion Date for the Building as a consequence of any prevention thereof or impediment thereto as a result of defects in or outstanding matters relating to the Works at such Sectional Completion Date

(iii) the date of delivery unconditionally to the Tenant of the completed warranties/deeds referred to in clause 2.3

(iv) the date on which there expires any period during which the Tenant is not allowed to occupy the Premises as a result of a failure (or allegation by the local planning or other relevant authority of any failure) by the Developer to satisfy:

(A) conditions 3 6 and 14 of the planning permission dated 24th December 1997 (App No 97/75707); and

(B) the condition set out in clause 9.3(b) of the Planning Agreement referred to in clause 1.2(cc)(i) hereof; and

(C) all the conditions referred to in the Notice of Passing of Building Plans dated 13th January 1999;

(v)   the Practical Completion Date; and

(vi) the date upon which any material impediment to the use of the Car Park in accordance with the terms of the Lease is removed PROVIDED THAT "material" for this purpose means more than 6 car parking spaces cannot be accessed or used by vehicles

(mm)  "Restrictive  Covenant  Insurance  Policy"  means the  insurance  policy referred to in clause 11.5

(nn) "Sectional Completion Date" means the date as at which the relevant Certificate of Sectional Completion is issued by the Architects or if the matter is determined pursuant to clause 18.2 the date which the independent expert determines shall be the date as at which the Certificate of Sectional Completion for the Building should have been issued

(oo) "Services Engineer" means Oscar Faber of Marlborough House Upper Marlborough Road St Albans Herts AL1 3UT and/or such other firm of services engineers as may from time to time be appointed by the Developer in relation to the Works

(pp) "Structural Engineers" means Mott MacDonald of St Anne House 20/26 Wellesley Road Croydon Surrey CR9 2UL and/or such other firm of structural engineers as may from time to time be appointed by the Developer in relation to the Works

(qq)  "Tenant's  Surveyor"  means Richard Ellis St Quintin of Berkeley  Square
            House Berkeley Square London W1X 6AN (for the attention of Stephen Fox)

(rr)  "Tenant's  Works" means the works to be carried out and completed by the
            Tenant in accordance with clause 7.3

(ss)  "Third  Floor"  means the  third  floor of the  building  as the same is shown edged red on Plan 2

(tt) "Tower Room Works" means those parts of the Works comprising the installation and associated commissioning of the fan coil unit and the casing for such fan coil unit to the third floor of the Building more particularly described within the Plans and Specifications

(uu) "Warranting Subcontractors" means any design consultants appointed by the Building Contractor in relation to any part of the Works and the subcontractors for the following elements of the Works or for the Environmental Works (as the case may be):

            Lifts:                    Lift  and   Engineering   Services
                                     Limited
            M & E:                    Carter M & E Services Limited
            Piling:                   Kvaerner  Cementation  Foundations
                                     Limited
            Steelwork (including      Pring and St Hill Limited
            roof steelwork):
            Precast Car Park Frame:   Hogaard & Schultz  Limited trading
                                      as Composite Structures
            Windows:                  James Gibbons Limited
            and/or any other subcontractors in relation to such elements of the Works

(vv) "Works" means the construction on the Estate of the Building the Car Park and the Common Parts in accordance with the Plans and Specifications but excluding:

(i)   the construction of Building 1

(ii) the planting of trees shrubs grass and other plants

(ww)  "Working  Day" means any day except  Saturday  and Sunday on which banks are open for banking business generally

2     Developer's Building Obligations

2.1 The Developer shall carry out the Works and shall complete them:

(a)   in a good and workmanlike manner;

(b) using only suitable good quality materials of their several kinds;

(c) in accordance with:

(i)   all Necessary Consents;

(ii) all statutes from time to time in force which affect the Works; and

(iii) the terms of this Agreement the Building Contract and CDM Regulations;

(iv) all relevant British Standards and Codes of Practice from time to time in force unless otherwise agreed or unless otherwise provided in the Plans and Specifications; and

(v)   the provisions of the Planning Agreements

2.2   In relation to the Works the Developer:

(a) Shall obtain as soon as requisite all Necessary Consents and shall provide a copy of each such Necessary Consent to the Tenant's Surveyor and shall give or procure there is given all notices required to be given by statute or otherwise

(b) Shall ensure that there is not used (and warrants that none of the same has been used) any of the following:

(i)   high alumina cement in concrete elements;

(ii) woodwool slabs used as permanent shuttering or form work to concreting or in structural elements;

(iii) calcium chloride in admixtures for use in reinforced concrete;

(iv) asbestos asbestos products asbestos substitutes crocodilite or any naturally occurring or man-made mineral fibre (for example rock wool or slag wool) with a thickness of 3 microns or less and a length of 200 microns or less unless appropriately sealed to prevent migration of fibres;

(v)   unwashed sea dredged aggregates;

(vi) ready mixed concrete containing aggregate apt to cause "mundic concrete";

(vii) aggregates for use in reinforced concrete which do not comply with British Standard specification BS882:1992 and aggregates for use in concrete which do not comply with the provisions of British Standard specification BS8110:1985;

(viii) polyisocyanurate and urea formaldehyde foam or other materials which may release formaldehyde in quantities which may be hazardous with reference to any limits set by the Health and Safety Executive;

(ix)  Calcium silicate bricks or tiles;

(x)   Slip bricks;

(xi) Vermiculite with a thickness of 3 microns or less and a length of 200 microns or less unless appropriately sealed to prevent migration of fibres;

(xii) Chlorofluorocarbons included in the manufacture of insulation but except in use in refrigerant systems;

(xiii) Products containing cadmium referred to in the Environmental Protection (Controls on Injurious Substances) (No. 2) Regulations 1993;

(xiv) Any materials containing lead which may be ingested inhaled or absorbed except where copper alloy fittings containing lead are specifically required in drinking water pipework by any relevant statutory requirements;

(xv) Timber trusses manufactured with truss plate connectors;

(xvi) Iberian slate;

(xvii)      Colliery waste as fill material;

(xviii) PTFE fabrics (but the use of PTFE as jointing tape in plumbing installations is permitted);

(xix) Lindane;

(xx)  Tributlynoxide;

(xxi) Proprietary open web lattice joists or beams (available type);

(xxii)      Pentachlorophenol;

(xxiii)     Resin coated blocks;

(xxiv)      Lightweight or air entrained concrete blocks;

(xxv) Any other substances generally known to be deleterious including but not limited to substances not in accordance with British Standards and Codes of Practice or which are published in the Building Research Establishment Digests;

            and for the purpose of determining what is a deleterious material the matter shall be determined as at the date that the relevant work is contracted for

2.3 The Developer shall at its own expense procure that there shall be delivered to the Tenant as soon as reasonably practicable following the Sectional Completion Date for the Building (but in any event prior to the Practical Completion Date) warranties/deeds from the Building Contractor the Parent Company Guarantor (which expression has the meaning given to it in the Building Contract) the Professional Team and the Warranting Subcontractors in the form of the relevant drafts annexed to this Agreement with such amendments to the warranties from the Warranting Subcontractors (other than the Warranties from the Warranting Sub-Contractors named in clause 1.2(uu)) as may be made by the professional indemnity insurers of the relevant warranting subcontractor or in response thereto by the Landlord (acting reasonably)

2.4 No approval or inspection or testing by or on behalf of the Tenant shall in any way relieve the Developer or the Building Contractor or the members of the Professional Team or the Warranting Subcontractors or the said
      Parent Company Guarantor (or any one or more of them) from their respective obligations in respect of the design supervision and execution of the construction of the Works

The Developer shall at its own expense procure that there shall be delivered to the Tenant as soon as reasonably practicable (but not before the commissioning of the relevant mechanical installation) all manufacturers' guarantees ordinarily or usually available from the relevant manufacturers of those parts of the Works relating solely to the Building comprising mechanical installations or other fittings or fixtures in respect of which the same are ordinarily or usually issued by the relevant manufactures or suppliers

2.6 The Developer shall at its own cost procure that all landscaping planting of trees hedgerows shrubs grass and other plants required to be carried out pursuant to condition 8 of the planning permission dated 24th December 1997 (App. No: 97/75706) shall be carried out in conformity with that condition and that any trees hedgerows or shrubs forming part of the landscaping scheme referred to in such condition which are removed or become seriously damaged or diseased within 12 months of the Practical Completion Date (or if later within 12 months of initial completion of the said landscaping and planting) shall be replaced in the next planting season with others of a similar size and species

2.7 The Developer shall at its own cost procure that all works pursuant to paragraph 11 of the Second Schedule to the Planning Agreement referred to in clause 1.2(cc)(ii) hereof are complied with to enable the relevant adoption to take place

2.8 The Developer shall indemnify the Tenant against all sums costs losses claims and expenses incurred by the Tenant as a result of the local planning or other relevant authority not allowing the Tenant to occupy the Premises because of the failure by the Developer (or allegation by the local planning or other relevant authority of any such failure) to satisfy (to the satisfaction of the local planning or other relevant authority) the conditions set out in clause 1.2(ll)(iv)(A)-(C) such sums costs losses claims and expenses including (but not by way of limitation):

(a) all rents outgoings and other sums due to the Landlord and other parties arising from the Tenant's interest in the Premises and obligations relating thereto pursuant to this Agreement or the Lease or otherwise for the period during which the Tenant is not allowed to occupy the Premises;

(b) all costs losses and expenses (such costs to include relocation costs business interruption costs and all ancillary expenditure) arising from the Tenant seeking and obtaining reasonable alternative accommodation as a consequence of any such prevention;

(c) all costs losses expenses and damages arising from any action claims or proceedings relating thereto

2.9 The Developer shall pay to the Tenant within 15 Working Days of a written demand all sums due from the Developer to the Tenant pursuant to clause
      2.8 (together with interest at the rate of 3 per cent. over the Base Rate of Lloyds Bank Plc calculated on a daily basis in respect of any sum so demanded which remains unpaid at the expiration of 15 Working Days following such demand for the period from the date of demand to the date of payment)

      Provided that:

(a) the Tenant shall be subject to the duty to mitigate such amounts arising under clause 2.8(b) or (c)

(b) the Tenant shall (at the Developer's cost) join the Developer in resisting any such allegation by the local planning or other relevant authority and the Developer shall use all reasonable endeavours to resist any such allegation

(c) the Tenant shall keep the Developer promptly informed of all amounts incurred by the Tenant or to be incurred by the Tenant that will or may become the subject of a claim by the Tenant against the Developer arising under clause 2.8(b) or (c)

2.10 For the purposes only of the provisions of this Agreement relating to Sectional Completion for the Building the Tower Room Works shall subject to the provisions of (a) and (b) of this sub-clause be treated as if they do not form part of the Works relating to the Building provided that:

(a) the Developer shall procure that the Tower Room Works are completed to such a standard as would have rendered them complete works at the Sectional Completion Date for the Building (but for the completion of the Tower Room Works)

(b) if the Tower Room Works are not so completed to such a standard within two weeks of the Sectional Completion Date for the Building then for the purposes of clause 3.2 the Sectional Completion Date of the Building shall not be deemed to have arisen until the Tower Room Works are so completed and if there shall be any dispute about whether the same have been so completed the issue shall be determined by an independent expert pursuant to clause 18.2

(c) the Tenant acknowledges that access to the Building by the Developer the Building Contractor or members of the Professional Team may be required in order to complete the Tower Room Works even though such access may be during the carrying out of the Tenant's Works

2.11 Without prejudice to the Developer's obligations to comply inter alia with Necessary Consents (including the continuing water monitoring pursuant to condition 11 of the planning permission dated 24th December 1997 (App No 97/75707) and the taking of any required appropriate action to protect groundwater) the Developer shall procure that the Environmental Works are carried out in accordance with all recommendations in the Reports

2.12 The Developer shall procure that on or before the grant of the Lease the Environmental Consultant's Certificate shall be delivered to the Tenant

2.13 Without prejudice to the generality of clause 2.1(c) the Developer shall comply (at its own cost) with all its obligations contained in the Planning Agreements

3     Programme

3.1 The Developer shall use reasonable endeavours to procure respectively that the Sectional Completion Date for the Building and the Practical Completion Date each occur on or before the Estimated Sectional Completion Date for the Building and the Estimated Practical Completion Date (as the case may be) provided that the Estimated Sectional Completion Date for the Building and/or (as the case may be) the Estimated Practical Completion Date shall be extended by such extensions of time (if any) as may be certified by the Architects under the Building Contract save for those which are the result of the Developer's or the Landlord's or the Professional Team's (or any of them) own delay or default or wrongful or negligent instructions

3.2   ((a)) The Developer  shall notify the Tenant's  Surveyor  immediately in writing of any likely delays in the execution of the Works and in the event that any extensions of time are certified in accordance with clause 3.1 the Developer shall procure that the Architect shall provide to the Tenant's Surveyor a copy of any certificate issued pursuant to the Building Contract certifying the cause and extent of such extensions of time and the consequential revised Estimated Practical Completion Date and/or the Estimated Sectional Completion Date for the Building (as the case may be)

      ((b)) ((i)) If for any reason the Sectional Completion Date for the Building has not arisen in accordance with this Agreement by the 28th July 1999 and/or the Practical Completion Date has not arisen in accordance with this Agreement by 28th August
                  1999 (or such respective later dates as may be fixed by any extensions of time certified by the Architects referred to in clause 3.1 (save as aforesaid as therein set out)) the Developer shall pay to the Tenant liquidated damages calculated in accordance with clause 3.2(c)(i) or (ii) as the case may be

(ii)  If  for  any  reason  following  the  expiration  of 28  days  from  the
                  Practical Completion Date any of the 105 car parking spaces for the use of the Tenant referred to in the lease are not freely available to be accessed and used by the Tenant the Developer shall pay to the Tenant liquidated damages calculated in accordance with clause 3.2(c)(iii) Provided That the Developer shall not be liable for such liquidated damages in respect of any such car parking spaces which are not so freely available as a consequence of an act of a third party not involved with the carrying out of the Works or outside the control of the Developer

(c) The said liquidated damages shall accrue:

(i)   in  relation  to any  delay  in the  Sectional  Completion  Date for the
                  Building during the period commencing on 28th July 1999 (or such relevant later date as referred to in clause 3.2(b)) and ending on the Sectional Completion Date for the Building or such earlier date upon which this Agreement is rescinded by the Tenant in accordance with clause 3.3 at the rate of(pound)1,425 per day inclusive and/or (as the case may be)

(ii) in relation to any delay in the Practical Completion Date during the period commencing on 28th August 1999 (or such relevant later date as referred to in clause 3.2(b)) and ending on the Practical Completion Date or such earlier date upon which this Agreement is rescinded by the Tenant in accordance with clause 3.3 at the rate of (pound)1,000 per Working Day inclusive

(iii) at the rate of (pound)9.52 per Working Day or part of a Working Day in respect of each car parking space which is not freely available to be accessed and used as referred to in clause 3.2(b)(ii) during the period commencing on the 29th day following the Practical Completion Date until the same are freely available to be accessed and used by the Tenant and shall be paid to the Tenant within 15 Working Days of a written demand (together with interest at the rate of 3 per cent over the Base Rate of Lloyds Bank Plc calculated on a daily basis in respect of any sum so demanded which remains unpaid at the expiration of 15 Working Days following such demand for the period from the date of demand to the date of payment)

3.3 If in any event the Sectional Completion Date for the Building has not occurred within 6 months calculated from and including 14th June 1999 the Tenant may thereafter but not after the Sectional Completion Date for the Building determine this Agreement by giving written notice to the Developer to that effect whereupon this Agreement shall determine but without prejudice to any claim by any party against the other in relation to any antecedent breach

4     Variations

4.1 The Developer shall not make any material variation or addition to that part of the Works consisting of the construction of the Building without the prior written consent of the Tenant which shall not be unreasonably withheld or delayed

4.2 The Developer may vary or add to the remainder of the Works but where such variation or addition will have a material adverse effect upon the Premises or the Tenant the Developer shall first obtain the written consent of the Tenant which shall not be unreasonably withheld where reasonable and proper provisions are made to meet the Tenant's concerns

4.3 The Developer shall procure that a copy of every architects instruction relating to the Building and issued by the Architects pursuant to the Building Contract is promptly supplied to the Tenant's Surveyor

4.4 Notwithstanding clauses 4.1 and 4.2 the Developer may without any consent from the Tenant make variations or additions to the Works where such are required in order to comply with any statutes or Necessary Consents

4.5 If any materials specified in the Plans and Specification cannot be obtained or if their delivery at the appropriate time or at reasonable cost cannot be procured then (notwithstanding clauses 4.1 and 4.2) the Developer may without any consent from the Tenant use alternative materials of no less quality or performance and of equivalent appearance

4.6 The Developer shall use all reasonable endeavours to give the Tenant's Surveyor advance notice of all variations or additions to the Works and procure that as soon as practicable there shall be delivered to the Tenant's Surveyor full details and plans of any variations additions or alternative materials made or used under this clause 4

5     Site Visits By and Supply of Information to the Tenant

5.1 The Landlord and the Developer shall permit the Tenant or the Tenant's Surveyor and other persons authorised by them at their own risk and subject to the Tenant making good any physical damage caused by such parties (which the Tenant covenants to do) whenever reasonably required on giving the Project Manager not less than two Working Days prior notice and subject to complying with the proper requirements of the Project Manager as to numbers safety or otherwise having regard to the progress of the Works to enter onto the Premises (accompanied by a representative of the Developer if the Developer shall so require) to view the progress and state of the Works and the materials used or intended for use in them and to prepare drawings for the Tenant's fitting out of the Premises

5.2 In relation to the arrangements in clause 5.1 the Tenant and the Tenant's Surveyor shall not (and shall procure that those authorised by it to enter the Premises under clause 5.1 do not) interfere with the progress of the Works or address any comments on the Works to the Building Contractor or the Professional Team but all such comments shall be addressed in writing to the Developer or the Project Manager
5.3 The Tenant and the Tenant's Surveyor shall observe the copyright and other intellectual property rights attaching to any item provided to the Tenant and the Tenant's Surveyor by the Developer provided that the Tenant is hereby irrevocably granted by the Developer or the Developer will procure (in each case with full title guarantee to the extent that it is legally able to) a royalty free licence to use in connection with the Premises (so that such licence ceases on the termination of this Agreement for any reason in circumstances where the Tenant is not entitled to have the Lease granted to it) the documents file plans and operating manuals to be provided to the Tenant under this Agreement

5.4 ((a)) The Developer shall arrange project and site meetings to discuss the progress of the Works at which appropriate representatives of the Developer the Project Manager the Tenant's Surveyor the Building Contractor and the Professional Team may be present;

      (b) The Tenant's Surveyor shall not make any comments or representations at the meetings referred to in sub-clause (a) above but following such meetings the Tenant's Surveyor shall address any comments it has arising from such meetings in writing to the Project Manager and the Developer shall have proper regard to the reasonable and proper written representations so made as the result of such meetings

5.5 The Developer shall give to the Tenant's Surveyor not less than two Working Days' notice of and copies of the agenda for and minutes of all the meetings referred to in clause 5.4(a)

5.6 For the purpose of enabling the Tenant to plan its fitting out works in relation to the Premises the Developer shall within 10 Working Days of the date of this Agreement supply to the Tenant's Surveyor at no charge to the Tenant complete copies of the Health and Safety Plan and the Health and Safety Files (as such may exist at the time) maintained in relation to those parts of the Works relating to the Premises and its services pursuant to the CDM Regulations and without request thereafter from time to time upon amendments being made copies of all subsequent amendments to the said plan and file

5.7 Within the period of two months after the Practical Completion Date the Developer shall provide the Tenant with a complete detailed "as built" specification and related drawings in respect of the Premises plus (if available) one copy of any CAD discs containing that specification and those drawings

6     Issue of Certificates of Sectional Completion

6.1 In relation to the issue of the Certificates of Sectional Completion for the Works the Developer shall procure that

(a) the Architects give to the Tenant's Surveyor at least ten Working Days' written notice of their proposal to issue any such certificate and of the date on which it is proposed to carry out the inspection of the Works for that purpose

(b) the Architects permit the Tenant and persons authorised by it to accompany the Architects in that inspection of the Works

(c) the Architects permit the Tenant and those authorised by it to discuss fully with them their proposal to issue the relevant certificate and in particular the date to be specified in it and the contents of any list of defects or outstanding matters which the Architects propose to incorporate in such certificate

6.2 Where the Architects shall have given at least ten Working Days notice under clause 6.1(a) and the anticipated Sectional Completion Date is subsequently postponed the Architects shall not be obliged to give a further ten Working Days' notice but shall nevertheless keep the Tenant informed of their proposals and as often as may be necessary shall repeat the process referred to in clause 6.1(a)-(c) save that under clause 6.1(a) the period shall be not less than one Working Day's notice in relation to giving the Tenant's Surveyor written notice

6.3 Forthwith upon the issue of any Certificate of Sectional Completion the Developer shall supply a copy (including any such list of defects or outstanding matters incorporated in it) to the Tenant

6.4 In the event that there shall be any dispute as to whether the Certificate of Sectional Completion in respect of the Building has been correctly issued for the purposes of this Agreement the issue (including the date which shall be deemed to be the Sectional Completion Date of the Building for the purposes of this Agreement and consequently if relevant the Rent Commencement Date) shall be determined by an independent expert pursuant to the provisions of clause 18.2 Provided that for the purposes of this Agreement (and notwithstanding that such Certificate of Sectional Completion may have been correctly issued for the purposes of the Building Contract) the Certificate of Sectional Completion of the Building shall be deemed to have been correctly issued for the purposes of this Agreement and the Sectional Completion Date of the Building arise as a result thereof only if any list of defects or outstanding matters to be referred to in or annexed to such Certificate are only of a minor snagging nature and which will not prevent or impede the ability of the Tenant to commence and continue its fitting out works of the Premises

6.5 If in accordance with 6.4 there is a referral to the independent expert pursuant to clause 18.2 on the issue of whether or not any Sectional Completion Certificate should have been issued the consequences set out in clause 6.7 shall apply

6.6 The Developer shall procure that the Tenant's Surveyor is given at least 5 Working Days' written notice of the commencement of the commissioning of the mechanical and electrical installations in the Building and at least one clear Working Day's notice before the final commissioning works certificate is issued and shall procure that the Tenant and persons authorised by it are given an opportunity for the Tenant's Surveyor to attend all such commissioning works

6.7 ((a)) In this clause 6.7:

(i) "Actual Rent Commencement Date" means (disregarding clause 1.2(ll)(ii)) the date on which the Rent would first be payable by the Tenant had there not been a Referral;

(ii) "Actual Sectional Completion Date" means the date specified by the Architects as the date of the Certificate of Sectional Completion of the Building;

(iii) "Interest" means interest calculated on the same basis as the Lease as if the relevant amount was Rent in arrears;

(iv) "Payment" means Interest on the proportion of the Rent payable for the period from the Actual Rent Commencement Date until the date on which such proportion of the Rent is actually paid by the Tenant provided that such period shall be reduced by any period that exists between and including the Actual Sectional Completion Date and the Revised Completion Date;

(v) "Referral" means a referral to the independent expert pursuant to clause 6.5;

(vi) "Rent" means the rent firstly reserved under the Lease;

(vii) "Resolution Date" means (following a Referral) the date on which the Sectional Completion Date in respect of the Building is agreed or determined;

(viii)      "Revised  Sectional  Completion  Date"  means  the  date on  which
                  (following a Referral) the independent expert appointed pursuant to clause 18.2 determines (or the Developer and the Tenant agree) that the Certificate of Sectional Completion of the Building should have been issued by the Architects assuming (if they have been invoked by the Architects) that the Building Contract did not contain the Special Provisions

(ix)              "Special Provisions" means the amendments contained in clauses
                  17.6 17.7 17.8 and 17.9 of the Building Contract

(b) If there is a Referral and the Architects have not relied on the powers given to them under pursuant to and/or by the Special Provisions then:

(i)   until the Resolution Date the provisions of clause 7.1 shall not apply;

(ii) on the completion of the Lease (or if later the Rent Commencement Date) the Tenant shall pay the Payment to the Developer;

(iii) the Rent Commencement Date shall be postponed by any period between and including the Actual Sectional Completion Date and the Revised Sectional Completion Date; and

(iv) the provisions of clause 1.2(ll)(ii) shall be disregarded

(c) if there is a Referral and the Architects have relied on the powers given to them under pursuant to and/or by the Special Provisions then on the completion of the Lease (or if later the Rent Commencement Date) the Tenant shall pay to the Developer the Payment

(d) the Developer shall procure that the Architects endorse the Certificate of Sectional Completion of the Building with a statement stating whether or not in issuing the Certificate of Sectional Completion of the Building the Architects have relied on the powers given to them under pursuant to and/or by the Special Provisions

7     Tenant's Occupation as Licensee

7.1 During the period from the Sectional Completion Date for the Building until the grant of the Lease the Tenant shall have licence at all times to enter into and upon and to remain in the Premises but as licensee only on the terms of this clause

7.2 Such licensed occupation shall be with the benefit of all the rights covenants conditions and other provisions and subject to the same exceptions and reservations covenants conditions and other provisions as those contained in the Lease and the Developer shall procure that until the Practical Completion Date there is uninterrupted access to the Building (and to the area cross hatched black on Plan 3 for inter alia loading/unloading materials and equipment and for retention of a skip for refuse or otherwise relating to carrying out fitting out works to enable the Tenant to carry out its fitting out thereof.)

7.3   The Tenant's Works

(a)   The Tenant shall as soon as practicable  and in any event within 8 weeks of the date hereof at its expense prepare detailed plans drawings and specifications of its proposals for the Tenant's Works and such other documents and information as the Landlord may reasonably require to satisfy itself as to the extent of the Tenant's Works and shall submit them to the Landlord in quadruplicate for its written approval in so far as such approval therefor is required in accordance with the terms of the Lease

(b) Immediately following such approval the Tenant shall at its expense apply for and use all reasonable endeavours to obtain all Necessary Consents (in so far as may be relevant if at all) as soon as practicable

       ((c))The Tenant shall not be liable to pay any costs in respect of any approval required from the Landlord pursuant to this clause or otherwise in connection with the Tenant's Works

(d) The Landlord shall respond promptly to any application for approval of such fitting out works

(e) The Tenant shall at its expense and risk carry out the Tenant's Works:

(i)   in compliance with all the provisions of the Licence for Alterations

(ii)  employing a reputable building contractor

(iii) in compliance with any relevant Necessary Consents

(f) None of the provisions of this Agreement relating to the carrying out of the Tenant's Works shall be construed as an obligation to the Landlord to carry out any works for the purposes of the provisions of the Lease relating to the review of rent

7.4   Indemnity

      The Tenant shall indemnify the Developer and the Landlord and keep them indemnified against all claims damages costs and losses in relation to the Works caused by the execution of the Tenant's Works PROVIDED THAT this clause shall not apply to the extent that the Tenant is carrying out or has carried out the Tenant's Works in accordance with this Agreement and the Licence for Alterations

7.5   No Nuisance or Interference

(a)   Following the Sectional  Completion  Date for the Building the Works and
            the Tenant's Works shall be carried out by the Developer and the Tenant respectively in such a manner that shall not prevent or materially interfere with the due execution of the Tenant's Works and the Works respectively and the Developer and the Tenant shall not do or permit to be done in the execution of the Works or the Tenant's Works respectively anything which results in nuisance to the other

(b) The Tenant in carrying out the Tenant's Works shall not do or permit anything to be done which prevents or materially interferes with the fitting out of Building 1

(c) The Developer shall procure that the tenant of Building 1 in carrying out its fitting out of Building 1 does not do or permit to be done anything which prevents or materially interferes with the carrying out of the Tenant's Works

(d)         where  there  is  any  dispute   relating  to  the   obligations  in
            sub-clauses (a) (b) or (c) above:

(i)               the matter  shall be referred to the  Project  Manager  (whose
                  reasonable   decision  shall  be  final  and  binding  on  the
                  parties); and

(ii) on issues of safety the parties shall comply with whatever instructions or orders are made by the Project Manager

(e)   The  Developer  and the  Tenant  (in  the  case  of the  Tenant  via the
            Tenant's Surveyor) shall liaise with each other so they are respectively kept informed with the intention of anticipating and minimising any potential impact the carrying out of the Works may have on the carrying out of the Tenant's Works or as the case may be vice versa or on the works being carried out by the tenant of Building 1 and the Developer shall use all reasonable endeavours to procure that the tenant of Building 1 complies with similar arrangements

(f) The provisions of this clause 7.5 shall not affect the provisions of clauses 1.2(ll)(ii) 2.10 or 6.4

(g) To the extent any of the Works (including but not limited to those to be carried out pursuant to clause 9 in relation to making good defects or completing outstanding or incomplete works etc) are to be carried out on or within the Premises following the Sectional Completion Date of the Building the Developer shall procure that the reasonable requirements of the Tenant or the Tenant's Surveyor shall be complied with

8     Insurance

8.1 The Developer shall until each Sectional Completion Date keep insured or cause to be kept insured the relevant part of the Works and all other fixtures fittings plant machinery and apparatus from time to time in and upon the site of that part of the Works in an amount not less than the full reinstatement cost for the time being of the relevant part of the Works (including professional fees the cost of debris removal and Value Added Tax where applicable and taking account of inflation during the period of insurance from the period from the date of damage or destruction to the likely date of reinstatement) against loss or damage by such risks as may from time to time be usually covered by a contractors comprehensive policy (including without limitation such of the Insured Risks (as defined in the Lease) as are usually so covered)

8.2 The Developer shall maintain public liability insurance in an appropriate sum in respect of the Works

8.3 From the relevant Sectional Completion Date the provisions in the Lease relating to insurance shall apply and be complied with by the Landlord and the Tenant in respect of the relevant part of the Works for which the Building Contractor is no longer responsible for insuring

8.4 The Developer shall at the request of the Tenant from time to time supply to the Tenant a copy of the insurance policy maintained under clauses 8.1 and 8.2 or full details of such insurance and satisfactory evidence of payment of premiums and will use all reasonable endeavours to procure that a note of the Tenant's interest is noted thereon (either specifically or generally)

9     Defects

9.1 The Developer will make good and complete or procure to be made good and completed in accordance with the defects liability provisions in the Building Contract all defects shrinkages incomplete or outstanding works referred to in or annexed to the relevant Certificate of Sectional Completion or other faults in the Works which are due to materials or workmanship not in accordance with the Building Contract or to frost occurring before the relevant Sectional Completion Date or other failure of the Building Contractor to comply with its obligations under the Building Contract and which shall appear (and in so far as they relate to the Building (including those which shall be notified from time to time in writing by the Tenant to the Developer)) within one year from the relevant Sectional Completion Date (as to which notice time shall be of the essence) (Provided that no such notice from the Tenant shall be required in relation to any incomplete or outstanding works referred to in or annexed to the relevant Certificate of Sectional Completion) Provided further that the Developer shall instruct the Architects to instruct the Building Contractor to remedy any defects referred to in a notice from the Tenant to the Developer within a reasonable period given the nature of the defects

9.2 In relation to the issue of the Certificates of Making Good Defects for the Works the Developer shall procure that:

(a) the Architects give to the Tenant's Surveyor at least ten Working Days' written notice of their proposal to issue any such certificate and of the date on which it is proposed to carry out the inspection of the Works for that purpose

(b) the Architects permit the Tenant and persons authorised by it to accompany the Architects in that inspection of the Works

(c) the Architects permit the Tenant and those authorised by it to discuss fully with them their proposal to issue the relevant certificate and in particular the date to be specified in it

9.3 Where the Architects shall have given at least ten Working Days notice under clause 9.2 and the anticipated Certificate of Making Good Defects is not issued the Architects shall not be obliged to give a further ten Working Days' notice but shall nevertheless keep the Tenant informed of their proposals and as often as may be necessary shall repeat the process referred to in clause 9.2(a)-(c) save that under clause 9.2(a) the period shall be not less than one Working Day's notice in relation to giving the Tenant's Surveyor written notice

9.4 Forthwith upon the issue of any Certificate of Making Good Defects Developer shall supply a copy to the Tenant

9.5 The Tenant shall allow the Developer and those authorised by it to have access to the Premises upon reasonable prior notice and at reasonable times agreed with the Tenant both during the operation of this clause and after the Lease is granted for the purpose of complying with any outstanding provisions of this Agreement and shall not (save by the proper exercise of its rights under this Agreement or as the case may be the Lease (including in relation to the carrying out in a proper manner of the fitting out of the Premises)) interfere with or impede the completion of the Works and the Tower Room Works Provided that in so entering the Premises the Developer and those authorised by it will cause as little disruption and inconvenience to the Tenant and the Tenant's business as reasonably possible and will make good all physical damage caused by such entry

9.6 The Tenant acknowledges that access to the Building by the Developer and others pursuant to clauses 9.1 and 9.2 may be required whether during the carrying out of the Tenant's Works or thereafter

10    CDM Regulations

10.1 For the purposes of the CDM Regulations the Tenant appoints the Developer to act as the only client in respect of the Works

10.2  In relation to the Works the Developer:

(a) warrants to the Tenant that it has the competence to perform the duties imposed on a client by the CDM Regulations

(b) shall forthwith make a declaration in respect of the appointment at clause 10.1 and send it to the Health and Safety Executive in accordance with paragraph 4(4) of the CDM Regulations

(c) shall send to the Tenant a copy of the Health and Safety Executive's notice in acknowledgement of the relevant declaration promptly on receipt

10.3 The Developer shall within two months after the Practical Completion Date deliver to the Tenant a copy of the health and safety file referred to in paragraph 12 of the CDM Regulations but from the date of delivery the Tenant shall ensure that the health and safety file is available for inspection by any person who may need information on the file within the meaning of paragraph 12(1) of the CDM Regulations

11    Title

11.1 The Landlord has already deduced to the Tenant its title to the Estate which is registered under title numbers BK290702 BK325323 BK72200 BK342999 BK165738 BK343891 BK322021 BK122648 BK119337 and BK134697 and the Tenant
      shall raise no objection to or requisition on matters already deduced to it save in relation to matters arising after the date of this Agreement other than the form of:

(a)   a car park  management  agreement to be entered into by the Landlord (1)
            and The Royal Borough of Windsor and Maidenhead (2) pursuant to the Planning Agreement referred to in clause 1.2(cc) if in the form of the annexed draft or such draft is subject only to amendments which (i) do not adversely affect the Tenant or (ii) adversely affect the Tenant's use and enjoyment of the Building but are approved by the Tenant in writing (such approval not to be unreasonably withheld);

(b) a lease of the electricity substation for the Estate to be entered into by the Landlord (1) and Southern Electric plc (2) if in the form of the annexed draft

11.2 The Landlord undertakes with the Tenant to place its Land Certificates or cause its Charge Certificates to be placed on deposit at HM Land Registry within 28 days after the date hereof to enable the Tenant to register a note of its interest pursuant to this Agreement and again within 28 days after completion of the Lease to meet the Tenant's application for registration of the Lease and to notify the Tenant's solicitors as soon as practicable of the deposit numbers allocated

11.3 To the extent that the draft sub-station lease (in the form annexed hereto) grants rights to the tenant therein named over and above the rights excepted and reserved in favour of the Landlord under the terms of the Lease (the "Rights") the sub-station lease shall not be completed prior to the Tenant giving its written approval to the terms of Rights (such approval not to be unreasonably withheld or delayed)

11.4 Completion of the draft Sub-Station Lease shall be in the form annexed hereto save that variations to such drafts may be permitted provided that the Tenant's written approval is first obtained in respect of such variations that adversely affect the Tenant's use and enjoyment of the Building (such approval not to be unreasonably withheld or delayed)

11.5 The Developer shall obtain a restrictive covenant indemnity policy in all material respects in the form attached for a sum of not less than (pound)11,000,000 in respect of the following restrictive covenants:

(a) entry number 1 of the Charges Register of title number BK119337 as evidenced by office copy entries dated 19th March 1999

(b) entry number 1 of the Charges Register for title number BK134697 as evidenced by office copy entries dated 19th March 1999

(c) entry number 1 of the Charges Register for title number BK122648 as evidenced by office copy entries dated 19th March 1999

12    Grant of Lease

12.1 The Landlord shall procure that its solicitors prepare the engrossments of the Lease and counterpart and deliver the counterpart to the Tenant or its solicitors within ten Working Days of either the Net Internal Area of the Building being ascertained under clause 13 or the date of this Agreement (whichever the later)

12.2 The Landlord will grant or cause to be granted with limited title guarantee to the Tenant and the Tenant will itself accept and the Tenant and the Guarantor will in their respective capacities execute and deliver to the Landlord a counterpart of the Lease and the Licence for Alterations on the latest of:

(a)   ten Working Days after the Practical Completion Date and

(b)         ten  Working  Days  after   delivery  of  the   engrossment  of  the
            counterpart Lease and (if agreed) the Licence for Alterations to the Tenant or its solicitors and

(c)         five Working Days after the Tenant has received  unconditionally the
            warranties/deeds   referred   to  in  clause  2.3  (other  than  the
            Warranting Subcontractor warranties)

(d) five Working Days after the Landlord's solicitors have produced to the Tenant's solicitors certified copies of completed transfers to the Landlord of the unencumbered freehold interests in the whole of the land registered in each of title numbers BK122648 BK119337 BK134697 and BK165738

(e) five Working Days after the Rent has been agreed (following the agreement or determination of the measuring of the Building)

(f) five Working Days after the Tenant or the Tenant's Solicitors have received the Environmental Consultant's Certificate

(g) (at the Landlord's discretion) the delivery of the Legal Opinion Letter referred to in clause 26.3

(h) the provision to the Tenant of a copy (certified as true and complete by the solicitors for the Developer) of the Restrictive Covenant Insurance Policy on risk

      Provided that on completion of the Lease the Landlord shall deliver to the
      Tenant:

(i)   a certificate  from the solicitors for the Landlord  certifying that the
                  Lease is made in accordance with the Local Government Superannuation (Scotland) Regulations 1987 (as amended) or some other act or authority as required by the restriction set out in entries 2 of the Proprietorship Registers for Title Numbers BK322021 BK72200 BK342999 BK290702
                  BK325323 and BK343891 (including if relevant all other titles within the Estate of which the Landlord may become registered as proprietor prior to completion and in which an identical restriction has been entered in the Proprietorship Register) as evidenced by office copy entries of these titles dated 10th March 1999

(ii) a letter of consent from BG Land Investments Limited of 100 Thames Valley Park Drive Reading to the grant of the Lease pursuant to entry 4 of the Proprietorship Register for Title Number BK290702 as evidenced by office copy entries dated 10th March 1999

Completion of the Lease shall take place at the offices of the Landlord's solicitors or at such other place in Greater London as they shall require

12.4  The term of the Lease shall commence on the Practical Completion Date

12.5 Following the completion of the Lease and if and to the extent that the Tenant is denied the exercise of its rights over any part of the Estate granted by the Landlord under clause 4 (rights granted) of the Lease by reason of a failure by the Landlord to be registered at HM Land Registry as proprietor of title numbers BK122648 BK119337 BK134697 and/or BK165738 then for the period of such denial the provisions of clause 10.4.1 (suspension of rent) of the Lease shall apply as if such denial was caused by damage to the relevant part of the Estate by an Insured Risk



12.6 The Landlord undertakes to apply to HM Land Registry for the registration of the Council Transfer as soon as practicable following its completion and to use best endeavours to reply to all requisitions (if any) raised by HM Land Registry in relation to such application

12.7 ((a)) The Landlord shall use all reasonable endeavours to ensure that the Council Transfer is completed within three months of the Practical Completion Date and take all reasonable steps required to enforce the obligations of The Royal Borough of Windsor and Maidenhead in the Council Agreement

(b) the Landlord shall comply with all its obligations in the Council Agreement which are still subsisting and are pre-conditions to the completion of the Council Transfer Provided That insofar as such obligations relate to the Works they shall be the sole responsibility of the Developer

13    Rent and Service Charge

13.1 As soon as practicable but in any event within five Working Days before the date on which the Sectional Completion Date for the Building the Landlord the Developer and the Tenant or their respective nominated representatives shall jointly measure the Net Internal Area of the Reception and separately of the remainder of the Building and seek to agree it In the event of any failure to agree any measurement such measurement shall be determined by an independent expert pursuant to the provisions of clause 18.2

13.2 The Rent payable under the Lease and to be written into the definition of "Rent" in the Lease shall be the aggregate of:

(a)   (pound)14.50 per square foot of Net Internal Area of the Reception

(b) (pound)29.00 per square foot of Net Internal Area of the remainder of the Building (except the Third Floor) and

(c) (pound)29.00 per square foot of Net Internal Area of the Third Floor subject to a maximum aggregate figure of (pound)706,192.00

13.3  ((a)) The Rent shall  commence  to be payable on the date  specified  in clause 13.3(b) the Insurance Rent and the Service Charge shall commence to be payable on the Sectional Completion Date of the Building and the blank spaces in the Lease shall be completed accordingly In the event of any failure to agree the Rent Commencement Date the issue shall be determined by an independent expert pursuant to the provisions of clause 18.2

(b)   On the  completion  of the  Lease  the date to be  inserted  as the Rent
            Commencement Date shall be the date that is six months after the Sectional Completion Date for the Building but if and to the extent that the Tenant would not by virtue of clause 1.2(ll) of this Agreement be liable to pay Rent until a later date the Developer shall reimburse to the Tenant such rent (plus VAT (if any) on the amount to be reimbursed) for the period commencing on the date from which it is payable under the Lease and ending on the date on which Rent would have been due to commence under clause 1.2(ll) such reimbursement to be made by the Developer (together with any irrecoverable VAT paid by the Tenant) within five Working Days of written demand by the Tenant provided that:

(i) in the case of dispute the matter shall be referred for resolution to the Independent Expert pursuant to clause 18

(ii) clause 27 shall apply to any late payments by the Developer pursuant to this sub-clause 13.3(b)

13.4 The Landlord shall procure that the Tenant shall not pursuant to the service charge provisions of the Lease or otherwise be required to contribute towards any costs in connection with the carrying out of the Works by the Developer

14    Determination

14.1 The Developer or (in circumstances where the Funding Agreement has been lawfully terminated the Landlord) may determine this Agreement by written notice to the Tenant if both:

(a) the Tenant or the Guarantor fails to take up the Lease when due or if any event occurs which had the Lease been granted would have entitled the Landlord to re-enter the Premises and

(b) either such failure or event is incapable of remedy or it is capable of remedy and the Developer has served on the Tenant written notice specifying the failure or event and requiring it to be remedied within a reasonable time (and which in the case of failure to take up the Lease shall be fifteen Working Days) and the Tenant has failed so to do

14.2 If this Agreement is determined under clause 14.1 the Tenant shall forfeit all interest in the Premises and in any fixtures or works installed in them without the Landlord or the Developer making to the Tenant any compensation or allowance whatsoever and shall apply to cancel any notice or caution registered on its behalf at HM Land Registry

14.3 Termination shall not prejudice any rights or remedies which any party may have in respect of antecedent breach of this Agreement by another

14.4 To the intent that the Tenant shall be protected against undue loss by reason of the exercise of the right of determination under this clause the parties acknowledge the right of the Tenant to apply to the Court for relief against determination and in relation thereto to the operation of the principles upon which the Court would grant or withhold relief if it were exercising jurisdiction under section 146 of the Law of Property Act 1925

15    No Demise

15.1 Until the actual grant of the Lease this Agreement shall not operate or be deemed to operate as a demise of the Premises nor shall the Tenant have or be entitled to any estate right or interest in the Premises or any part of them or in any materials in or upon them other than such equitable interest as is created by and such rights as are granted by this Agreement

16    Alienation

16.1 The Tenant shall not assign mortgage charge or in any way deal or part with this Agreement or any interest under it

17    Declaration of Non-Merger

17.1 The obligations of the parties under this Agreement shall continue notwithstanding the grant of the Lease insofar as they remain to be performed and observed

18    Resolution of Disputes

18.1 Subject to clause 18.2 if there shall be any dispute between the parties arising out of or in connection with this Agreement it may be referred by either party to the Arbitrator for determination and the Arbitrator shall act as an arbitrator in accordance with the Arbitration Act 1996

18.2 In the event that there is a dispute in relation to whether there has been correctly issued for the purposes of this Agreement the Certificate of Sectional Completion of the Building or whether the Sectional Completion Date of the Building has arisen for the purposes of this Agreement under clause 6.4 or that the parties cannot agree on the measurement of the Building under clause 13.1 or the Rent Commencement Date under clause 13.3(a) or the Tower Room Works have been completed in accordance with clause 2.9 or the Developer's obligations under clause 13.3(b) the question shall be determined by an Independent Expert who shall be a suitably experienced partner or director from the firm named in the left hand column below nominated by the senior partner (or chairman) of that firm or if that firm or person is not available or is unwilling to act such partner or director from the firm named in the right hand column listed below The firms are to be approached in the order listed so that if partner or director nominated from the first firm listed is willing to act he shall be the relevant Expert:

                  First Choice                        Reserve

                  Jones Lang LaSalle             FPD Savills

18.3 If an Independent Expert is appointed then:

(a) he shall be required to permit the parties no more than five Working Days to make written representations to him

(b) he shall (if the matter referred to him is in relation to measurement) himself measure the Net Internal Area of the Reception and separately of the rest of the Building

(c) he shall be required to issue his determination within a period of five Working Days after the receipt of the written representations or submissions or if there is none after the expiry of the time allowed for them to be made or as soon as may reasonably be practicable afterwards

(d) in making his determination he shall be required to have regard to such representations and submissions as have been made to him

(e) his costs and expenses shall be paid to him as he may direct after written representations made to him to that end by a party to the dispute

(f) if he does or becomes unwilling or unable to act then a new Independent Expert may be appointed at the request of any party to the dispute

18.4 The determination of the Independent Expert shall be conclusive between and binding on the parties

19    Notices/Applications for approvals

19.1 Whenever possible any notice or application for any approval under this Agreement shall be sent first by fax (with the hard copy also being sent immediately thereafter) and any notice to be served on or communication to be sent to any party to this Agreement shall be deemed to be properly served (inter alia) if sent by Recorded Delivery post or delivery by hand in the case of the Tenant the Landlord the Developer or the Surety to the registered office of that party and also to that party's solicitors and in the case of the Guarantor to the solicitors referred to in clause 26.2

19.2 Until notified of any change in writing the parties shall address correspondence to the following fax numbers:

Surety/Developer:   0171 408 1666 (for the attention of M.  Bonning-Snook
                    Esq)
Tenant:             01793   886170  (for  the   attention   of  Christine
                    Foulkes/Richard  Garland) with a copy to the Tenant's
                    Surveyor  0171 409 7476 (for the attention of Stephen
                    Fox)
Landlord:           0141 566 4353 (for the  attention of Chris Darroch at
                    Argyll Property Asset Managers)
Guarantor:          0171 274 5091 at Richards  Butler (for the  attention
                    of CHKS/99-7783)
19.3 For the purposes of this Agreement the failure to send a notice by fax shall not affect the validity of a notice but only the timing of its service

19.4  Where  applications for approval are sent to the Tenant pursuant to clause
      19.1  such  applications  shall  be sent  simultaneously  to the  Tenant's
      Surveyor

Value Added Tax

      The parties shall subject to first receiving a valid Value Added Tax invoice addressed to the payer in respect thereof pay to each other Value Added Tax at the appropriate rate on all payments due from one to the other under this Agreement and in respect of any other taxable supplies made by one to the other

21    Legal Costs

      Each party shall bear its own legal and other costs in relation to this transaction

22    No Representations

      This Agreement incorporates the entire contract between the parties and the Tenant acknowledges that it has not entered into this Agreement in reliance on any statements or representations made to the Tenant by or on behalf of the Landlord or the Developer save those written statements of the Landlord's solicitors or the Developer's solicitors made prior to the date of this Agreement in response to written enquiries from the Tenant's solicitors

23    Liability of Landlord

      The Landlord shall not be liable to the Tenant under this Agreement for the acts or defaults of the Developer. In particular but without limiting the previous sentence the Landlord shall not be liable to the Tenant for the carrying out or completion of the Works or for any defects in them (unless the same arise as a result of the wrongful act neglect or default of the Landlord)

24    Guarantor's Guarantee

      In consideration of the Landlord and the Developer entering into this Agreement at the request of the Guarantor the Guarantor covenants with and guarantees to the Landlord and separately to the Developer that the Tenant will observe and perform its obligations under this Agreement to the intent that (mutatis mutandis) the covenants guarantees and conditions contained in clause 22 of the Lease shall be deemed to be incorporated in this clause

25    Surety's Guarantee

25.1 In consideration of the Tenant entering into this Agreement at the Surety's request the Surety hereby guarantees due performance by the Developer of all its obligations and liabilities under this Agreement and undertakes either itself or by its successors or agents to make good forthwith any default thereunder on the Developer's part

25.2 If the Developer shall fail to carry out and complete this Agreement in any way whatever or shall commit any breach of any of its obligations whether express or implied arising under this Agreement or in any way connected therewith then the Surety will indemnify the Tenant against and pay and make good to the Tenant any and all losses damages costs expenses and liabilities which may be incurred by the Tenant by reason of or in consequence of any such default or breach on the part of the Developer

25.3 The Surety shall not be discharged or released from this guarantee:

(a)   by any  arrangement  made between the Developer and the Tenant  (whether or not involving the Landlord) nor by any amendment variation or extension of this Agreement whether made with or without the
            Surety's consent and this guarantee shall apply to any obligations and liabilities undertaken by the Developer pursuant to any such amendment extension or variation of this Agreement and to any further or additional works to be carried out pursuant thereto

(b) by any neglect delay or forbearance on the part of the Tenant in enforcing the performance or observance of this Agreement nor by any time consents agreements or arrangements which may be given by the Tenant to the Developer or agreed between them

25.4 If the Developer enters into liquidation and the liquidator disclaims this Agreement or if the Developer shall be wound up or cease to exist and the Tenant serves upon the Surety a notice to do so the Surety will become primarily bound by this Agreement in place of the Developer

26    Proper Law

26.1 This Agreement shall be governed and construed in accordance with English law and the parties submit to the jurisdiction of the English Courts

26.2 The Guarantor irrevocably authorises and appoints Messrs Richards Butler (quoting reference CHKS/99-7783) of Beaufort House 15 St Botolph Street London EC3A 7EE (or such other firm of solicitors resident in England or Wales as it may from time to time by written notice to the Landlord and the Developer substitute) to accept service of all legal process arising out of or connected with this Agreement and service on the said Messrs Richards Butler (quoting reference CHKS/99-7783) (or such substitute) shall be deemed to be service on the Guarantor

26.3 Immediately prior to the completion of the Lease the Tenant and the Guarantor shall deliver the Legal Opinion Letter in favour of the Landlord (and its successors in title) to the Landlord such Legal Opinion Letter to be issued by Sidley & Austin or such other firm of suitably qualified lawyers as the Landlord may reasonably require

27    Interest on Late Payment

      If and so often as any sums payable hereunder by the Developer to the Tenant or by the Tenant to the Developer shall be unpaid after becoming due and payable the party from whom such payment shall be due shall pay on demand interest on such sums from the due date until payment in cleared funds at the rate of 3 per cent per annum above the base rate of Midland Bank plc in force from time to time or if such base rate shall be incapable of determination 3 per cent per annum above a rate reasonably equivalent to such base rate

IN WITNESS whereof this Agreement has been duly executed as a deed (but not delivered until) the date first above written




EXECUTED  as a DEED by            )
THE GALILEO COMPANY               )
acting by                         )


                                Director


                               Director/Secretary




SIGNED as a DEED on behalf of      )
GALILEO INTERNATIONAL INC          )
(a company incorporated in Delaware,            )
United States of America) by ...................      )
 ...........................................
 ............... and ............................................  )
being persons who in accordance with            )
the laws of that territory are acting under     )
the authority of that company      )
 ...........................................


EXECUTED as a DEED by              )
HELICAL BAR PLC                    )
acting by                          )

                                Director


                               Director/ Secretary

Exhibit 10.2


Bank of Montreal Guaranty-Amendment No.1


                 Amendment No. 1 to Guaranty Agreement


      Amendment dated as of November 18, 1998 to the Guaranty Agreement dated as of June 5, 1998 (the "Guaranty") executed by Galileo International, Inc. (the "Guarantor") in favor of Bank of Montreal, as Agent and Bank of Montreal and the other lenders which are or may from time to time become "Banks" under the Credit Agreement dated as of June 5, 1998 among Galileo Canada ULC, the lenders party thereto and Bank of Montreal, as Agent.


                          W i t n e s s e t h

      Whereas, the parties hereto desire to amend the Guaranty in certain respects as more fully set below;

      Now, therefore, the parties hereto agree as follows:

     Section 1. Defined Terms; References. Unless otherwise specifically defined herein, each term used herein which is defined in the Guaranty has the meaning assigned to such term in the
Guaranty. Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference and each reference to "this Agreement" and each other similar reference contained in the Guaranty shall, after this Amendment becomes effective, refer to the Guaranty as amended hereby.

     Section 2.  Amendment to the Guaranty.

      The definition of Restricted Payment in Section 5.01 is amended by the addition of the following proviso:

      ;provided  that  repurchases  by the  Guarantor  of shares of its common stock subsequent to October 31, 1998 shall not constitute Restricted Payments to the extent that the aggregate amount for such repurchases subsequent to October 31, 1998 does not exceed $250,000,000.

     Section 3. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of Illinois.

     Section 4. Counterparts. This Amendment may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

     Section 5. Effectiveness. This Amendment shall become effective on the date when the Agent shall have received from each of the Guarantor and the Required Banks a counterpart hereof signed by such party or facsimile or other written confirmation (in form satisfactory to the Agent) that such party has signed a counterpart hereof.

                                       Galileo International, Inc.



                                       By:     /s/ Paul H. Bristow
                                       Title   Sr. Vice President &
                                          CFO


                                       Bank of Montreal, individually
                                          and as Agent



                                       By:     /s/ Patrice C. Wetzel
                                       Title   Director

Exhibit 10.3

Bank of Montreal Guaranty-Amendment No. 2
1470939



                              Amendment No. 2
                                     to
                             Guaranty Agreement


      Amendment dated as of May 14, 1999 to the Guaranty Agreement dated as of June 5, 1998 (the "Guaranty") executed by Galileo International, Inc. (the "Guarantor") in favor of Bank of Montreal, as Agent and Bank of Montreal and the other lenders which are or may from time to time become "Banks" under the Credit Agreement dated as of June 5, 1998 among Galileo Canada ULC, the lenders party thereto and Bank of Montreal, as Agent.


                            W i t n e s s e t h

      Whereas, the parties hereto desire to amend the Guaranty as more fully set below;


      Now, therefore, the parties hereto agree as follows:


     Section 1. Defined Terms; References. Unless otherwise specifically defined herein, each term used herein which is defined in the Guaranty has the meaning assigned to such term in the Guaranty. Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference and each reference to "this Agreement" and each other similar reference contained in the Guaranty shall, after this Amendment becomes effective, refer to the Guaranty as amended hereby.


     Section 2. Amendment to the Guaranty. The figure "$250,000,000" in the definition of "Restricted Payment" in Section-5.01 is changed to "$500,000,000".


     Section 3. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of Illinois.


     Section 4. Counterparts. This Amendment may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

     Section 5. Effectiveness. This Amendment shall become effective on the date when the Agent shall have received from each of the Guarantor and the Required Banks a counterpart hereof signed by such party or facsimile or other written confirmation (in form satisfactory to the Agent) that such party has signed a counterpart hereof.

                                       Galileo International, Inc.



                                       By:     /s/ Paul H. Bristow
                                       Title   Sr. Vice President & CFO


                                       Bank of Montreal, individually and
                                          as Agent



                                       By:     /s/ Patrice C. Wetzel
                                       Title    Director

Exhibit 10.4


                  AMENDMENT NO. 2 TO AMENDED AND RESTATED
                              CREDIT AGREEMENT


      AMENDMENT dated as of May 14, 1999 to the Amended and Restated Credit Agreement dated as of July 22, 1998 (the "Credit Agreement") among GALILEO INTERNATIONAL, INC. (the "Borrower"), the BANKS party thereto (the "Banks") and MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as Agent (the "Agent").

                       W I T N E S S E T H :

      WHEREAS, the parties hereto desire to amend the Credit Agreement as more fully set forth below;

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

      Section 2.  Amendment to the Credit Agreement.    The figure
"$250,000,000" in the definition of "Restricted Payment" in Section 1.01 is changed to "$500,000,000".

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


                              GALILEO INTERNATIONAL, INC.



                              By:  /s/ Paul H. Bristow
                                  Title:  Senior Vice President
                                        Chief Financial Officer


                              MORGAN GUARANTY TRUST COMPANY OF NEW YORK



                              By:  /s/ Robert Bottamedi
                                  Title:  Vice President


                              BANK OF AMERICA NATIONAL TRUST
                                  AND SAVINGS ASSOCIATION



                              By:  /s/ Chas McDonell
                                  Title:  Vice President


                              BANK OF MONTREAL



                              By:  /s/ Patrice C. Wetzel
                                  Title:  Director


                              MIDLAND BANK PLC



                              By:  /s/ Dean Cooper
                                  Title:  Corporate Banking Manager


                              THE BANK OF TOKYO-MITSUBISHI,
                                  LTD., CHICAGO BRANCH



                              By:  /s/ Hisashi Miyashiro
                                  Title:  Deputy General Manager


                              THE SUMITOMO BANK, LIMITED
                                  CHICAGO BRANCH



                              By:  /s/ John H. Kemper
                                  Title:  Senior Vice President



                              ABN AMRO BANK N.V.


                              By:  /s/ Thomas Comfort
                                  Title:  Group Vice President

                              By:   /s/ Joann L. Holman
                                  Title:  Vice President



                              BANK AUSTRIA AG



                              By: /s/ David W. Hanni
                                  Title:  Vice President

                              By: /s/ Douglas B. Warren
                                    Title:      Vice President



                              CREDIT LYONNAIS
                                  NEW YORK BRANCH



                              By:  /s/ Philippe Soustra
                                  Title:  Senior Vice President


                              SOCIETE GENERALE
                                  CHICAGO BRANCH



                              By:  /s/ Jose A. Moreno
                                  Title:  Director


                              UBS AG,
                                  STAMFORD BRANCH



                              By:  /s/ Philippe R. Sandmeier
                                  Title:  Director


                              By: /s/ Paula Mueller
                                  Title:  Director


                              THE NORTHERN TRUST COMPANY



                              By:  /s/ Mark E. Taylor
                                  Title:  Second Vice President



                              THE SANWA BANK, LIMITED,
                                  CHICAGO BRANCH



                              By:  /s/ Kenneth C. Eichwald
                                  Title:  First Vice President and
                                          Assistant General Manager


                              WESTDEUTSCHE LANDESBANK
                                  GIROZENTRALE



                              By:  /s/ Lisa Walker
                                  Title:  Vice President


                              By:  /s/ Elisabeth R. Wilds
                                  Title:  Associate


                              THE LONG-TERM CREDIT BANK OF
                                  JAPAN, LTD.



                              By:  /s/ Richard E. Stahl
                                  Title:  Executive Vice President

Exhibit 10.5


         AMENDMENT NO. 4 TO FIVE-YEAR CREDIT AGREEMENT


      AMENDMENT dated as of May 14, 1999 to the Five-Year Credit Agreement dated as of July 23, 1997 (as heretofore amended, the "Credit Agreement") among GALILEO INTERNATIONAL, INC. (the "Borrower"), the BANKS party thereto (the "Banks") and MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as Agent (the "Agent").

                       W I T N E S S E T H :

      WHEREAS, the parties hereto desire to amend the Credit
Agreement as more fully set forth below;

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

      Section 2.  Amendment to the Credit Agreement.    The
figure "$250,000,000" in the definition of "Restricted
Payment" in Section 1.01 is changed to "$500,000,000".

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

                              GALILEO INTERNATIONAL, INC.


                              By:  /s/ Paul H. Bristow
                                  Title:  Senior Vice President
                                        Chief Financial Officer


                              MORGAN GUARANTY TRUST COMPANY OF
                                  NEW YORK


                              By:  /s/ Robert Bottamedi
                                  Title:  Vice President


                              BANK OF AMERICA NATIONAL TRUST
                                  AND SAVINGS ASSOCIATION


                              By:  /s/ Chas McDonell
                                  Title:  Vice President


                              BANK OF MONTREAL


                              By:  /s/ Patrice C. Wetzel
                                  Title:  Director


                              MIDLAND BANK PLC


                              By:  /s/ Dean Cooper
                                  Title:  Corporate Banking
                                          Manager


                              THE BANK OF TOKYO-MITSUBISHI,
                                  LTD., CHICAGO BRANCH


                              By:  /s/ Hisashi Miyashiro
                                  Title:  Deputy General
                                          Manager


                              THE SUMITOMO BANK, LIMITED
                                  CHICAGO BRANCH


                              By:  /s/ John H. Kemper
                                  Title:  Senior Vice President


                              ABN AMRO BANK N.V.


                              By:  /s/ Thomas Comfort
                                  Title:  Group Vice President

                              By:   /s/ Joann L. Holman
                                  Title:  Vice President


                              CREDIT LYONNAIS
                                  NEW YORK BRANCH


                              By:  /s/ Philippe Soustra
                                  Title:  Senior Vice President




                              ROYAL BANK OF CANADA



                              By:
                                  Title:



                              SOCIETE GENERALE
                                  CHICAGO BRANCH



                              By:  /s/ Jose A. Moreno
                                  Title:  Director


                              UBS AG,
                                  STAMFORD BRANCH



                              By:  /s/ Philippe R. Sandmeier
                                  Title:  Director


                              By: /s/ Paula Mueller
                                  Title:  Director



                              THE NORTHERN TRUST COMPANY


                              By:  /s/ Mark E. Taylor
                                  Title:  Second Vice President



                              THE SANWA BANK, LIMITED,
                                  CHICAGO BRANCH


                              By:  /s/ Kenneth C. Eichwald
                                  Title:  First Vice President and
                                          Assistant General Manager


                              WESTDEUTSCHE LANDESBANK
                                  GIROZENTRALE


                              By:  /s/ Lisa Walker
                                  Title:  Vice President


                              By:  /s/ Elisabeth R. Wilds
                                  Title:  Associate


                              THE LONG-TERM CREDIT BANK OF
                                  JAPAN, LTD.



                              By:  /s/ Richard E. Stahl
                                  Title:  Executive Vice President

Exhibit 10.6


                      EMPLOYMENT AGREEMENT


            EMPLOYMENT AGREEMENT dated as of __________, 1999 between GALILEO INTERNATIONAL, L.L.C., a limited liability company organized under the laws of the State of Delaware and doing business at 9700 West Higgins Road, Suite 400, Rosemont, Illinois (the "Company"), and _______________ ("Executive").


                     W I T N E S S E T H :


            WHEREAS, the Company is a wholly-owned subsidiary of Galileo International, Inc., a Delaware corporation (the "Parent"), and is engaged in the travel services and computer reservation systems business in the United States, the United Kingdom and elsewhere in the world;

            WHEREAS,   Executive   serves   as  a  Senior   Vice
President of the Company; and

            WHEREAS,  the  Company  wishes to continue to employ
Executive   pursuant  to  the  terms  of  this   Agreement   and
Executive wishes to continue in such employment;

            NOW, THEREFORE, IT IS AGREED AS FOLLOWS:

            1. Employment; Position and Responsibilities. The Company has recommended to the Board of Directors of the Parent (the "Board"), and the Board has agreed, that the Executive continue to be employed, and Executive agrees to serve, as a Senior Vice President of the Company. In such capacity, Executive shall have such authority and responsibility as shall be specified by the Board of Directors of the Parent or the President and Chief Executive Officer of the Company (the "Company CEO") and shall exercise such authority and fulfill such responsibility subject to the direction and control of the Board, the Company CEO and such other executive officer of the Company as shall be designated by the Board or the Company CEO. Executive will be located at the Rosemont, Illinois office of the Company or at such other location as the Board or the Company CEO may designate. Executive acknowledges that Executive's employment hereunder will require substantial travel.

            2.    Obligations  of  Executive.  During  the  Term
of this Agreement (as defined in Section 4(a) hereof) Executive agrees that Executive will devote substantially all of Executive's time, attention and energies to the business of the Company, that Executive will exercise the highest degree of loyalty and conduct in the performance of Executive's duties and that Executive will do nothing that harms, directly or indirectly, the business or reputation of the Company. Executive shall at all times be subject to, observe and carry out such rules, regulations, policies, directions and restrictions as the Company shall from time to time establish.

            3.    Compensation.

            (a) Executive's initial salary during the Term of this Agreement shall be at the rate of $__________ per annum. The Compensation Committee of the Board (the "Committee") will review Executive's salary on an annual basis (normally on or about April 1) and increases (if any) will be at the discretion of the Committee taking into account Executive's individual job performance and other factors deemed appropriate by the Committee.


            (b)   Executive   will   participate,   on  a  basis
comparable (except as otherwise provided in this Agreement) to other executives of the Company, in the Company's annual management incentive compensation plan (the "MIP"), a copy of which has been furnished to Executive. The terms of the MIP will apply to Executive except as otherwise provided by this Agreement. The annual incentive compensation payment for Executive for each year during the Term of this Agreement shall be determined by the Committee. Nothing in this Agreement shall prevent the Company from changing the MIP or from reducing or terminating annual incentive compensation payments thereunder altogether, provided that the changes, reductions or terminations are applicable to executives of the Company generally.

             (c) The Committee shall, in its discretion and to the extent permitted by the Galileo International, Inc. 1997 Stock Incentive Plan, the 1999 Equity and Performance Incentive Plan or any other plan pursuant to which stock options may be granted to Executive in accordance with this
Section 3(c), grant non-qualified stock options to Executive, as long-term compensation, each year during the Term of this Agreement. The actual number of shares of Common Stock subject to each such option shall be determined by the Committee based upon an annual assessment of Executive's performance conducted by the Committee or the Board, or both. The terms of the options to be granted in accordance with this Section 3(c) shall be determined by the Committee,

            (d) Executive shall be entitled to paid annual vacation, personal leave and holidays during each calendar year during Executive's employment in accordance with the policies of the Company. Executive will participate in health, welfare (including disability) and defined benefit and defined contribution retirement plans, including but not limited to the pension plan and 401(k) savings plan, that are maintained by the Company on the same basis as such benefits are generally available to employees of the Company in the United States, and subject to the right of the Company to change, reduce or terminate such plans or benefits in respect of employees generally.

            (e)  Executive  will be  reimbursed  for  reasonable
business and travel expenses in accordance with the normal policies of the Company. The Company will also provide Executive with a monthly car allowance based on a three year lease of a $36,000 automobile. The benefits and payments described in this Section 3(e) shall not include an income tax gross-up, and Executive will be responsible for any tax on their value. Executive's expenses will be accounted for and reimbursed through the Company's normal expense reporting and approval process and Executive's expense reports will also be reviewed annually by the Board or the Company CEO or a committee or designee of the Board or the Company CEO.

            4. Termination. (a) This Agreement shall commence as of the date hereof and shall continue indefinitely until terminated by the Company or Executive as provided in
Section 11(c) hereof or, in the event of a change in control, as such term is defined in Section 12 of the Galileo International, Inc. 1999 Equity and Performance Incentive Plan ("Change in Control"), this Agreement shall terminate on the date which is 24 months following the date of such Change in Control. Such term of this Agreement is referred to herein as the "Term of this Agreement". The employment of Executive may be terminated as provided in this Section 4 and the date of such termination of Executive's employment is referred to herein as the "Termination Date".

            (b) If Executive terminates Executive's employment under this Agreement without Good Reason as defined in Section 4(b)(ii) hereof, or if the Company terminates Executive's employment for Cause, as defined in Section 4(b)(i)hereof, the Company shall have no financial obligation to Executive other than to pay Executive's base salary through the Termination Date, and Executive's participation in employee benefit plans of the Company shall cease as of such Termination Date. The Company shall give Executive written notice of a termination for Cause and the termination of the Executive's employment shall be effective on the date that such notice is given.

            (i) For purposes of this  Agreement,  "Cause"  shall
mean: (A) any act or omission that constitutes a material breach by Executive of, or material misrepresentation or omission under, this Agreement; (B) the commission by Executive of a dishonest, illegal or wrongful act (1)
involving fraud, misrepresentation or moral turpitude, (2) causing damage to the Company or (3) involving potential damage to the business and reputation of the Company; (C) Executive's willful and repeated absence from Executive's employment; or (D) material and prolonged deficiencies in Executive's performance of Executive's assigned duties and responsibilities; In respect of events described in clauses
(C), and (D) above, the Company shall give Executive notice, reasonable as to time, place and manner in the circumstances (notwithstanding that such notice may not comply with Section
9), and an opportunity to cure the absence, failure, refusal or disregard in question, provided that such absence, failure, refusal or disregard is reasonably susceptible of cure in the circumstances and, provided further, that the Executive shall make reasonable efforts to effect such cure within 30 days and shall have effected such cure within 90 days.

            (ii) For purposes of this Agreement, "Good Reason" shall mean the occurrence of either of the following events, provided Executive has not given Cause for termination or become incapable of performing Executive's duties by reason of disability (as defined in the Company's disability plan):
(A) the Company shall have defaulted in its obligation to pay compensation to Executive when, as and if due under the terms of this Agreement, or (B) the Company shall have failed or refused to appoint and maintain Executive in a job having a compensation opportunity at least equal to that of the position set forth in Section 1 hereof provided that a decrease in the compensation opportunity comparable to that of other peer executives shall not constitute Good Reason. In respect of events described in clause (A) or (B) above, Executive shall give the Company written notice and 30 days to
cure  the  default,   failure  or  refusal.   If  such  default,
failure or refusal is not cured during such 30-day cure period, Executive shall give written notice to the Company of a termination by Executive for Good Reason.

            (c) Subject to Section 4(d) hereof, if the Company terminates the employment of Executive without Cause or Executive terminates Executive's employment with Good
Reason prior to a Change in Control, then, provided that Executive complies with the provisions of Section 5 until such time as such information is generally known through no fault of the Executive and Section 6 hereof for a period of 24 months after the Termination Date, the Company shall pay compensation and provide benefits to Executive in respect of each of the following three periods as follows:

            (i) Compensation through the Termination Date Within 30 days after the Termination Date the Company will pay Executive a lump sum equal to the sum of (x) Executive's annual salary through the Termination Date, to the extent not theretofore paid, plus (y) an amount equal to the annual incentive compensation Executive would have received under the MIP (assuming termination of employment had not occurred) attributable to the year in which the Termination Date occurs, assuming 100% target achievement, multiplied by a fraction, the numerator of which is the number of days in such year through the Termination Date and the denominator of which is 365.

            (ii)  Compensation for additional year
Within 30 days after the Termination Date the Company will pay Executive a lump sum equal to the sum of (x) Executive's annual salary, at its rate in effect at the Termination Date, plus (y) an amount equal to the annual incentive compensation Executive would have received under the MIP (assuming termination of employment had not occurred) attributable to the year in which the Termination Date occurs, assuming 100% target achievement.

            (iii)  Compensation subject to mitigation
Commencing 12 months after the Termination Date and for a period of 12 months following the date which is 12 months after the Termination Date, the Company will pay Executive's salary, at its rate in effect at the Termination Date, on a monthly basis, plus a monthly amount equal to one-twelfth of the annual incentive compensation Executive would have received under the MIP (assuming termination of employment had not occurred) attributable to the year in which the Termination Date occurs, assuming 100% target achievement. Such monthly payments shall be reduced by any income Executive may generate by engaging during such period in other employment or business activities (not including income from personal investments). Executive shall have an affirmative duty to seek opportunities to generate such other income in mitigation of the Company's obligation to make monthly payments to Executive hereunder. Executive shall have an affirmative duty to inform the Company of the amount of any income that Executive may earn through other employment or business activities during this period.

            (iv) The Company shall continue to provide to Executive the group insurance benefits to Executive pursuant to Section 3(d) hereof for a period of 24 months after the Termination Date to the extent that such benefits are generally available to employees of the Company in the United States. Such benefits shall terminate on the date prior to the expiration of such 24-month period on which Executive shall become entitled to receive benefits from another employer. Executive shall notify the Company in writing no later than ten (10) days after the date on which Executive shall be covered by the benefits of another employer. The Company shall be under no obligation to continue to make any such benefit or benefit plan generally available to employees in the United States.

            (d) If the Company terminates the employment of Executive without Cause prior to a Change in Control if such termination of employment is a condition of the agreement pursuant to which the Change in Control occurs, or if the Company terminates the employment of Executive without Cause within two years following a Change in Control, or if Executive terminates Executive's employment with Good Reason within two years following a Change in Control, then, provided that Executive complies with the provisions of Section 5 until such time as such information is generally known through no fault of the Executive and Section 6 hereof for a period of 24 months after the Termination Date, the Company shall pay compensation and provide benefits to Executive as follows:

            (i) Within 30 days after the Termination Date the Company will pay Executive a lump sum equal to the sum of (x) Executive's annual salary through the Termination Date, to the extent not theretofore paid, plus (y) an amount equal to the annual incentive compensation Executive would have received under the MIP (assuming termination of employment had not occurred) attributable to the year in which the Termination Date occurs, assuming 100% target achievement on Executive's part, multiplied by a fraction, the numerator of which is the number of days in such year through the Termination Date and the denominator of which is 365.

            (ii) Within 30 days after the Termination Date the Company will pay Executive a lump sum equal to the sum of
(w) two times Executive's salary, at its rate in effect at the Termination Date, plus (x) an amount equal to two times the annual incentive compensation Executive would have received under the MIP (assuming termination of employment had not occurred) attributable to the year in which the Termination Date occurs, assuming 100% target achievement on Executive's part.

            (iii) The Company shall provide group insurance benefits to Executive pursuant to Section 3(d) hereof for a period of 24 months after the Termination Date; provided, however, that such benefits shall terminate on the date prior to the expiration of such 24-month period on which Executive shall become entitled to receive benefits from another employer.

            (e)   If the  employment of Executive  terminates by
reason of retirement with the approval of the Board, death or disability, Executive shall be entitled to the benefits applicable to Executive provided pursuant to the plans, policies and programs of the Company then in effect, but Executive shall not be entitled to any payment or benefit pursuant to this Agreement except with respect to retirement with the approval of the Board to the extent provided in
Section 3(c)(v) hereof.

            (f) In the  event  it  shall  be  determined  by the
Company's public accounting firm that any payment or distribution by the Company or its affiliated companies to or for the benefit of Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any adjustment required under this Section 4(f)) (in the aggregate, the "Total Payments"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended or any amendment, replacement or similar provision thereto(the "Excise Tax"), and if it is determined by the Company's public accounting firm that (i) the amount remaining, after the Total Payments are reduced by an amount equal to all applicable federal, state and local taxes (computed at the highest applicable marginal rate), including the Excise Tax, is less than (ii) the amount remaining, after taking into account all applicable federal and state taxes (computed at the highest applicable marginal rate), after payment or distribution to or for the benefit of Executive of the maximum amount that may be paid or
distributed   to  or  for  the  benefit  of  Executive   without
resulting in the imposition of the Excise Tax, then the payments due hereunder shall be reduced so that the Total Payments are One Dollar ($1) less than such maximum amount.

            (g) The payments to Executive pursuant to Section 4 hereof shall be paid in lieu of any other amount of severance  relating  to  salary  or  bonus  continuation  to  be received by Executive upon termination of employment of Executive under any severance plan, policy or arrangement of the Company.

            5. Confidentiality. During and after the Term of this Agreement, Executive covenants and agrees that, other than as required by law, Executive will not disclose to anyone (including representatives of airlines that are stockholders of the Parent) without the Company's written consent, any confidential materials, documents, records or other information of any type whatsoever concerning or relating to the business and affairs of the Company that Executive may have acquired in the course of Executive's employment hereunder, including but not limited to: (i) trade secrets of the Company; (ii) lists of customers or clients of the Company; and (iii) information relating to methods of doing business (including information concerning operations, technology and systems) in use or contemplated use by the Company and not generally known in the industries in which the Company competes or actually or demonstrably anticipates competing.

            6.     Nonsolicitation.   (a)  Executive   covenants
and agrees that during the Term of this Agreement, and for a period of 24 months after the Termination Date, Executive will not personally solicit, or encourage others to solicit, employees of the Company to leave the employ of the Company for the purpose of engaging in any employment competitive with the Company or otherwise.

            (b) Executive and the Company recognize that, as a result of the globalization of markets and technology through advances in telecommunications systems and the internationalization of the travel services and computer reservation system business, the market for the aforedescribed business is not susceptible to geographic definition. Consequently, and given the nature of the position Executive holds with the Company, Executive and the Company agree that the restrictions contained in Section 6(a) upon the activities of Executive are geographically unlimited and reasonable as such.

            (c) It is the desire and intent of the parties that the provisions of Section 5 hereof, of this Section 6 and of Section 7 hereof shall be enforced to the fullest extent permissible under the laws and public policies of the State of Illinois. If any particular provisions or portions of Section 5 hereof, of this Section 6 or Section 7 hereof shall be adjudicated to be invalid or unenforceable, Section 5 hereof, this Section 6 and Section 7 hereof shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable, such amendment to apply only in the particular case and jurisdiction in which such adjudication is made.

            7.    Systems and Technology Ownership.
    Executive acknowledges and agrees that during the Term of this Agreement Executive will disclose to the Company all material products, ideas, processes, systems inventions and business plans developed by Executive which relate, directly or indirectly, to the travel services and systems business of the Company (collectively, the "Intellectual Property"). Executive further agrees that any Intellectual Property so developed will be the sole property of the Company and that Executive will, at the Company's request and cost, do whatever is necessary to secure the rights thereto by patent, copyright or otherwise to the Company. In connection with the foregoing, Executive represents, warrants and covenants that any Intellectual Property or other copyrightable or patentable subject matter that Executive delivers to the Company has been or will be created solely by Executive or that at the time of delivery thereof Executive will have the right to transfer such subject matter to the Company for use in its travel services and computer reservation systems business. Further, and not by way of limitation, Executive hereby assigns to the Company all of Executive's right, title and interest in and to any Intellectual Property from the moment of creation thereof. This Section 7 shall not apply to any Intellectual Property or invention for which no equipment, supplies, facility or trade secret information of the Company was used and which was developed entirely on Executive's own time, unless (a) the Intellectual Property or invention relates (i) to the business of the Company, or (ii) to the Company's actual or demonstrably anticipated research or development, or
(b) the Intellectual Property or invention results from any work performed by Executive for the Company.

            8. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Illinois, not including its conflict of laws principles. If, under such law, any portion of this Agreement is at any time deemed to be in conflict with any applicable statute, rule, judicial interpretation binding on the parties, regulation or ordinance, such portion shall be deemed to be modified or altered to conform thereto or, if that is not possible, to be omitted from this Agreement, and the invalidity of any such portion shall not affect the force, effect or validity of the remaining portions hereof.

            9. Notices. All notices required to be given under this Agreement shall be in writing and shall be deemed effective when received and shall be delivered in person; or by facsimile transmission (with confirmation of receipt); or by mail, postage prepaid, for delivery as registered or certified mail; or by overnight carrier service, addressed,
(a) in the case of Executive, to Executive at Executive's then current business address with the Company, with a copy to Executive's residential address as reflected above (or such other residential address as Executive may notify the Company from time to time) or, (b) in the case of the Company, to the Company's Senior Vice President - Human Resources or to such other person as the Company may designate in writing to Executive.

            10. Resolution of Disputes.

            (a) The parties each hereby specifically submit to the jurisdiction of any federal or state court located in the State of Illinois and further agree that service of process may be made within or without the State of Illinois by giving notice in the manner provided in Section 9. Each party hereby  waives  any  right  to a trial  by  jury in any  dispute between them. In the event the principal offices of the Company are moved to a state other than Illinois, arbitration of disputes hereunder shall take place in such state, and the parties shall be deemed to have consented to personal jurisdiction in such state.

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

            (c)   The   covenants  of  Executive   contained  in
Sections  5, 6 and 7 of this  Agreement  shall be  construed  as
independent   of  all  other   provisions   contained   in  this
Agreement and shall survive the Term of this Agreement.

            11.   Miscellaneous.    (a)   Executive   represents
and warrants to the Company that Executive has no contracts or agreements of any nature that Executive has entered into with
any  other  person,   firm  or  corporation   that  contain  any
restraints on Executive's present or future services. Executive further represents that Executive has brought to Executive's employment hereunder, and will use in connection with such employment, no customer lists or proprietary information including computer software that was used by Executive or to which Executive had access by reason of Executive's prior employment and that is the property of Executive's former employer.

            (b) Executive acknowledges and agrees that this Agreement constitutes the entire understanding between the Company and Executive relating to the employment of Executive by the Company, the Parent or any direct or indirect subsidiary or affiliate of the Company, and supersedes all prior written and oral agreements and understandings with respect to the subject matter of this Agreement.

            (c) This Agreement may be amended by a subsequent written agreement signed by Executive and the Company. In addition, the Company shall have the right prior to a Change in Control, in its sole discretion, pursuant to action by the Board, to approve the amendment or termination of this Agreement, which amendment or termination shall not become effective until the date fixed by the Board for such amendment or termination, which date shall be at least 12 months after notice thereof is given by the Company to
Executive in accordance with Section 9 hereof; provided, however, that no such action shall be taken by the Board within 12 months after the date of this Agreement or during any period of time when the Board has entered into discussions relating to a Change in Control until, in the opinion of the Board, such person has abandoned or terminated its efforts to effect a Change in Control; and provided further, that in no event shall this Agreement be amended or terminated without the prior written agreement of Executive in the event of a Change in Control. In the event that a Change in Control occurs after a notice of amendment or termination has been given by the Company as described in the immediately preceding sentence and during the notice period specified in such notice, such notice shall be of no force or effect and the Term of this Agreement automatically shall be extended until the date which is 24 months after the date of such Change in Control.

            (d) No waiver by either party of or failure to assert any provision or condition of this Agreement to be performed or right to be exercised shall be deemed a waiver of such or similar or dissimilar provisions and conditions or rights at the same time or any prior or subsequent time.

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




                              EXECUTIVE: