Form 10-Q
period 1999-09-30
GALILEO INTERNATIONAL INC
filed 1999-11-12
CIK 1039300

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 1999

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

Yes X   No

At November 5, 1999, there were 90,462,956 shares of common stock, par value $.01 per share, of the registrant outstanding.

                           GALILEO INTERNATIONAL, INC.
                        QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX
                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1.    Financial Statements of Galileo International, Inc.

                 Condensed Consolidated Balance Sheets as of September
                 30, 1999 (unaudited) and December 31, 1998                    3

                 Condensed Consolidated Statements of Income for the
                 quarter and nine months ended September 30, 1999 and
                 1998 (unaudited)                                              4

                 Condensed  Consolidated  Statements  of Cash Flows for
                 the nine months ended September 30, 1999 and 1998
                 (unaudited)                                                   5

                 Condensed  Consolidated  Statement of Stockholders'
                 Equity for the nine months ended September 30, 1999
                 (unaudited)                                                   6

                 Notes to Condensed Consolidated Financial Statements          7

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          11

      Item 3.    Quantitative and Qualitative Disclosures About Market Risk   23


PART II - OTHER INFORMATION

      Item 5.    Other Information                                            24

      Item 6.    Exhibits and Reports on Form 8-K                             25


SIGNATURES                                                                    26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            GALILEO INTERNATIONAL, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)

                                                             September 30,   December 31,
                                                                  1999            1998
                                                              -----------     -----------
                                                              (Unaudited)
                          ASSETS
                          ------
Current assets:
   Cash and cash equivalents                                  $    12,866    $     9,828
   Accounts receivable, net                                       220,893        177,858
   Other current assets                                            45,993         55,841
                                                              -----------    -----------
Total current assets                                              279,752        243,527
Property and equipment, at cost:
   Land                                                             6,470          6,470
   Buildings and improvements                                      78,569         77,210
   Equipment                                                      397,964        392,299
                                                              -----------    -----------
                                                                  483,003        475,979
   Less accumulated depreciation                                  311,141        281,010
                                                              -----------    -----------
Net property and equipment                                        171,862        194,969
Computer software, net                                            167,665        189,247
Intangible assets, net                                            581,757        609,806
Other noncurrent assets                                            92,608         53,531
                                                              -----------    -----------
                                                              $ 1,293,644    $ 1,291,080
                                                              ===========    ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
   Accounts payable                                           $    41,741    $    46,901
   Accrued commissions                                             45,744         32,424
   Income taxes payable                                            27,481         11,873
   Other accrued liabilities                                      107,675        134,652
   Capital lease obligations, current portion                        --            5,976
   Long-term debt, current portion                                 87,000           --
                                                              -----------    -----------
Total current liabilities                                         309,641        231,826

Pension and postretirement benefits                                66,164         55,982
Deferred tax liability                                             14,895         25,404
Other noncurrent liabilities                                       45,642         42,969
Capital lease obligations, less current portion                      --           22,752
Long-term debt, less current portion                              434,392         69,520
                                                              -----------    -----------
Total liabilities                                                 870,734        448,453
Stockholders' equity:
   Special voting preferred stock:  $.01 par value;
     3 and 7 shares authorized; 3 and 7 shares issued
     and outstanding                                                 --             --
   Preferred stock:  $.01 par value;  25,000,000 shares
     authorized; no shares issued                                    --             --
   Common stock:  $.01 par value;  250,000,000 shares
     authorized; 105,032,883 and 104,930,750 shares issued;
     91,321,183 and 104,761,650 shares outstanding                  1,050          1,049
   Additional paid-in capital                                     671,491        668,466
   Retained earnings                                              353,287        184,575
   Unamortized restricted stock grants                             (2,961)        (3,559)
   Accumulated other comprehensive income                           2,568         (1,139)
   Common stock held in treasury, at cost: 13,711,700
     and 169,100 shares                                          (602,525)        (6,765)
                                                              -----------    -----------
Total stockholders' equity                                        422,910        842,627
                                                              ===========    ===========
                                                              $ 1,293,644    $ 1,291,080
                                                              ===========    ===========


       See accompanying notes to condensed consolidated financial statements.

                           GALILEO INTERNATIONAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Unaudited, in thousands, except share data)


                                                         Quarter                     Nine Months
                                                    Ended September 30,          Ended September 30,
                                                -----------------------      ------------------------
                                                   1999          1998            1999          1998
                                                   ----          ----            ----          ----

Revenues:
   Electronic global distribution services      $ 366,480     $ 342,187     $ 1,131,922   $ 1,029,810
   Information services                            18,212        35,274          55,583       105,298
                                               ----------   -----------    ------------   -----------
                                                  384,692       377,461       1,187,505     1,135,108
Operating expenses:
   Cost of operations                             133,323       146,786         397,768       425,829
   Commissions, selling and administrative        154,797       144,344         468,334       424,727
                                               ----------   -----------    ------------   -----------
                                                  288,120       291,130         866,102       850,556
                                               ----------   -----------    ------------   -----------
Operating income                                   96,572        86,331         321,403       284,552

Other income (expense):
   Interest expense, net                           (6,543)       (1,938)         (7,983)       (8,122)
   Other, net                                         233           684          10,212         2,081
                                               ----------   -----------    ------------   -----------
Income before income taxes                         90,262        85,077         323,632       278,511

Income taxes                                       36,014        33,946         129,129       111,126
                                               ----------   -----------    ------------   -----------
Net income                                       $ 54,248      $ 51,131       $ 194,503     $ 167,385
                                               ==========   ===========    ============   ===========
Weighted average shares outstanding            93,341,447   104,807,205     100,795,596   104,802,229
                                               ==========   ===========    ============   ===========
Basic earnings per share                           $ 0.58        $ 0.49          $ 1.93        $ 1.60
                                               ==========   ===========     ===========   ===========
Diluted weighted average shares outstanding    94,030,532   105,252,952    101,596,075    105,178,343
                                               ==========   ===========    ============   ===========
Diluted earnings per share                         $ 0.58        $ 0.49          $ 1.91        $ 1.59
                                               ==========   ===========    ============   ===========




        See accompanying notes to condensed consolidated financial statements.

                        GALILEO INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited, in thousands)


                                                                           Nine Months
                                                                       Ended September 30,
                                                                   -------------------------
                                                                      1999             1998
                                                                      ----             ----

Operating activities:
   Net income                                                       $194,503        $167,385
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                  123,989         127,536
      Gain on sale of assets                                         (9,574)             (98)
      Deferred income taxes, net                                     (5,451)           4,850
      Changes in operating assets and liabilities,
          net of effects from acquisition of businesses:
        Increase in accounts receivable, net                        (43,794)         (45,748)
        Decrease (increase) in other current assets                    4,433          (1,806)
        Increase in noncurrent assets                                 (5,702)         (8,071)
        Increase in accounts payable and accrued commissions           8,355          20,700
        (Decrease) increase in accrued liabilities                   (19,881)         21,079
        Increase in income taxes payable                              15,781          14,661
        Increase (decrease) in noncurrent liabilities                 12,267          (6,567)
                                                                  ----------       ---------

Net cash provided by operating activities                           274,926          293,921

Investing activities:
   Purchase of property and equipment                                (44,114)        (60,799)
   Purchase and capitalization of computer software                  (13,863)        (18,684)
   Proceeds on sale of assets                                         10,074           3,195
   Acquisition of businesses, net of $3,497 cash acquired                 -          (33,715)
   Other investing activities                                       (28,458)              -
                                                                  ----------       ---------

Net cash used in investing activities                                (76,361)       (110,003)

Financing activities:
   Borrowings under credit agreements                                527,000          34,392
   Repayments under credit agreements                                (75,128)       (190,000)
   Issuance of promissory note                                       307,736              -
   Repayment of promissory note                                     (307,736)             -
   Dividends paid to stockholders                                    (25,791)        (22,009)
   Payments of capital lease obligations                             (27,690)         (6,141)
   Repurchase of common stock for treasury                          (595,760)             -
   Proceeds from exercise of employee stock options, net               3,026             367
                                                                  ----------       ---------

Net cash used in financing activities                               (194,343)       (183,391)
Effect of exchange rate changes on cash                               (1,184)           (348)
                                                                  ----------       ---------

Increase in cash and cash equivalents                                  3,038             179
Cash and cash equivalents at beginning of period                       9,828          19,367
                                                                  ----------       ---------

Cash and cash equivalents at end of period                          $ 12,866        $ 19,546
                                                                  ==========       =========





  See accompanying notes to condensed consolidated financial statements.

                                      GALILEO INTERNATIONAL, INC.
                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (Unaudited, in thousands, except share data)

                                                      Special
                                                      Voting                   Additional
                                                     Preferred     Common      Paid - in    Retained
                                                       Stock        Stock       Capital     Earnings
                                                     ----------   ---------    ----------  ----------


Balance at December 31, 1998                               $ -      $ 1,049    $ 668,466    $ 184,575
Comprehensive income:
   Net income                                                -            -            -      194,503
   Other comprehensive income, net of tax:
    Unrealized holding gains on securities                   -            -            -            -
    Foreign currency translation adjustments                 -            -            -            -
   Other comprehensive income
Comprehensive income
Amortization of restricted stock grants                      -            -            -            -
Issuance of 102,133 shares of common stock under
   employee stock option plans                               -            1        3,025            -
Repurchase of 13,542,600 shares of common stock
   for treasury                                              -            -            -            -
Dividends paid ($0.255 per share)                            -            -            -      (25,791)
                                                     ----------   ---------    ----------   ---------

Balance at September 30, 1999                              $ -      $ 1,050    $ 671,491    $ 353,287
                                                     ==========   =========    ==========   ==========

                                       GALILEO INTERNATIONAL, INC.
                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (Unaudited, in thousands, except share data)

                                                                 Accumulated
                                                   Unamortized      Other
                                                    Restricted  Comprehensive    Treasury
                                                   Stock Grants    Income         Stock       Total
                                                   ------------   ---------     ---------   ---------


Balance at December 31, 1998                           $ (3,559)   $ (1,139)     $ (6,765)  $ 842,627
Comprehensive income:
   Net income                                                -           -             -      194,503
   Other comprehensive income, net of tax:
    Unrealized holding gains on securities                   -        4,489            -        4,489
    Foreign currency translation adjustments                 -         (782)           -         (782)
                                                                                            ---------
   Other comprehensive income                                                                   3,707
                                                                                            ---------
Comprehensive income                                                                          198,210
Amortization of restricted stock grants                     598          -             -          598
Issuance of 102,133 shares of common stock under
   employee stock option plans                               -           -             -        3,026
Repurchase of 13,542,600 shares of common stock
   for treasury                                              -           -       (595,760)   (595,760)
Dividends paid ($0.255 per share)                            -           -             -      (25,791)
                                                   ------------   ---------     ---------   ---------

Balance at September 30, 1999                          $ (2,961)    $ 2,568    $ (602,525)  $ 422,910
                                                   ============   =========     =========   =========






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

     The results of operations for the quarter ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

NOTE 3 - EARNINGS PER SHARE

     Basic earnings per share for the quarter and nine months ended September 30, 1999 and 1998 is calculated based on the weighted average shares outstanding for the period. Diluted earnings per share is calculated as if the Company had additional common stock outstanding from the beginning of the year or the date of grant for all dilutive stock options, net of assumed repurchased shares using the treasury stock method. This resulted in an increase in the weighted average number of shares outstanding for the quarter and nine months ended September 30, 1999 of 689,085 and 800,479, respectively. The increase in the weighted average number of shares outstanding for the quarter and nine months ended September 30, 1998 was 445,747 and 376,114, respectively.

NOTE 4 - SPECIAL CHARGES

     The Company recorded special charges of $26.4 million ($15.9 million after tax) during the quarter ended December 31, 1998 related to a strategic realignment of the Company's operations in the United Kingdom and, to a lesser degree, other realignments within the Company. These special charges were comprised primarily of $15.0 million in severance costs related to the termination of 399 employees, primarily in the development and marketing groups, and $11.4 million of other costs, principally related to the closing of the remaining Swindon, United Kingdom facilities. As of September 30, 1999, $14.6 million of severance related costs have been paid and charged against the liability and 332 employees have been terminated. The Company expects the realignment activities to be substantially complete in 1999. Also related to the closing of Swindon, United Kingdom facilities, in 1993, the Company, formerly Covia Partnership, combined with The Galileo Company Ltd. and consolidated its two data center facilities resulting in the closure of the Swindon, United Kingdom data center. In connection therewith, the estimated cost of the consolidation was charged to expense. At September 30, 1999 and December 31, 1998, the estimated remaining liabilities for all of the above mentioned restructuring activities were $20.7 million and $44.1 million, respectively, and are included in the accompanying condensed consolidated balance sheets.

     The Company recorded special charges of $20.1 million ($12.1 million after tax) during the year ended December 31, 1997 related to the integration of NDCs acquired in 1997 into the Company's operations. These special charges were comprised primarily of $12.3 million in severance costs related to the termination of 202 employees and $7.8 million of other integration costs, principally related to the closing of duplicate facilities. As of September 30, 1999, $10.2 million of severance related costs have been paid and charged against the liability and 138 employees have been terminated. The Company expects the integration activities to be complete in 1999. At September 30, 1999 and December 31, 1998, the estimated remaining liabilities related to the integration were $1.3 million and $3.4 million, respectively, and are included in the accompanying condensed consolidated balance sheets.

NOTE 5 - STOCKHOLDERS' EQUITY

     For the nine months ended September 30, 1999, the Company accounted for a $7.4 million net unrealized holding gain on available-for-sale marketable equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The after tax effect of $4.5 million is included as a separate component of Stockholders' Equity.

     In early May 1999, the Company filed a registration statement with the Securities and Exchange Commission for a secondary offering of 36,727,600 shares of its common stock, including 4,790,500 shares subject to an underwriters' over-allotment option. This filing was a result of a demand for registration made by a subsidiary of US Airways, Inc., which was followed by the registration of additional shares held by affiliates of United Air Lines, Inc., KLM Royal Dutch Airlines, Alitalia, and TAP Air Portugal. On June 3, 1999, the secondary offering of 31,937,100 shares of the Company's common stock was completed at a price of $45 per share. The Company did not receive any proceeds from the offering. The over-allotment option was exercised on June 29, 1999 with the underwriters purchasing 2,000,000 shares and the Company purchasing 2,790,500 shares at a total purchase price of $122.2 million.

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

     As a result of the aforementioned secondary offering and share repurchases, the Company redeemed four shares of its special voting preferred stock during the quarter ended June 30, 1999.

     For the quarter ended September 30, 1999, the Company repurchased 3,504,300 of its shares in the open market at a total cost of $154.5 million. As of September 30, 1999, the Company held a total of 13,711,700 shares in treasury.

NOTE 6 - INTEREST IN EQUANT

      At December 31, 1998, the Company owned 1,094,380 non-marketable depository certificates representing beneficial ownership of common stock of Equant N.V. ("Equant"), a telecommunications company affiliated with Societe Internationale de Telecommunications Aeronautiques ("SITA").

      In connection with a secondary offering of Equant common stock in February 1999, the Company liquidated 132,741 of these certificates. The Company received proceeds of $9.4 million from the transaction, resulting in a gain of $9.4 million.

      In July 1999, SITA notified the Company of a reallocation of depository certificates among SITA members. Due to the Company's higher usage of the SITA network over the four years ended December 31, 1998, the Company received 708,335 additional depository certificates. As a result, the Company held 1,669,974 depository certificates at September 30, 1999. If these certificates were converted into registered common stock of Equant, the market value at September 30, 1999 would have been $135.9 million.

      The Company's carrying value of these depository certificates was nominal at September 30, 1999 and December 31, 1998. Any future disposal of such depository certificates may result in additional gains to the Company. (1)

















---------------
(1)   See Statement Regarding Forward-Looking Statements on page 22.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     Our geographic breadth is demonstrated by the table below which shows the estimated number of travel agency locations and terminals by region.

                            Travel Agency           Travel Agency
                              Locations               Terminals
                        at September 30, 1999   at September 30, 1999
                        ---------------------   ---------------------
Region                    Number        %            Number       %
------                    ------      -----          ------     -----
United States             11,900      29.5%          56,700     34.4%
Europe                    13,800      34.2%          58,200     35.3%
Asia/Pacific               6,200      15.4%          23,800     14.5%
Canada                     3,100       7.7%          11,000      6.7%
Middle East/Africa         3,500       8.7%          10,500      6.4%
Latin America              1,800       4.5%           4,500      2.7%
                          -----------------          ----------------
                          40,300     100.0%         164,700    100.0%
                          =================         =================

     We generate revenue from the provision of electronic global distribution services and information services. During the nine months ended September 30, 1999, we generated 95.3% of our revenue from electronic global distribution services and 4.7% of our revenue from information services. The following table summarizes electronic global distribution services revenues by geographic location as a percentage of the total, and summarizes total booking volumes for each of the periods indicated. The location of the subscriber making the booking determines the geographic region credited with the related revenues and bookings:

                                           Quarter              Nine Months
                                     Ended September 30,    Ended September 30,
                                     --------------------   --------------------
                                       1999       1998        1999       1998
                                       ----       ----        ----       ----
Percentage of Revenue
---------------------
U.S. Market                            40.8 %     43.2 %      41.5 %     43.8 %
All Other Markets                      59.2       56.8        58.5       56.2
                                     --------------------   --------------------
                                      100.0 %    100.0 %     100.0 %    100.0 %
                                     ====================   ====================


Worldwide Bookings
------------------
(in millions)
U.S. Market:
     Air                               31.7       33.2       100.3      103.2
     Car/Hotel/Leisure                  5.9        5.8        17.6       17.1
                                     ------------------     ------------------
Total Bookings                         37.6       39.0       117.9      120.3

All Other Markets:
     Air                               48.5       47.4       154.2      144.5
     Passive Booking Adjustment -
        Japan (1)                       1.0          -         1.0          -
                                     -----------------     ------------------
     Adjusted Air                      49.5       47.4       155.2      144.5

     Car/Hotel/Leisure                  1.5        1.5         4.6        4.2
                                     ------------------     ------------------
Total Bookings                         51.0       48.9       159.8      148.7

Total Worldwide Bookings               88.6       87.9       277.7      269.0
                                     ==================     ==================


(1) Adjusts for the impact of a July 1999 pricing structure change that reduced reported passive booking volumes in Japan. In markets outside of Japan, the net impact to reported passive bookings due to the pricing structure change was slightly positive.

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

     REVENUES. Revenues increased $7.2 million, or 1.9%, to $384.7 million for the quarter ended September 30, 1999 from $377.5 million for the quarter ended September 30, 1998. Our electronic global distribution services revenues grew $24.3 million, or 7.1%. Airline booking revenue increased 6.5% over the quarter ended September 30, 1998 due to a booking fee price increase that went into effect in March 1999, other yield improvements, and a 0.7% increase in worldwide air booking volumes.

     International booking volumes increased 2.4% and U.S. booking volumes decreased 3.7% over the same period last year. Adjusting for the impact of a July 1999 pricing structure change that reduced reported passive booking volumes in Japan, total international booking volumes increased 4.5% for the quarter. The increase in international booking volumes for the quarter was driven by continued strong growth in developing markets, such as Africa and the Middle East, and solid performance in Europe and Asia. Booking volumes in Canada were lower year over year due primarily to very strong results in Canada in the third quarter of 1998 related to a major airfare promotion. Excluding the Canadian market, international booking volumes increased 7.2% for the quarter.

     The volume decline in U.S. bookings is primarily due to a decrease in our U.S. market share, which we believe is attributable to the effect of our recent field sales force transition. With the new U.S. sales force in place, we are aggressively executing growth plans for new and renewal business. We expect continued weakness in our U.S. market position in the near term, after which we anticipate seeing the positive effect of our focused sales force initiatives by the middle of next year. (1)

     The growth in electronic global distribution services revenues was partially offset by a decline in information services revenues due principally to the impact of providing fewer network services to an airline customer. This revenue loss was largely offset by a reduction in operating expenses directly related to the provision of these services.

     COST OF OPERATIONS. Cost of operations expenses decreased $13.5 million, or 9.2%, to $133.3 million for the quarter ended September 30, 1999 from $146.8 million for the quarter ended September 30, 1998. The decline in cost of operations expenses was due primarily to a $14.0 million decrease in voice communication charges related to the decrease in network services provided to an airline customer. The remaining slight increase was attributable to higher communication costs associated with ongoing migration to new data network technology and growth in both new and existing markets. This increase in communication costs was partially offset by net cost savings from the Swindon, UK realignment and lower Data Centre expenses, as we continue to take advantage of decreasing technology costs.

---------------
(1)  See Statement Regarding Forward-Looking Statements on page 22.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses increased $10.5 million, or 7.2%, to $154.8 million for the quarter ended September 30, 1999 from $144.3 million for the quarter September 30, 1998. NDC commissions and subscriber incentive payments increased $15.9 million, or 17.4%, to $107.5 million for the quarter ended September 30, 1999 from $91.6 million for the quarter ended September 30, 1998. The increase in electronic global distribution services revenues resulted in increased commissions to NDCs, which are generally based on a percentage of booking revenues, and have therefore grown at a rate consistent with the growth in booking revenues by country. Incentive payments, which are provided to subscribers in order to maintain and expand our travel agency customer base, increased in the quarter principally due to the initiation of new contracts with multinational and key U.S. regional accounts in late 1998 and the first quarter of 1999. Remaining commissions, selling and administrative expenses decreased primarily due to lower selling expenses in the U.S. as we continue to transition to our internal sales force in 1999, partially offset by the accrual of estimated payments required under services agreements with the sellers of certain NDCs acquired in 1997 and 1998.

     OTHER INCOME (EXPENSE). Other income (expense) includes interest expense net of interest income, foreign exchange gains or losses, and other non-operating items. Other expense, net increased $5.1 million to $6.3 million in expense for the quarter ended September 30, 1999 from $1.2 million in expense for the quarter ended September 30, 1998. This increase was primarily the result of higher interest expense arising from higher average debt levels in 1999 due to significant repurchases of common stock for treasury.

     INCOME TAXES. Income taxes increased $2.1 million, or 6.1%, to $36.0 million for the quarter ended September 30, 1999 from $33.9 million for the quarter ended September 30, 1998. The increase was a result of higher income before income taxes for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. Our effective tax rate was approximately 40% in both periods.

     NET INCOME. Net income increased $3.1 million, or 6.1%, to $54.2 million for the quarter ended September 30, 1999, from $51.1 million for the quarter ended September 30, 1998. Net income as a percentage of revenues increased to 14.1% from 13.5% over the same period and our operating margin expanded 2.2 percentage points to 25.1% for the quarter ended September 30, 1999 from 22.9% for the quarter ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES. Revenues increased $52.4 million, or 4.6%, to $1,187.5 million for the nine months ended September 30, 1999 from $1,135.1 million for the nine months ended September 30, 1998. Our electronic global distribution services revenues grew $102.1 million, or 9.9%. Airline booking revenue increased 9.0% over the nine months ended September 30, 1998 due to a booking fee price increase that went into effect in March 1999, other yield improvements, and a 3.2% increase in worldwide air booking volumes.

     International booking volumes increased 6.8% and U.S. booking volumes decreased 2.0% for the nine months ended September 30, 1999. Excluding the impact of a July 1999 pricing structure change that eliminated non-ticketed passive booking volumes for which we no longer receive a fee, total international booking volumes increased 7.4% for the period. This increase in international booking volumes for the period was driven by continued strong growth in developing markets, such as Africa and the Middle East, and solid performance in Europe and Asia.

     The volume decline in U.S. bookings is primarily due to a decrease in our U.S. market share, which we believe is attributable to the effect of our recent field sales force transition. With the new U.S. sales force in place, we are aggressively executing growth plans for new and renewal business. We expect continued weakness in our U.S. market position in the near term, after which we anticipate seeing the positive effect of our sales force initiatives by the middle of next year. (1)

     The growth in electronic global distribution services revenues was partially offset by a decline in information services revenues due principally to the impact of providing fewer network services to an airline customer. This revenue loss was largely offset by a reduction in operating expenses directly related to the provision of these services.

     COST OF OPERATIONS. Cost of operations expenses decreased $28.0 million, or 6.6%, to $397.8 million for the nine months ended September 30, 1999 from $425.8 million for the nine months ended September 30, 1998. The decline in cost of operations expenses was due primarily to a $43.0 million decrease in voice communication charges related to the decrease in network services provided to an airline customer. Partially offsetting this decrease was $11.9 million in additional cost of operations expenses incurred due to the Galileo Canada and Shepherd Systems acquisitions in 1998. These additional operating expenses, principally wages, maintenance and installation expenses, communication costs and depreciation expense, were largely offset by lower commissions as we no longer pay commissions to Galileo Canada but instead incur the direct costs of distributing our products in this market. Additionally, we now record the amortization of the excess of the cost of these acquisitions over the fair value of net assets acquired and also record amortization of other intangibles acquired.

---------------
(1)   See Statement Regarding Forward-Looking Statements on page 22.

     Remaining cost of operations expenses increased primarily due to increased maintenance costs on subscriber equipment at agency locations and higher communication costs associated with ongoing migration to new data network technology and growth in both new and existing markets. This increase in communication costs was partially offset by net cost savings from the Swindon, UK realignment and lower Data Centre expenses as we continue to take advantage of decreasing technology costs.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses increased $43.6 million, or 10.3%, to $468.3 million for the nine months ended September 30, 1999 from $424.7 million for the nine months ended September 30, 1998. NDC commissions and subscriber incentive payments increased $48.9 million, or 17.7%, to $324.5 million for the nine months ended September 30, 1999 from $275.6 million for the nine months ended September 30, 1998. The increase in electronic global distribution services revenues resulted in increased commissions to NDCs, which were partially offset by the elimination of commissions to Galileo Canada as, subsequent to this acquisition in June 1998, we no longer pay commissions but instead incur the direct costs of operating in this market. Incentive payments increased significantly in this period principally due to the initiation of new contracts with multinational and key U.S. regional accounts in late 1998 and the first quarter of 1999, as well as the impact of payments to subscribers previously incurred by Galileo Canada prior to June 1998.

     The remaining decrease in commissions, selling and administrative expenses was primarily attributable to decreased selling expenses in the U.S. as we transition to our internal sales force in 1999, partially offset by the accrual of estimated payments required under services agreements with the sellers of certain NDCs acquired in 1997 and 1998.

     OTHER INCOME (EXPENSE). Other income (expense) includes interest expense net of interest income, foreign exchange gains or losses, and other non-operating items. Other income, net increased $8.2 million to $2.2 million in income for the nine months ended September 30, 1999 from $6.0 million in expense for the nine months ended September 30, 1998. This increase was primarily the result of a $9.4 million gain recognized from the sale of a portion of the equity we owned in Equant.

     INCOME TAXES. Income taxes increased $18.0 million, or 16.2%, to $129.1 million for the nine months ended September 30, 1999 from $111.1 million for the nine months ended September 30, 1998. The increase was a result of higher income before income taxes for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Our effective tax rate was approximately 40% in both periods.

     NET INCOME. Net income increased $27.1 million, or 16.2%, to $194.5 million for the nine months ended September 30, 1999 from $167.4 million for the nine months ended September 30, 1998. Net income as a percentage of revenues increased to 16.4% from 14.7% over the same period and our operating margin expanded 2.0 percentage points to 27.1% for the nine months ended September 30, 1999 from 25.1% for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $12.9 million and working capital totaled ($29.9) million at September 30, 1999. Excluding $87.0 million in debt outstanding under our 364-day credit agreement, which was used to fund a portion of our repurchases of common stock for treasury, working capital totaled $57.1 million at September 30, 1999. At December 31, 1998, cash and cash equivalents totaled $9.8 million and working capital totaled $11.7 million. Cash and cash equivalents increased slightly as cash generated from strong operating results was used for investing and financing activities.

     Cash flow used in investing activities principally relates to purchases of mainframe data processing and network equipment and purchases of computer equipment provided to our travel agency subscribers. Capital expenditures, excluding the capitalization of internally developed software, were $48.1 million for the nine months ended September 30, 1999 compared to $67.8 million for the nine months ended September 30, 1998. In addition, we used $23.5 million to acquire minority ownership equity positions in six technology-related companies during the nine months ended September 30, 1999. Proceeds from the sale of assets were $10.1 million for the nine months ended September 30, 1999 primarily from the sale of a portion of the equity we owned in Equant.

     Cash flow used in financing activities for the nine months ended September 30,1999, includes repurchases of common stock for treasury totaling $595.8 million and $25.8 million in dividends paid to our stockholders. We paid a $0.075 per share cash dividend on February 19, 1999 to stockholders of record as of February 5, 1999, a $0.09 per share cash dividend on May 21, 1999 to stockholders of record as of May 7, 1999, and a $0.09 per share cash dividend on August 20, 1999 to stockholders of record as of August 6, 1999. We also paid $25.5 million to terminate two equipment leases related to Swindon data center assets pursuant to advantageous early termination provisions allowed within the leases. During the nine months ended September 30, 1999, net borrowings under our credit facilities totaled $451.9 million and we have $113.0 million available under our revolving credit facilities at September 30, 1999. In connection with the purchase of a British Airways Plc subsidiary, we issued a $307.7 million promissory note on June 30, 1999 which was paid in full on July 1, 1999 using funds available under our existing credit facilities.

      We expect that future cash requirements will principally be for capital expenditures, repayments of indebtedness, share repurchases, and strategic acquisitions and investments. We believe that cash generated by operating activities will be sufficient to fund our future cash requirements, except that significant share repurchases, acquisitions, or investments may require additional borrowings or other financing alternatives. (1)


---------------
(1)    See Statement Regarding Forward-Looking Statements on page 22.

      In addition to reinvesting a substantial portion of earnings in our business, we currently intend to pay regular quarterly dividends and to repurchase additional shares of our common stock. (1) On October 21, 1999, we declared a cash dividend of $0.09 per share to be paid on November 19, 1999 to stockholders of record as of November 5, 1999. The declaration and payment of future dividends, as well as the amount thereof, and the amount of future repurchases of our common stock beyond the existing $750 million stock repurchase program are subject to the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. There can be no assurance that we will continue to declare and pay dividends or repurchase shares of our common stock in the future. (1)


EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     We will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted for financial statements issued for the fiscal year ending December 31, 2001. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Management believes that adoption of Statement 133 will not have a material impact on our financial statements. (1)


YEAR 2000 (1)

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


---------------
(1)     See Statement Regarding Forward-Looking Statements on page 22.

     We electronically exchange information with the computer systems of our travel vendor customers and suppliers, including air, car, hotel, cruise, rail and other vendors. We use standardized travel industry interchange formats to electronically exchange information with many of these vendor customers and suppliers. Many of these formats did not require modification in order to be Year 2000 compliant. Where required, modifications to these formats have been completed. Our GlobalFares(TM) system began successfully processing airline fares with Year 2000 dates in July 1998. The investigation and assessment of our network systems is complete and remediation was finalized in October 1999. In the third quarter of 1999, we completed remediation of our travel agency-based software and distributed upgrades for operating systems and package installation systems. The Year 2000 remediation for most of our travel agency-based software addresses aesthetic modifications and is not essential for the reservation booking and ticketing capability of these products.

     Remediation planning for country-specific software solutions facilitating travel agency access to certain third party vendors is ongoing. We continue to develop, distribute and install, where necessary, upgrades to PC hardware and software either on a normal maintenance cycle where it exists, or a separate implementation plan where it does not exist. Agency premise software remediation is on schedule for completion in November 1999. Remediation activities related to our mainframe computer systems, which include our Galileo(R) and Apollo(R) computer reservations systems ("CRS"), were completed on schedule in 1998. Our Galileo and Apollo systems successfully processed the first Year 2000 airline reservation bookings on January 3, 1999 and February 4, 1999, respectively, with airlines that support Year 2000 in their systems. Most non-mainframe activities were completed on schedule during the third quarter of 1999. The activities remaining are scheduled for completion in November.

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

     Testing is a critical component in our Year 2000 preparedness program. Our system for Year 2000 hardware and software validation -- called the "TimeMachine"-- is essentially a copy of our production environment which performs date-sensitive tests and supports connectivity to the systems of our vendor customers, suppliers of data, NDCs and certain other third parties without interrupting existing systems and without risk of contaminating "live" production data.

     Contingency plans are now in place for all mainframe and non-mainframe activities. We will continue to review and revise contingency plans to address possible Year 2000 failures of our internal systems and business processes or those of vendor customers, critical service suppliers, other suppliers of data and our NDCs, on whose systems we are dependent. Our contingency plans identify the interruption of local services provided by third parties, such as telecommunication firms and power supply companies, as the events that would be most likely to occur. However, should a problem occur, it would generally be localized and we do not anticipate that it would have a material adverse effect on our business, financial condition or results of operations. Our contingency planning involved risk assessment for all of our business functions and operating and staff departments, including the identification of assumptions and dependencies. The contingency plans for each business function and operating and staff department provide for proactive preparation for Year 2000 challenges, checklists of activities to perform for validation of possible failures and reactive planning to address any actual Year 2000 failures. The contingency plans also address on-site staff coverage on January 1, 2000 for all relevant operating and staff departments, and include support personnel from our critical hardware and software suppliers.

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

     We incurred $4.5 million of expenses in the first nine months of 1999, $8.0 million of expenses in 1998 and $4.4 million of expenses in 1997 related to Year 2000 remediation. We believe future expenditures will total approximately $4.5 million. All of these costs are expected to be expensed as incurred. Further, we expect to incur additional costs after 1999 to remediate and replace less critical software applications and embedded systems; however, we do not expect these expenses to have a material adverse effect on our business, financial condition or results of operations.

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















---------------
(1) See Statement Regarding Forward-Looking Statements on page 22.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


      These  statements  are  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from the events or results expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. Risks and uncertainties associated with our forward-looking statements include, but are not limited to: the loss and inability to replace the bookings generated by one or more of our five largest travel agency customers; our ability to effectively execute our sales initiatives in key markets; our sensitivity to general economic conditions and events that affect airline travel and the airlines that participate in our Apollo and Galileo systems; circumstances relating to our investment in technology, including our ability to timely develop and achieve market acceptance of new products, or our failure or the failure of our customers and other third parties to achieve Year 2000 compliance in a timely and cost-effective manner; the results of our international operations and expansion into developing and new CRS markets, governmental approvals, trade and tariff barriers, and political risks; new or different legal or regulatory requirements governing the CRS industry; and natural disasters or other calamities that may cause significant damage to our Data Centre facility.

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

     We enter into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of our European and Canadian operations. At September 30, 1999, we had entered into foreign exchange forward contracts which provide for purchases of GBP 5.8 million and CAD 7.5 million at various dates throughout the remainder of 1999 and 2000. At September 30, 1999 and December 31, 1998, the notional principal amounts of outstanding forward contracts were $14.0 million and $31.3 million, respectively. The fair value of outstanding forward contracts at September 30, 1999 and December 31, 1998 was $0.6 million and $0.8 million, respectively.

     We have also entered into interest rate swap agreements to convert portions of our variable rate debt to fixed rate. We account for our interest rate swap agreements as a hedge of our interest rate exposure. At September 30, 1999 and December 31, 1998, we had an outstanding interest rate swap agreement with a notional value of $34.4 million and a fixed interest rate of 5.87%. The fair value of the outstanding swap agreement at September 30, 1999 and December 31, 1998 was $0.5 million and ($1.0) million, respectively.














---------------
(1) See Statement Regarding Forward-Looking Statements on page 22.

PART II - OTHER INFORMATION


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

 ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibit Index


      Exhibit
      Number                  Exhibit Description
      ------                  -------------------

      10.1 Annex No. 1 to Windsor, England Office Agreement for Lease dated June 2, 1999

      10.2  Amendment No. 1 to Galileo Canada ULC $34,391,917 Credit Agreement

      10.3  Amendment No. 3 to Galileo International, Inc. Guaranty Agreement

      10.4  Second Amended and Restated $200,000,000 364-day Credit Agreement

      10.5  Amendment No. 5 to $400,000,000 Five Year Credit Agreement

      *10.6 Non-Qualified Stock Option Agreement [Standard Form - Executive
            Group]

      *10.7 Non-Qualified Stock Option Agreement [Standard Form - Non-Employee
            Director]

      27.1  Financial Data Schedule


      *Management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K - The Company filed a report on Form 8-K with the Securities and Exchange Commission on July 20, 1999 with respect to
      Item 5.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GALILEO INTERNATIONAL, INC.




Date:  November 12, 1999                  By: /s/ Paul H. Bristow
                                             -------------------
                                             Paul H. Bristow
                                             Executive  Vice  President,   Chief
                                             Financial  Officer,  Treasurer  and
                                             Director  (Principal  Financial and
                                             Accounting Officer)

                           GALILEO INTERNATIONAL, INC.
                                  Exhibit Index


      Exhibit
      Number                  Exhibit Description
      ------                  -------------------

      10.1 Annex No. 1 to Windsor, England Office Agreement for Lease dated June 2, 1999

      10.2  Amendment No. 1 to Galileo Canada ULC $34,391,917 Credit Agreement

      10.3  Amendment No. 3 to Galileo International, Inc. Guaranty Agreement

      10.4  Second Amended and Restated $200,000,000 364-day Credit Agreement

      10.5  Amendment No. 5 to $400,000,000 Five Year Credit Agreement

      *10.6 Non-Qualified Stock Option Agreement [Standard Form -Executive
            Group]

      *10.7 Non-Qualified Stock Option Agreement [Standard Form - Non-Employee
            Director]

      27.1  Financial Data Schedule


      *Management contract or compensatory plan or arrangement.

Exhibit 10.1

                                            CONFORMED COPY





               DATED
               28 SEPTMEBER                              1999
----------------------------------------------------------------





                             GLASGOW CITY COUNCIL


                                     and



                             THE GALILEO COMPANY



                                     and



                          GALILEO INTERNATIONAL INC






----------------------------------------------------------------

                                    LEASE
                                      of
              2 Windsor Dials, Goswell Road, Windsor, Berkshire

----------------------------------------------------------------




                              Nabarro Nathanson
                              50 Stratton Street
                                London W1X 6NX

                             Tel:  0171 493 9933


                                 PARTICULARS


        New or old tenancy          The tenancy  created by this Lease is a
                                    new  tenancy  for the  purposes  of the
                                    Landlord  and  Tenant  (Covenants)  Act
                                    1995.

        Landlord                    GLASGOW    CITY    COUNCIL    as    the
                                    administrating    authority   for   the
                                    Strathclyde   Pension   Fund   of  City
                                    Chambers Glasgow G2 1DU.

        Tenant                      THE GALILEO COMPANY

        Registered office           Galileo Centre  Europe,  Windmill Hill,
                                    Swindon SN5 6PH

        Guarantor                   GALILEO INTERNATIONAL INC

        Address                     9700  West   Higgins   Road  Suite  400
                                    Rosemont IL 60018-4796.

        Premises                    2 Windsor  Dials as shown  edged red on
                                    Plan 1.

        Estate                      Windsor Dials Goswell Road Windsor.

        Term granted                25 years from and including 1999.

        Rent                        GBP 690,896 per annum subject to review.

        Rent commencement date      5th January 2000

        Rent review dates           The   fifth,   tenth,   fifteenth   and
                                    twentieth    anniversaries    of    the
                                    commencement of the Term.

        Interest rate               3% over Base Rate.

        Permitted use               Offices  within Use Class  B1(a) of the
                                    Town   and   Country    Planning


                                   CONTENTS


Clause    Subject matter                                                Page

1.        DEFINITIONS......................................................1

2.        INTERPRETATION...................................................6

3.        GRANT AND TERM...................................................7

4.        RIGHTS GRANTED...................................................8

5.        RIGHTS RESERVED AND REGRANTED....................................9

6.        THIRD PARTY RIGHTS OVER THE PREMISES............................10

7.        PAYMENT OF RENTS................................................11
          Tenant's obligation to pay rent.................................11
          First payment of the Service Charge Estimate....................11
          Rent Commencement Date..........................................11
          Payment of rents................................................11
          No right of set-off.............................................11

8.        RENT REVIEW.....................................................12
          Definitions.....................................................12
          Determination of revised Rent by agreement......................13
          The Surveyor....................................................13
          Determination of the revised Rent by the Surveyor...............14
          Rent pending review.............................................14
          Legislative restrictions........................................14
          Guarantors not to take part in the review.......................15
          Rent review memorandum..........................................15
          Time not of the essence.........................................15

9.        OTHER FINANCIAL MATTERS.........................................15
          Utilities.......................................................15
          Common facilities...............................................15
          Rates and taxes.................................................15
          Payments relating to the Premises and other property............16
          Landlord's costs................................................16
          VAT.............................................................16
          Interest........................................................17
          Exclusion of statutory compensation.............................17

10.       INSURANCE.......................................................17
          Landlord's obligations relating to insurance....................17
          Reinstatement...................................................18
          Tenant's obligations relating to insurance......................18
          Suspension of rent..............................................19
          Option to determine following damage by an Insured Risk.........20
          Option to determine following destruction by terrorism..........20
          Insurance monies................................................20

11.       SERVICE CHARGE..................................................21

12.       STATE AND CONDITION OF THE PREMISES.............................33
          Repair..........................................................33
          Redecoration....................................................34
          Alterations.....................................................35
          Signs and reletting notices.....................................35

13.       USE OF THE PREMISES.............................................36
          The Permitted Use...............................................36
          Restrictions on use.............................................36
          Use of machinery................................................37
          Fire and security precautions...................................37
          Exclusionofwarranty.............................................37

14.       DEALINGS........................................................37
          Definitions.....................................................37
          General restrictions............................................37
          Assignments.....................................................38
          Underlettings...................................................39
          Terms to be contained in any underlease.........................39
          Rent review in an underlease....................................41
          Further provisions relating to underleases......................41
          Provisions relating to subunderleases...........................41
          Charging........................................................42
          Declarations of trust...........................................42
          Group sharing of occupation.....................................42
          Registration of dealings and provision of information...........42

15.       LEGAL REQUIREMENTS..............................................43
          Legislation.....................................................43
          Notices relating to the Premises................................43
          Planning........................................................44
          The Construction (Design and Management) Regulations 1994.......44
          Defective Premises Act 1972.....................................45
          Regulations.....................................................45
          No additional rights............................................45

16.       LANDLORD'S COVENANT FOR QUIET ENJOYMENT.........................45

17.       LIMITS ON LANDLORD'S LIABILITY..................................46

18.       FORFEITURE......................................................46
          Landlord's right of re-entry....................................46
          Events giving rise to the Landlord's right of re-entry..........46

19.       NOTICES IN CONNECTION WITH THIS LEASE...........................47

20.       MISCELLANEOUS...................................................47
          Landlord's rights to remedy default by the Tenant...............47
          Tenant to provide information...................................48
          Tenant's indemnity..............................................48
          Tenant'sacknowledgement.........................................48
          Guarantor.......................................................48
          Qualification of Landlord's liability...........................48
          Sale of goods after end of Term.................................49
          Arbitration.....................................................49

21.       ENVIRONMENTAL PROVISIONS........................................49

22.       GUARANTEE AND INDEMNITY.........................................52
          Guarantee.......................................................52
          Principal Debtor................................................52
          Indemnity.......................................................52
          No discharge of Guarantor.......................................53
          Waiver by Guarantor of its rights...............................54
          Payments in gross...............................................54
          Guarantor to take a new lease...................................55
          Supplementary provisions........................................55

23.       NEW OR OLD LEASE................................................56

24.       TENANT'S OPTION TO DETERMINE....................................56

25.       JURISDICTION....................................................57




                                    LEASE



                               HM LAND REGISTRY

                       LAND REGISTRATION ACTS 1925-1988


County and District/London Borough :   Berkshire/Windsor and Maidenhead.


Title Numbers                      :   BK290702, BK325323, BK72200,
                                       BK342999, BK343891, BK322021,
                                       BK122648, BK119337, BK134697 and
                                       BK165738


Property                           :   2 Windsor Dials Goswell Road Windsor
                                       as shown edged red on Plan 1.


DATE                                   28th September 1999


PARTIES
(1) GLASGOW CITY COUNCIL as administering authority for the Strathclyde Pension Fund pursuant to the powers conferred upon it by the local Government Superannuation (Scotland) Regulations 1987 (as amended) of City Chambers of Glasgow G2 1DU (the Landlord);
(2) THE GALILEO COMPANY (incorporated and registered in England and Wales under company number 2143570), the registered office of which is at Galileo Centre Europe Windmill Hill Swindon SN5 6PH (the Tenant); and
(3) GALILEO INTERNATIONAL INC Delaware file number 2742539, of 9700 West Higgins Road Suite 400 Rosemont IL 60018-4796 (the Guarantor).


IT IS AGREED AS FOLLOWS:
1.    DEFINITIONS

     In this Lease the following definitions apply (there being further definitions at clause 11.1 and 11.6):

     "Base Rate"
(a)   either  the base rate from  time to time of The Royal  Bank of  Scotland
              Bank plc (or of such other bank being a member of the Committee of London Clearing Banks as the Landlord may from time to time nominate), or
(b)   if that rate is no longer  published then the rate of interest which the
              Landlord reasonably considers to be most closely comparable to minimum lending rates generally applicable in the UK from time to time and notifies to the Tenant in writing;

     "Car Park"
              has the meaning as given to that expression in clause 11.1;

     "Car Park Management Agreement"
              means the agreement dated 1 June 1999 between the Landlord and The Royal Borough of Windsor and Maidenhead;

     "Car Park Plan"
              the plan annexed to this deed marked Car Park Plan;

     "Common Parts"
              all parts of the Estate except the Premises and the Units;

     "Drainage Easement"
              the drainage  easement  dated 30 April 1999 between the Landlord
              (1) John Alfred Hamshire and Carolyn Ann Hamshire (2);

     "Electricity Sub Station Lease"
              the lease dated 7th September 1999 between the Landlord (1) and Southern Electric Plc (2);

     "Estate"
              Windsor Dials Goswell Road Windsor Berkshire as shown for identification only edged blue on Plan 1, including all walls, fences and other boundaries of such land and all Service Media on, over or under such land, and Service Media outside such land but exclusively serving it (excluding, in both cases, any Service Media which are not owned by the Landlord);

     "Excluded Risks"
              any risk against which the Landlord does not insure because insurance cover for that risk is either not available in the London insurance market at the time, or is available there only at a premium (unless the Tenant is willing to pay such premium having been notified of the same by the Landlord) or subject to conditions which in the Landlord's reasonable opinion are unacceptable;

     "Group"
              a group of companies within the meaning of section 42 of the Landlord and Tenant Act 1954;

     "Guarantor"
              the third party to this deed, and/or any person who has entered into a guarantee or an authorised guarantee agreement pursuant to this Lease and their respective successors in title;

     "Insurance Rent"
              the reasonable cost to the Landlord of insuring:
(a)   the  Premises  against  the Insured  Risks for their full  reinstatement cost, including the costs of demolition and site clearance, temporary works, compliance with local authority requirements in connection with any works of repair or reinstatement, architects', surveyors' and other professional fees and other incidental expenses, and in each case with due allowance for inflation and VAT;
(b)   against  loss of the  Rent  (having  regard  to the  provisions  for the review  of the Rent)  Service  Charge  and Car Park  Service
                  Charge for a period of not less than three years nor more than five years; and
(c)   against public third party and occupiers' liability,  of the Landlord in connection with any matter relating to the Premises or the occupation or use of the Premises by the Tenant or anyone at the Premises with the express or implied authority of the Tenant;

     "Insured Risks"
(a)   fire, explosion, lightning and earthquake;
(b)   flood,  storm,  bursting or overflowing of water tanks,  pipes, or other water or heating apparatus;
(c)   impact,  aircraft  (other than hostile  aircraft or aerial  devices) and things dropped from such aircraft and other aerial devices;
(d)   riot, civil commotion and malicious damage;
(e)   such  other  commercial  risks as the  Landlord  may  from  time to time reasonably insure against; and
(f)   terrorism, subsidence, landslip and heave,
              but to the extent that any risk is for the time being an Excluded Risk, it will not to that extent and for that time be an Insured Risk;

     "Interest Rate"
              3% over the Base Rate;

     "Landlord"
              the first party to this deed and its successors in title and persons entitled to the reversion immediately expectant on the termination of this Lease;

     "Landlord's Surveyor"
              a suitably qualified chartered surveyor appointed by the Landlord, who may be an individual, or a firm or company of chartered surveyors, or an employee of the Landlord or a company which is in the same Group as the Landlord;

     "this Lease"
              this  deed  as  varied  or  supplemented  by  any   Supplemental
              Document;

     "Permitted Use"
              Offices within Use Class BI(a) of the Town and Country (Use Classes) Order 1987 (as at the date that Order first came into force);

     "Plans"
              the plans annexed to this deed;

     "Plan 1"
              the plan annexed to this deed marked "Plan 1";

     "Planning Acts"
              the Town and Country Planning Act 1990, the Planning (Listed Building and Conservation Areas) Act 1990, the Planning
              (Hazardous Substances) Act 1990 and the Planning and Compensation Act 1991;

     "Premises"
              2 Windsor Dials Goswell Road Windsor shown for identification only edged red on Plan 1 and including:
(a)   all  landlord's  fixtures  from time to time at those  premises,  but if those fixtures are Service Media, then only if they fall within paragraph (b) below;
(b)   Service  Media within and from time to time  exclusively  serving  those premises and which are owned by the Landlord;
              but excluding:
(c)   any  Service  Media  within  such  premises  but which do not serve such
                  premises  exclusively,   or  which  are  not  owned  by  the
                  Landlord;

     "Quarter Days"
              25 March, 24 June, 29 September and 25 December in each year;

     "Rent"
              six hundred and ninety thousand eight hundred and ninety six pounds (GBP 690,896) per annum (subject to review);

     "Rent Commencement Date"
              5th January 2000

      "Review Date"
              The fifth, tenth, fifteenth and twentieth anniversaries of the commencement of the Term and any other date when the Rent may lawfully be reviewed under this Lease;

     "Section 106 Agreement"
              the agreement pursuant to section 106 of the Town and Country Planning Act 1990 between The Royal Borough of Windsor and
              Maidenhead BG Land Investments Limited and Helical Bar Developments (South East) Limited dated 24 December 1997;

     "Service Media"
              conduits and equipment used for the reception, generation, passage and/or storage of Utilities;

     "Supplemental Document"
              any deed, agreement, licence, memorandum or other document which is supplemental to this deed;

     "Surveyor"
              an  independent  chartered  surveyor  appointed  jointly  by the
              Landlord  and  the  Tenant  or,  if  they  do not  agree  on the identity of such surveyor, by the President of the Royal Institution of Chartered Surveyors (or any other officer authorised to carry out that function) on the application of either the Landlord or the Tenant in accordance with this Lease;

     "Tenant"
              the second party to this deed and its successors in title;

     "Term"
              a term of 25 years from and including 1999;

     "Units"
              the buildings on the Estate, and Service Media within and exclusively serving such areas (other than Service Media which are not owned by the Landlord), which are let or intended for letting, but not the Premises;

     "Utilities"
              electricity, gas, water, foul water and surface drainage, heating, ventilation and air conditioning, smoke and fumes, signals, telecommunications, satellite and data communications and all other utilities;

     "VAT"
              value added tax payable by virtue of the Value Added Tax Act 1994 (or previous legislation relating to value added tax);

     "Working Day"
              any day (other than Saturday) on which banks are usually open for business in England and Wales.

2.    INTERPRETATION
2.1   In this Lease:
2.1.1 the table of contents and clause headings are for reference only and do not affect its construction;
2.1.2 the words "include" and "including" are deemed to be followed by the words "without limitation";
2.1.3 general words introduced by the word "other" do not have a restrictive meaning by reason of being preceded by words indicating a particular class of acts, things or matters; and
2.1.4 obligations owed by or to more than one person are owed by or to them jointly and severally.
2.2   In this Lease, unless otherwise specified:
2.2.1 a reference to legislation is a reference to all legislation having effect in the United Kingdom at any time during the Term, including directives, decisions and regulations of the Council or Commission of the European Union, Acts of Parliament, orders, regulations, consents, licences, notices and bye-laws made or granted under any Act of Parliament or directive, decision or regulation of the Council or Commission of the European Union, or made or granted by a local authority or by a court of competent jurisdiction and any approved Codes of Practice issued by a statutory body;
2.2.2 a reference to particular legislation is a reference to that legislation as amended, consolidated or re-enacted from time to time and to all subordinate legislation made under it from time to time;
2.2.3 a reference to a person includes an individual, corporation, company, firm, partnership or government body or agency, whether or not legally capable of holding land; and
2.2.4 a reference to a clause is a reference to a clause or sub-clause of this Lease.
2.3   In this Lease:
2.3.1 an obligation of the Tenant not to do something includes an obligation not to cause or allow that thing to be done;
2.3.2 a reference to any act or to any act or omission of the Tenant includes any act or any act or omission of any other person at the Premises or the Estate with the Tenant's exclusive authority which authority may be expressed or implied;
2.3.3 the rights of the Landlord under any clause are without prejudice to the rights of the Landlord under any other clause or Supplemental Document or other instrument entered into in connection with this Lease;
2.3.4 the obligations of or restrictions on the Tenant or a Guarantor under any clause, Supplemental Document or other instrument entered into in connection with this Lease, are without prejudice to the obligations of or restrictions on the Tenant or Guarantor, or to the rights of the Landlord under any other clause, Supplemental Document or other instrument entered into in connection with this Lease;
2.3.5 a reference to the consent or approval of the Landlord means the prior consent in writing of the Landlord, signed by or on behalf of the Landlord;
2.3.6 a reference to the consent or approval of the Tenant means the prior consent in writing of the Tenant, signed by or on behalf of the Tenant;
2.3.7 references to the end of the Term are to the end of the Term whether before or at the end of the term of years granted by this Lease;
2.3.8 references to a fair proportion of any sum are to the whole or a proportion of that sum which is fair and reasonable in the circumstances as determined by the Landlord's Surveyor, whose decision shall be final and binding save in the case of manifest error and where there are different elements to that sum a different proportion for each element may be determined on this basis;
2.3.9 the perpetuity period is eighty years from the date of this deed;
2.3.10 where a sum is expressed to be payable on demand such demand shall be made in writing and the sum will become payable, unless otherwise specified, 5 Working Days after the demand has been made;
2.3.11 unless otherwise specified, references to the Premises and the Estate include any part of the Premises or the Estate; and
2.3.12 where approval or consent of the Landlord or the Tenant hereunder is not to be unreasonably withheld such obligations shall be deemed to include the additional obligation that such approval or consent must not be unreasonably delayed.
3.    GRANT AND TERM

     At the request of the Guarantor the Landlord with limited title guarantee leases the Premises to the Tenant for the Term the Tenant paying the following sums, which are reserved as rent: the Rent, the Insurance Rent and any VAT payable on those sums and any interest due under this Lease.
4.    RIGHTS GRANTED
4.1 The following rights are granted by the Landlord to the Tenant its tenants, servants or duly authorised agents and any other permitted occupier and all other persons expressly or impliedly authorised by the Tenant (or such occupier):
4.1.1 the right to enter and exit to and from the Premises at all times over the roads and footpaths on the Common Parts;
4.1.2 the right to use the Common Parts so far as is necessary for
(a)   the proper use of the Premises  and the  exercise of the rights  granted by this Lease; and
(b)   the  performance of the obligations  contained in this Lease  (including the erection of scaffolding to the Premises) subject to the Tenant making good any physical damage thereby caused;
4.1.3 the right to use the Service Media forming part of the Estate at the date of this deed which from time to time serve, but do not form part of, the Premises;
4.1.4 the right subject to the Landlord's consent (not to be unreasonably withheld) to install, maintain and replace an aerial and satellite dish on the Premises together with fibre-optic cabling;
4.1.5 the exclusive right to park at all times private motor cars within the area shown coloured yellow on the Car Park Plan but in respect of those spaces in the Car Park between midnight on Sunday and 1900 hours on Friday (except bank holidays);
4.1.6 the right to use for loading and unloading goods and equipment the area coloured yellow on Plan 1.
4.2   The rights granted by clause 4.1:
4.2.1 unless stated to the contrary are not granted to the Tenant exclusively, but are to be used in common with the Landlord any other tenants and lawful occupiers of the Estate, and other persons authorised by them, but this will not operate so as to prejudice the rights granted by clause 4.1.5;
4.2.2 may be temporarily interrupted or varied for the purposes of any necessary works of maintenance, repair, alteration or the replacement of any land or Service Media in connection with which the rights are exercised provided that at all times there is reasonable access to the Premises save if this is impossible in the event of emergency;
4.2.3 are to be exercised by the Tenant, and any authorised undertenant, in accordance with any reasonable regulations which the Landlord may make for the proper management of the Estate and notify to the Tenant in writing; and
4.2.4 shall be continued subject to appropriate arrangements applicable if any land or Service Media over or through which they are exercised (or any rights in connection with such land or Service Media) is or are adopted.
4.3 Nothing contained or referred to in this Lease will confer on, or grant to, the Tenant any right, easement or privilege other than those which are set out in clause 4.1 and section 62 of the Law of Property Act 1925 will not apply to this Lease.
4.4 Nothing contained or referred to in this Lease entitles the Tenant to the benefit of, or the right to enforce, or to prevent the release or modification of any agreement entered into by any other tenant or occupier of the Estate or any other tenant of the Landlord.
5.    RIGHTS RESERVED AND REGRANTED
5.1 The following rights are reserved from this Lease and regranted to the Landlord by the Tenant:
5.1.1 the right to build, or carry out works, on any other part of the Estate unless such building or works permanently lessen the access of light or air to the Premises and provided that it does not materially affect the Tenant's or other permitted occupier's use of the Premises for the Permitted Use or not materially affect the exercise of the rights granted to the Tenant hereunder;
5.1.2 the right to inspect repair and replace any Service Media under the Premises, but which do not form part of the Premises;
5.1.3 the right to attach scaffolding to or place it on the Premises for such period as is reasonably necessary in the exercise of any of the rights reserved and regranted by this clause 5.1;
5.1.4 the right to attach Service Media to the Premises in connection with the provision of the Services; and
5.1.5 the right to enter the Premises:
(a)   to exercise any other right  reserved  and  regranted to the Landlord by this Lease;
(b)   when  reasonably  necessary  to view  the  state  and  condition  of the
              Premises, to measure and undertake surveys of the Premises and to prepare schedules of condition or of dilapidations at the Premises;
(c)   to determine when reasonably  necessary  whether the Tenant is complying with its obligations in this Lease and to remedy any breach of those obligations;
(d)   to  show  prospective  purchasers  of any  interest  in  the  Landlord's reversion or, in the last six months of the Term, to show prospective tenants over the Premises;
(e)   where  reasonably  necessary  in  connection  with the  provision of the
              Services;
(f)   to comply with the requirements of the insurers of the Premises; and
(g)   for any other reasonable  purpose  connected with this Lease or with the
              Landlord's interest in the Premises or the Estate or with the proper management of the Estate.
5.2 The rights reserved and regranted by this Lease are reserved and regranted to the Landlord and may be exercised by anyone properly authorised by the Landlord.
5.3 The person exercising any right of entry reserved and regranted by this Lease shall:
5.3.1 make good any physical damage caused, to the reasonable satisfaction of the Tenant (subject to clause 5.4) but shall not be under any obligation to make any other compensation to the Tenant or other occupier of the Premises and without prejudice to the generality of the foregoing the Landlord shall not be responsible for any economic or consequential loss;
5.3.2 exercise the right of entry in a manner which causes as little inconvenience as is reasonably practical with the Tenant's or other occupier's use of the Premises.
5.4 The Tenant shall allow any person who has a right to enter the Premises to enter the Premises at all reasonable times provided that reasonable written notice has been given. In cases of emergency where it is impractical to give any notice no notice need be given and the Landlord or another person on behalf of the Landlord may break into the Premises if entry cannot be effected in any other way. The Landlord will make good any physical damage caused in breaking into the Premises in these circumstances unless the Landlord shall be required to break into the Premises because the Tenant is in breach.
6.    THIRD PARTY RIGHTS OVER THE PREMISES
6.1   There are excepted from this deed and this Lease is granted subject to:
6.1.1 all existing rights which belong to other property, or are enjoyed by other property over the Premises or any land or Service Media over which rights are granted by the Landlord to the Tenant by this Lease and the matters contained or referred to in the Car Park Management Agreement, Electricity Sub Station Lease and the Drainage Easement and the matters contained or referred to in the property and charges registers of title number BK290702.
6.1.2 the matters contained or referred to in the property and charges registers of title number BK325323, BK72200, BK342999, BK343891, BK322021, BK122648, BK119337, BK134697 and BK165738 as at the date of this deed.
6.2 The Tenant shall comply with the matters contained or referred to in the documents and registers referred to in clause 6.1.2 as at the date of this deed so far as they relate to the Premises and the rights granted by this Lease Provided That the Tenant shall not be obliged to comply with any covenant contained or referred to in the documents and registers referred to in clause 6.1.2 to the extent that such covenant prohibits or restricts the Permitted Use.
6.3   The Tenant shall:
6.3.1 not knowingly permit any third party to acquire any right over the Premises or to encroach upon the Premises;
6.3.2 at the cost of the Landlord and the Tenant (such cost to be apportioned in a manner reflecting the respective interests of the parties in the Premises) take any steps which the Landlord may reasonably require to prevent the acquisition of any right over or encroachment on the Premises or to prevent the loss of any right which belongs to the Premises and are enjoyed over adjoining or neighbouring property; and
6.3.3 give the Landlord written notice of any attempt to do these as soon as practical after the Tenant becomes aware of any such attempt.
6.4 The Tenant shall not block or obstruct any window or ventilator at the Premises.
6.5 The Tenant shall not grant any right or licence to a third party relating to the airspace at the Premises.
7.    PAYMENT OF RENTS
7.1   Tenant's obligation to pay rent

        The Tenant agrees with the Landlord to pay:
7.1.1 the Rent,  the Service  Charge  Estimate,  the Car Park  Service  Charge
          Estimate   and  any  VAT   payable  on  those  sums  in  four  equal
          instalments in advance on the Quarter Days;
7.1.2 the Insurance Rent on demand;
7.1.3 the Service Charge Balance, the Car Park Service Charge Balance and any VAT on them, on demand; and
7.1.4 interest in accordance with clause 9.7.
7.2   First payment of the Service Charge Estimate

        The first instalment of the Service Charge Estimate and the Car Park Service Charge Estimate and any VAT due on it is to be made on 5th July 1999 and is to be a proportionate amount for the period from and including the date of this deed until and including the day preceding the next Quarter Day.
7.3   Rent Commencement Date

        The first payment of the Rent shall be made on the Rent Commencement Date and shall be the Rent for the period from and including the Rent Commencement Date until and including the day preceding the next Quarter Day.
7.4   Payment of rents

        If required by the Landlord, the Tenant shall pay the Rent and any VAT on the Rent, by banker's standing order to a bank and account in the United Kingdom which the Landlord has notified in writing to the Tenant.
7.5   No right of set-off

        The Tenant waives any legal or equitable right of set-off, deduction, abatement or counterclaim which it may have in respect of the Rent or any other sums due under this Lease and agrees to make all payments of Rent and other such sums in full on their due dates except for deductions required by statute.
8.    RENT REVIEW
8.1   Definitions

        In this clause the following definition applies:

     "Open Market Rent"
              the full annual rent at which the Premises  could be  reasonably expected  to be let as a whole at the  relevant  Review  Date in the open market:
(a)   without a fine or premium;
(b)   by a willing landlord to a willing tenant;
(c)   which would be payable  after the expiry of a rent free or reduced  rent period of such length as would be negotiated in the open market between the willing landlord and the willing tenant at the relevant Review Date in respect only of fitting out works which would be carried out by the willing tenant (notwithstanding the assumption at paragraph (h) that the Premises are assumed to be fitted out);
(d)   under a lease for a term of 15 years  commencing  on and  including  the relevant  Review  Date  or a term  equal  to  the  unexpired duration of the Lease as at the relevant Review Date, whichever term is longer;
(e)   otherwise  on the same terms as this  Lease,  except as to the amount of the Rent, and assuming that the rent commencement date in such lease is at such date after the relevant Review Date so as to provide for the rent free or reduced rent period referred to in paragraph (c) above;
              assuming that:
(f)   the Premises are available to be let with vacant possession;
(g)   the  Premises  and the Estate  and any land or Service  Media over which any rights granted by this Lease are to be exercised are in good and substantial repair and condition and if damaged or destroyed that they have been reinstated (other than in the case of material damage or destruction to the Estate by an Excluded Risk) and subject to paragraph (i) below;
(h)   the Premises are ready to accept the willing tenant's  fitting-out works and are in all other respects ready for immediate occupation and use by the willing tenant;
(i)   the Tenant  has fully  complied  with the  Tenants  obligations  in this
                  Lease and the Landlord has complied with the Landlord's obligations in this Lease save where the Landlord is in material breach and failed within a reasonable period to remedy such breach;
(j)   no work  has been  carried  out on the  Premises  by the  Tenant  or any undertenant or occupier, or on any other part of the Estate before or during the Term, which would lessen the rental value of the Premises; and
(k)   the  Premises  can, in their  assumed  state,  be  lawfully  used by the willing tenant for the Permitted Use;
          but disregarding:
(l)   any  occupation  of  the  Premises  by  the  Tenant  or  any  authorised undertenant or authorised occupier;
(m)   any  goodwill  attached  to the  Premises by reason of the Tenant or any authorised undertenant or authorised occupier carrying on any business at the Premises;
(n)   any  improvements   (including  improvements  which  form  part  of  the
                  Premises at the relevant Review Date) carried out by the Tenant or any authorised undertenant or authorised occupier, before or during the Term, with the consent (if required) of the Landlord, at the cost of the relevant Tenant or authorised undertenant, and not pursuant to an obligation (other than an obligation to comply with legislation) owed by the relevant Tenant or authorised undertenant to the Landlord or its predecessors in title;
(o)   any legislation  which imposes a restraint upon agreeing or receiving an increase in the Rent.
8.2   Determination of revised Rent by agreement
8.2.1 The Rent will be reviewed at each Review Date, and from each Review Date the Rent will be the higher of the Rent reserved immediately before the relevant Review Date and the Open Market Rent at the relevant Review Date.
8.2.2 The Landlord and the Tenant may agree the level of the Open Market Rent at any time before the Surveyor has determined it.
8.2.3 The Landlord and the Tenant may agree that, taking into account the Open Market Rent at the relevant Review Date, the revised Rent reserved from that Review Date will be formulated in terms which provide for different amounts to be paid with effect from different dates on or after that Review Date.
8.2.4 If the Landlord and the Tenant have not agreed the Open Market Rent three months before the relevant Review Date, either may require it to be determined by a Surveyor.
8.3   The Surveyor
8.3.1 The Tenant may not make an application for the appointment of a Surveyor without first notifying the Landlord.
8.3.2 The Surveyor must be experienced in the letting and valuation of properties of a similar type and in the same region as the Premises and the Surveyor shall act as an expert and not as an arbitrator.
8.3.3 If the Surveyor dies, or gives up the appointment, or fails to act in accordance with this clause 8, or it becomes apparent that the Surveyor is or will become unable so to act, the Landlord and the Tenant may make a further appointment of, or application for, a substitute Surveyor.
8.4   Determination of the revised Rent by the Surveyor
8.4.1 The Surveyor shall be instructed to determine the Open Market Rent within two months (or longer if reasonable) of being appointed and to make a direction as to costs (including the costs of appointment).
8.4.2 The Landlord and the Tenant may within a period to be directed by the Surveyor submit a valuation of the Open Market Rent at the relevant Review Date and written representations to the Surveyor, and may make written counter-representations to the Surveyor within a further period to be directed by the Surveyor having regard to the date when the submissions were made. Any valuation, representation or counter-representation supplied to the Surveyor are to be copied to the other party at the same time. The Surveyor will not be fettered by any valuation, representation or counter-representation supplied.
8.4.3 The decision of the Surveyor will be final and binding and:
(a)   he shall give notice to the  Landlord  and the Tenant  inviting  each of them to  submit  to him in such  time as he  shall  stipulate  a proposal  for the Open Market Rent which may be supported by the submission of reasons and/or a professional valuation or report;
(b)   he  shall  afford  to  each  party  an   opportunity   to  make  counter
              submissions in respect of any submission valuation or report;
(c)   he shall give written reasons for his decision.
8.4.4 The costs of appointment and fees of the Surveyor shall be paid in such proportions as the Surveyor directs, or if no such direction is made, then equally by the Landlord and the Tenant. If the Tenant has not paid any costs required to be paid under this clause within 10 Working Days of having been required to pay them, the Landlord may pay such costs which will be deemed due as additional rent and recoverable as rent in arrears.
8.5   Rent pending review
8.5.1 If the revised Rent has not been agreed or determined before the relevant Review Date, then the Rent shall continue to be payable at the rate payable immediately before the relevant Review Date.
8.5.2 On the Quarter Day after the revised Rent has been agreed or determined the shortfall, if any, between the Rent paid and the revised Rent for the period from the relevant Review Date until that Quarter Day will become due together with interest on that shortfall at the Base Rate from the date or dates on which such shortfall became due.
8.6   Legislative restrictions

        If there is any legislation in force at the relevant Review Date which restricts the Landlord's right to review the Rent in accordance with this clause, or to receive any increase in the Rent following a review, then the date on which the legislation is repealed or amended to allow a review of or increase in the Rent, will be a further Review Date and the Landlord will be entitled to require a review of the Rent in accordance with this clause, except that the revised Rent will be the highest of:
8.6.1 the Open Market Rent at that further Review Date;
8.6.2 the Rent reserved immediately before that further Review Date; and
8.6.3 the Rent reserved immediately before the relevant legislative restriction became applicable to this Lease.
8.7   Guarantors not to take part in the review

        A Guarantor will not have the right to take part in the review of the Rent, but will be bound by it.
8.8   Rent review memorandum

        Following the agreement of the revised Rent after each rent review, the Landlord, the Tenant and any Guarantor shall sign a memorandum recording the revised level of the Rent and any agreement made pursuant to clause 8.2.3. The memorandum will be prepared by the Landlord, approved by the Tenant (save in manifest error) and each party will bear its own costs.
8.9   Time not of the essence

        Time will not be of the essence in relation to this clause.
9.    OTHER FINANCIAL MATTERS
9.1   Utilities

        The Tenant shall pay all charges, including future connection and hire charges, relating to the supply of Utilities to the Premises and will comply with all requirements of the suppliers of Utilities to the Premises from time to time.
9.2   Common facilities

        The Tenant shall pay on demand a fair and proper proportion of any costs properly incurred or payable by the Landlord in respect of any land or Service Media outside the Estate but used by the Premises.
9.3   Rates and taxes
9.3.1 The Tenant shall pay and indemnify the Landlord against all present and future rates, duties and assessments of any nature charged on or payable in respect of the Premises whether payable by the landlord, owner, occupier or tenant of the Premises and whether of a capital or income, recurring or non-recurring nature except any income or corporation tax imposed on the Landlord in respect of:
(a)   the grant of this deed; or
(b)   the receipt of the rents reserved by this Lease; or
(c)   any actual or deemed  dealing or  disposition  by the Landlord  with its interest in the Premises.
9.3.2 The Tenant shall not make any claim for relief from any of the charges referred to above which would result in the Landlord not being entitled after the end of the Term to that relief in respect of the Premises.
9.4   Payments relating to the Premises and other property

        Where any of the charges payable under clauses 9.1, 9.2 or 9.3 relates to other property as well as the Premises, the amount to be paid by the Tenant will be a fair and proper proportion of the whole of the amount charged or payable.
9.5   Landlord's costs

        The Tenant shall pay to the Landlord, on demand, the proper fees, costs and expenses properly charged, incurred or payable by the Landlord, and its advisors or bailiffs in connection with:
9.5.1 any steps taken in reasonable contemplation of, or in relation to, any proceedings under section 146 or 147 of the Law of Property Act 1925 including the preparation and service of all notices, and even if forfeiture is avoided (unless it is avoided by relief granted by the court);
9.5.2 preparing and serving schedules of dilapidations at any time during the Term (or after the Term in respect of dilapidations arising during the Term), and supervising any works undertaken to remedy such dilapidations provided that the same is served during or within 6 months after the end or sooner determination of the Term (howsoever the same may be determined);
9.5.3 recovering (or attempting to recover) any arrears of Rent or other sums due to the Landlord under this Lease, including the costs of preparing and serving any notice under section 17 of the Landlord and Tenant (Covenants) Act 1995 and any costs associated with the Landlord's remedies of distress or execution;
9.5.4 any investigations or reports carried out to determine the nature and extent of any breach by the Tenant of its obligations in this Lease where the Tenant is in actual breach;
9.5.5 any reasonable steps taken to procure that a breach by the Tenant of its obligations under this Lease is remedied; and
9.5.6 the reasonable and proper costs in connection with any application for a consent of the Landlord (including the preparation of any documents) which is needed by virtue of this Lease (whether or not such consent is granted unless consent is unlawfully withheld where the Landlord is bound to act reasonably);
9.6   VAT
9.6.1 Where the Tenant is to pay the Landlord for any supply made to the Tenant by the Landlord, the Tenant shall also pay any VAT which may be payable in connection with that supply.
9.6.2 Where the Tenant is to pay the Landlord the costs of any supplies made to the Landlord, the Tenant shall also pay the Landlord any VAT payable in connection with that supply, except to the extent that the Landlord is able to recover or obtain a credit for the VAT from HM Customs and Excise.
9.7   Interest
9.7.1 If the Rent or any other sums payable under this Lease by the Tenant to the Landlord are not paid within 10 Working Days of the due date for payment the Tenant shall pay interest to the Landlord at the Interest Rate for the period from and including the due date until payment (both before and after any judgment).
9.7.2 If the Landlord acting reasonably and properly refuses to accept any Rent or other sum due under this Lease, when the Tenant is in breach of any of its obligations in this Lease so as not to prejudice the Landlord's rights to re-enter the Premises and forfeit this Lease, the Tenant shall pay interest on such sum to the Landlord at the Base Rate for the period from and including the date such sum became due until the date the payment is accepted by the Landlord.
9.7.3 Interest under this Lease will accrue on a daily basis, compounded with quarterly rests on the Quarter Days and will be payable on demand.
9.8   Exclusion of statutory compensation

        Any statutory right of the Tenant, or any undertenant, to claim compensation from the Landlord on leaving the Premises is excluded to the extent that the law allows.
10.   INSURANCE
10.1  Landlord's obligations relating to insurance
10.1.1 The Landlord shall insure the Premises and the Common Parts in their full reinstatement value other than any part of the Premises installed by the Tenant or any other occupier, against the Insured Risks.
10.1.2 The Landlord shall insure against loss of Rent (having regard to the provisions for the review of the Rent) and Service Charge for a period of not less than three nor more than five years.
10.1.3      The  insurance  taken  out by the  Landlord  shall  be  through  a
          reputable   agency  chosen  by  the  Landlord  and  subject  to  any
          exclusions, excesses and conditions as may be usual in the insurance market at the time or required by the insurers.
10.1.4 The Landlord shall, at the request of the Tenant and at the Tenant's cost if demand is made more often than once in any period of twelve months, produce details of the terms of the current insurance policy and evidence of the payment of the current premium.
10.1.5 If available from the insurer and expressly requested by the Tenant the Landlord will apply to the insurer for a note of the interest of the Tenant and undertenant and mortgagee to be endorsed on the policy (where there is no provision for automatic noting to be given);
10.1.6 The Landlord shall use its reasonable endeavours to have included in any policy of insurance effected by the Landlord a clause or note providing that the insurers will not pursue any rights to which they may become subrograted as insurers of the Landlord against the Tenant in respect of the Premises unless the loss or damage has been occasioned or contributed to by the fraudulent or criminal or malicious acts of the Tenant;
10.1.7 The Landlord shall notify the Tenant as soon as reasonably practicable upon the Landlord becoming aware of any material change in the risks covered by or the terms of any policy of insurance effected by the Landlord from time to time under this Lease.
10.2  Reinstatement
10.2.1 If the Premises or the Common Parts are damaged or destroyed by an Insured Risk, then:
(a)   unless payment of any insurance  monies is refused because of any act or omission of the Tenant and the Tenant has failed to comply with clause 10.3.8;
(b)   subject to the Landlord being able to obtain any necessary consents; and
(c)   subject  to the  necessary  labour  and  materials  being and  remaining available,

          the Landlord shall repair and reinstate the Premises or the Common Parts (other than any part which the Landlord is not obliged to insure) or in building a Comparable Building or Comparable Common Parts as soon as reasonably possible. A "Comparable Building" is a building similar to the Premises in design, function, size and location and capable of being used by the Tenant for the Permitted Use, but may differ in these aspects from the Premises having regard to the principles of good estate management and building design. "Comparable Common Parts" are common parts similar to the Common Parts in design, function, size and location but may differ in these aspects from the Common Parts having regard to the principles of good estate management and building design. The Landlord shall be responsible for any shortfall (other than arising from any act or omission by the Tenant).
10.2.2 The Landlord shall use all reasonable endeavours to obtain the necessary labour, materials and consents to repair or reinstate the Premises or Common Parts, but will not be obliged to appeal against any refusal of a consent.
10.3  Tenant's obligations relating to insurance

        The Tenant shall:
10.3.1      pay the Insurance Rent in accordance with this Lease;
10.3.2 pay on demand any proper increase in the insurance premium for any other part of the Estate or any adjoining property of the Landlord which is attributable to the use of the Premises, or anything done or omitted to be done on the Premises in both cases by the Tenant or any other occupier of the Premises;
10.3.3 pay on demand a fair proportion of the costs incurred or payable by the Landlord in connection with the Landlord obtaining any valuation of the Estate for insurance purposes, as long as such valuation is made at least three years after any previous such valuation and not for the first valuation prior to the grant of the Lease;
10.3.4 comply with the requirements of the insurers relating to the Premises in so far as the Tenant has been notified of the same in writing;
10.3.5 not do or omit to do anything which may make any insurance of the Estate, taken out by the Landlord, void or voidable, or which would result in an increase in the premiums for such insurance;
10.3.6 give the Landlord written notice of any damage to or destruction of the Premises by an Insured Risk immediately upon the Tenant becoming aware of the same;
10.3.7 pay the Landlord on demand the whole or a fair and reasonable proportion (according to the nature and extent of the damage) of the amount of any excess required by the insurers in connection with that damage or destruction;
10.3.8 pay the Landlord on demand an amount equal to any amount which the insurers refuse to pay, following damage or destruction by an Insured Risk, because of any act or omission of the Tenant;
10.3.9 if reasonably requested by the Landlord, remove its fixtures and effects from the Premises where necessary to allow the Landlord to repair or reinstate the Premises;
10.3.10 pay the Landlord on demand the proper costs incurred by the Landlord in preparing and settling any insurance claim relating to the Premises arising from any insurance taken out by the Landlord; and
10.3.11 not take out any insurance of the Premises against the Insured Risks in its own name (other than in respect of any part of the Premises installed by the Tenant or any undertenant or other occupier), and if the Tenant has the benefit of any such insurance, the Tenant shall hold all money receivable under that insurance upon trust for the Landlord.
10.4  Suspension of rent
10.4.1 If the whole of the Estate or the Premises or any part thereof which the Landlord is obliged to insure, or the means of access over the Estate to the Premises or to the Car Park or any Service Media over which the Tenant exercises rights granted by this Lease, are damaged or destroyed by any Insured Risk so as to make the Premises or any part thereof which the Landlord is obliged to insure and/or the Car Park and access to either, unfit for or incapable of occupation or use, the Rent, Service Charge and Car Park Service Charge (or a due proportion of it according to the nature and extent of the damage) will be suspended from the date of damage or destruction until expiry of the period of five years or, if sooner, until the Premises, or such part, have been made fit for or capable of occupation and use for the Permitted Use, or the means of access restored or the Service Media over which the rights are exercised are repaired or restored or the Common Parts or the Car Park have been repaired or restored to the extent necessary for the occupation and Permitted Use of the Premises.
10.4.2 The Rent will not be suspended to the extent that any loss of rent insurance has been made ineffective, or payment of it has been refused by the insurers because of any act or omission by the Tenant unless the Tenant shall have paid to the Landlord in full the extent of the loss of rent monies so refused.
10.4.3 Any dispute relating to this clause 10.4 will be referred to arbitration.
10.5  Option to determine following damage by an Insured Risk
10.5.1 If the Premises or any part thereof or the means of access thereto over the Estate to the Premises or the Car Park is made unfit for occupation or use by damage or destruction caused by an Insured Risk and the Landlord has not been able to complete the necessary works of repair or reinstatement because of circumstances beyond its reasonable control, within five years of the damage or destruction the Landlord (having used reasonable endeavours to comply with its obligations under clause 10.2) or the Tenant may terminate this Lease by giving three months' written notice to the other.
10.5.2 The notice referred to in 10.5.1 may be given at any time from the period three months prior to the fifth anniversary of the damage or destruction until the necessary works are completed.
10.5.3 This Lease will terminate on the date specified in the notice but such termination will be without prejudice to any claim which the Landlord or the Tenant may have against the other for any earlier breach of their respective obligations in this Lease.
10.5.4 The Tenant shall remain bound by clause 10.3.7 after such termination.
10.6  Option to determine following destruction by terrorism.
10.6.1      This clause only  applies if  terrorism  shall  become an Excluded
          Risk.
10.6.2 If the Premises are destroyed or substantially damaged so as to be incapable of use for the Permitted Use because of terrorism and the Landlord has not been able to reinstate the Premises or a Comparable Building within two years of the destruction or the substantial damage the Landlord or the Tenant may terminate this Lease by giving three months' written notice to the other.
10.6.3 The notice may be given at any time from the second anniversary of the destruction until the Premises are reinstated.
10.6.4 This Lease will terminate on the date specified in the notice but such termination will be without prejudice to any claim which the Landlord or the Tenant may have against the other for any earlier breach of their respective obligations in this Lease.
10.7  Insurance monies

        All  insurance   monies  payable  arising  from  insurance  which  the
        Landlord is obliged to take out pursuant to the terms of this Lease will belong to the Landlord.
11.   SERVICE CHARGE
11.1  Definitions

        In this Lease the following additional definitions apply:

     "Car Park"
              means the multi-storey Car Park on the Estate edged green on Plan 1;

     "Car Park Service Charge Account"
              means the Landlord's bank account holding (inter alia) the Car Park Service Charge Balance and the Reserves;

     "Certificate"
              means a statement prepared by the Landlord's Accountant or the Landlord's Surveyor, which shows:
(a)   in respect of the Service  Charge:  the  Service  Charge  Estimate,  the
                  Landlord's Expenses, the Service Charge and the Service Charge Balance; and
(b)   in respect of the Car Park Service  Charge:  the Car Park Service Charge
                  Estimate, the Car Park Expenses, the Car Park Service Charge and the Car Park Service Charge Balance
              for the Service Charge Year which statement shall be audited and certified by the Landlord's Accountant;

     "Common Parts"
              means all parts of the Estate except:
(a)   the Premises and the Units; and
(b)   (for the purposes of the Service Charge only) the Car Park;

     "Construction Documents"
              means the building contract and any other agreement contract or warranty relating to the initial design and construction of the Estate;

     "Inherent Defects"
              means any defect in the Common Parts or the Car Park or any plant, machinery, conduits or equipment installed in on or under the Common Parts or as the case may be the Car Park which is attributable to:
(a)   defective  design of the  original  construction  of the Common Parts or
                  Car Park as applicable;
(b)   defective   workmanship   or   materials   used   during  the   original
                  construction of the Common Parts or Car Park as applicable;
(c)   defective  supervision of the original  construction of the Common Parts or Car Park, as applicable, or the installation of any plant, machinery, conduits or equipment during such period;
                  or
(d)   defective preparation of the site upon which the Estate is constructed;

     "Landlord's Accountant"
              means an independent chartered accountant appointed by the Landlord who shall be a member of the Institute of Chartered Accountants of England and Wales;

     "Landlord's Expenses"
              means the reasonable and proper costs (including any VAT charged on such costs to the extent that the Landlord is not able to recover, offset or obtain a credit for such VAT from HM Customs & Excise) incurred or provided for by or on behalf of the Landlord in connection with all or any of the Services and:
(a)   a fair and  reasonable  proportion of any  reasonable  costs incurred or payable by the Landlord in respect of any party walls, fences or structures, Service Media or other conveniences and easements which are enjoyed by the tenants of the Estate in common with any adjoining property save to the extent the Tenant is liable to contribute toward the same under clause 9.2;
(b)   the fees of managing  agents retained by the Landlord for the management of the Common Parts (provided such fees in aggregate at all times do not exceed 12 per cent of the Service Charge other than the fees of the managing agents pursuant to this paragraph), the provision of the Services and the collection of the Service Charge Estimate and the Service Charge Balance due from the Tenant and the other occupiers of the Estate but not any such costs arising by reason of those service charges being in arrears;
(c)   cost of certification of the Certificate by the Landlord's Accountant;

              but excluding:
(i)   subject to  paragraph  (b) above any fees and expenses  attributable  to the collection of rent and other sums due from tenants and other occupiers of the Estate;
(ii)  the cost of lettings,  rent  reviews,  marketing  and  relettings of any part of the Estate;
(iii) the costs of the initial  construction  equipment and fitting out of the
                       Common Parts so that they are ready and available for initial use by the tenants and occupiers of the Estate;
(iv)  the cost of  remedying  defects or  completing  outstanding  works to be remedied or completed under provisions for making good defects or remedying or completing outstanding works in the Construction Documents;
(v)   the cost of monitoring the  Environment  Agency  boreholes on the Estate and any continued water monitoring pursuant to condition 11 of the Planning Permission dated 24 December 1997 (97/75707) and taking any required actions to protect ground water;
(vi)  the cost of the initial  landscaping  planting of trees hedgerows shrubs grass and other plants in relation to the Estate and the replacement of any trees hedgerows shrubs or grass which are removed or become seriously damaged or diseased within 12 months of the date hereof or if later within 12 months of initial completion of the said landscaping and planting of the Estate;

     "Leading Counsel"
              means Queens Counsel having experience of the law and practice relevant to the issue in despute;

     "Net Internal Area"
              means the net internal area measured in square feet in accordance with the Code of Measuring Practice dated November 1993 and issued by the Royal Institution of Chartered Surveyors and the Incorporated Society of Valuers and Auctioneers;

     "Reserves"
              means the total of the sums provided for in the anticipation of future expenditure pursuant to paragraph (w) of the Services or paragraph (u) of the Car Park Services;

     "Services"
              means:
(a)   cleaning,  maintaining,  decorating,  treating,  and  keeping the Common
                  Parts in good  repair  and  condition  and,  where  economic repair is not possible,  rebuilding and replacing the Common
                  Parts;
(b)   keeping the Common Parts adequately lit;
(c)   providing  signs of such size and design as the Landlord may  reasonably determine  at the  entrance  to the Estate and at such other locations as the Landlord reasonably considers necessary;
(d)   insuring  the  Common  Parts  and  any  plant  and  machinery   used  in
                  connection  with the provision of any of the matters  listed in the definition of the Services  against the Insured Risks to  their  full  reinstatement  cost  including  the cost of demolition and site clearance,  temporary works,  compliance with local  authority  requirements  in connection  with any works of repair or  reinstatement,  architects',  surveyors'
                  and other  professional  fees and other incidental  expenses and in each case with due allowance for inflation and VAT;
(e)   insuring  the  Landlord  against  third  party and public  liability  in connection  with any matter relating to the Common Parts and preparing and settling any insurance  claim  relating to the
                  Common Parts;
(f)   removing any obstruction or hazard on the Common Parts;;
(g)   providing, operating,  inspecting maintaining,  repairing and keeping in
                  good  working  order  and  where  economic   repair  is  not
                  possible  replacing any  equipment,  plant and machinery and other  materials,  which  are  either  on the  Common  Parts
                  including  any  Service  Media   (insofar  as  it  does  not
                  exclusively  serve and form part of either the  Premises  or any of the Units or any part of the  Service  Media to which the Tenant  contributes  towards  pursuant to clause 9.2) or used in providing the Services;
(h)   fuel  and  Utilities  used  on the  Common  Parts  or in  providing  the
                  Services;
(i)   providing,  maintaining and, when reasonably  necessary,  renewing signs and other suitable or necessary notices on the Common Parts;
(j)   the  maintenance  and  restocking of any planted or landscaped  parts of the Common Parts;
(k)   providing,  maintaining  and, when  reasonably  necessary,  replacing or altering such  security  systems on the Common Parts for the benefit of the tenants or  occupiers  of the  Estate,  which the  Landlord (in the  interests of good estate  management)
                  reasonably  considers  appropriate and which may include the provision of alarms,  closed  circuit  television,  barriers
                  and  other  equipment,   and  security  guards  and  patrols
                  (whether   employed   by  the   Landlord   or   engaged   as
                  contractors);
(l)   providing fire  detection,  prevention and fighting  equipment,  and any signs or  notices  required  by the fire  authority  for the
                  Common   Parts  and   maintaining,   repairing   and,   when
                  necessary, replacing such items;
(m)   complying with any legislation  relating to the Common Parts (other than works for which any tenant or occupier is responsible);
(n)   complying   with  or,  where  the  Landlord   reasonably   considers  it
                  appropriate,  contesting  the  requirements  or proposals of the local or any other  competent  authority  in  respect of the Common Parts;
(o)   complying  with the matters  referred to in clause 6.1 in so far as they relate to the Common Parts;
(p)   abating any nuisance to the Common Parts so far as such  nuisance is not caused by any tenants or occupiers of the Estate;
(q)   any other  item,  work or service as shall be  reasonably  requested  in writing by all of the tenants of the Estate,
(r)   all present and future rates,  taxes, duties and assessments of whatever nature  charged on or payable in respect of the Common Parts
                  (other than initial connection fees);
(s)   entering  into  and  complying  with  maintenance  and  other  contracts entered into for the provision of the Services;
(t)   managing the car parking  spaces on the Common  Parts for the  occupiers of the Estate and their visitors;
(u)   providing and replacing  refuse  containers  for occupiers of the Estate and arranging for the collection of refuse;
(v)   employing  or  arranging  for  the  employment  and the  termination  of employment  (but  excluding any costs  relating to claims of unfair  dismissal  unless that  dismissal  is upheld to have been unfair and the dismissal  arose from a request from all of the  tenants on the Estate) of staff in  connection  with the provision of Services,  including the reasonable cost of
                  insurance,   pension  and  welfare   contributions  and  the
                  provision of clothing, tools and equipment;
(w)   making such provisions as the Landlord reasonably considers  appropriate
                  (if any) for anticipated  future  expenditure  including the
                  provision  and  replacement  of  any  plant,   machinery  or
                  equipment  used  or  to  be  used  in  connection  with  the
                  Services  provided that any such future  expenditure  should first be met out of Reserves (if any);
(x)   leasing any item used in providing the Services;
(y)   obtaining  any   professional   advice  which  may  from  time  to  time
                  reasonably  and  properly  be  required  in  relation to the management  of the  Common  Parts  or the  provision  of the
                  Services;
(z)   any other works,  services or facilities which the Landlord from time to time  reasonably  considers  necessary  for the  purpose  of
                  maintaining,   improving  or  modernising  the  services  or
                  facilities in or for the Common Parts and which are for the general benefit of all, or substantially all, of the occupiers of the Estate and are in accordance with the principles of good estate management provided that in all cases such items are in accordance with the principles of good estate management;

     "Service Charge"
              means the Tenant's Proportion of the Landlord's Expenses in relation to the relevant Service Charge;

     "Service Charge Account"
              means the Landlord's bank account holding (inter alia) the Service Charge Balance and the Reserves (if applicable);

     "Service Charge Balance"
              means  the  shortfall,   if  any,  between  the  Service  Charge
              Estimate and the Service Charge;

     "Service Charge Estimate"
              means the Tenant's Proportion of the amount which the Landlord, or the Landlord's Surveyor or the Landlord's Accountant, reasonably estimates will be the total reasonable and proper cost of the Landlord's Expenses in any Service Charge Year;

     "Service Charge Year"
              means the year from and including 30 June in each year or such other date which the Landlord reasonably chooses from time to time;

     "Tenant's Proportion"
              means
              (i) 35.43%; or
              (ii)with effect from the next  Service  Charge Year  following a material increase in the extent of any Units such other percentage fairly and reasonably determined by the Landlord's Surveyor based on the proportion which the Net Internal Area of the Premises bears to the aggregate of the Net Internal Area of the Premises and the Net Internal Area of the Units,
              provided that the aggregate percentage payable by the Premises and the Units shall be 100%.
11.2  Landlord's obligations
11.2.1 The Landlord shall carry out or provide items (a) to (r) of the Services and of the Car Park Services and if the Landlord acting reasonably considers appropriate it shall carry out or provide any of the items (s) to (z) of the Services and (s) to (y) of the Car Park Services in each and every case in an economic and efficient manner and at a standard consistent with a high class office development and in accordance with the principles of good estate management and where appropriate using good and suitable materials.
11.2.2 The Landlord shall use all reasonable endeavours to obtain any appropriate payments from its insurers.
11.2.3 The Landlord will have no liability for any failure or interruption of any Services or the Car Park Services:
(a)   during the proper inspection,  maintenance, repair or replacement of any relevant Service Media or equipment; or
(b)   resulting  from a shortage of fuel,  water,  materials or labour  unless through the default of the Landlord its agents, contractors or employees; or
(c)   resulting from a breakdown of any equipment used in connection  with the provision of the Services or the Car Park Services unless through the default of the Landlord its agents, contractors or employees; or
(d)   resulting from any  non-negligent  non-malicious  or non-criminal act or omission of any  employee,  contractor or agent of the Landlord;
              or
(e)   for any other reason beyond the reasonable control of the Landlord.
11.2.4      In the  circumstances  mentioned in paragraphs  (a), (b), (c), and
          (d) in clause 11.2.3 above, the Landlord shall exercise best endeavours to restore the relevant Service or the Car Park Services as applicable without delay in the case of a material failure or interruption and in all other cases as soon as reasonably practicable.
11.2.5 The Landlord shall produce the Certificate to the Tenant as soon as practicable after the end of the Service Charge Year.
11.2.6 The Landlord shall, but at the reasonable cost of the Tenant, supply copies of any invoices and receipts for the Services and the Car Park Services within a reasonable time of the Tenant's written request for such copies.
11.3  Tenant's obligations
11.3.1 The Tenant shall pay the Service Charge Estimate and the Car Park Service Charge Estimate, and any VAT on them and the Service Charge Balance and the Car Park Service Charge Balance, and any VAT on them as provided in clause 7.1 (Tenant's obligation to pay rent).
11.3.2 If the date of this deed does not coincide with the beginning of a Service Charge Year, the Service Charge and the Car Park Service Charge due from the Tenant for the part of that Service Charge Year which is within the Term will be reduced by the proportion which the part of that Service Charge Year which is before the beginning of the Term bears to one year, and the Service Charge Estimate and the Car Park Service Charge Estimate for that part of that Service Charge Year will be adjusted accordingly.
11.3.3 If the end of the Term does not coincide with the end of a Service Charge Year, the Service Charge and the Car Park Service Charge due from the Tenant for the part of that Service Charge Year which is within the Term will be reduced by the proportion which the part of that Service Charge Year which is after the end of the Term bears to one year and shall be payable notwithstanding the end of the Term.
11.3.4 Apportionments made under clause 11.3.2 and 11.3.3 shall be computed as if the Landlord's Expenses and Car Park Expenses for
          the relevant Service Charge Year was incurred by equal daily amounts throughout each Service Charge Year.
11.4  Estimating  and  revising  the Service  Charge and the Car Park  Service
        Charge
11.4.1 The Landlord shall give the Tenant as soon as reasonably practicable a statement of the Service Charge Estimate and the Car Park Service Charge Estimate for each Service Charge Year. Until the statement has been given, the Service Charge Estimate and the Car Park Service Charge Estimate shall be payable at the rate of the Service Charge and the Car Park Service Charge for the previous Service Charge Year. Once the statement has been given, the remaining instalments of the Service Charge Estimate and the Car Park Service Charge Estimate and any VAT on them will be adjusted so as to provide for payment of the whole Service Charge Estimate and the Car Park Service Charge Estimate for that Service Charge Year to be paid during that year.
11.4.2 If, during a Service Charge Year, the Landlord reasonably expects the cost of the Services and the Car Park Services to increase materially above its previous estimate of the cost of the Services and the Car Park Services for that Service Charge Year, the Landlord may revise its estimate of those costs and the Service Charge Estimate and the Car Park Service Charge Estimate will be based on that revised estimate and the remaining instalments of the Service Charge Estimate and the Car Park Service Charge Estimate adjusted so that the revised Service Charge Estimate and the Car Park Service Charge Estimate will have been paid by the end of that Service Charge Year. The Landlord may revise the Service Charge Estimate and the Car Park Service Charge Estimate more than once in a Service Charge Year.
11.5  General provisions
11.5.1 In the absence of manifest error, the Certificate will be conclusive as to matters of fact referred to in the Certificate.
11.5.2 The Tenant shall have the right to challenge invoices and receipts relating to the Service Charge and/or the Car Park Service Charge but shall not be entitled to refuse to pay the Service Charge pending the resolution of any dispute;
11.5.3 The Landlord shall notify the Tenant in writing of any change in the date of the beginning of the Service Charge Year.
11.5.4 If the Service Charge or the Car Park Service Charge for any Service Charge Year is less than the Service Charge Estimate or the Car Park Service Charge Estimate (as applicable) (as and if revised), the balance will be credited against the instalments of the Service Charge Estimate or the Car Park Service Charge Estimate (as applicable) due from the Tenant in the following Service Charge Year, or, at the end of the Term, set off against any sums due from the Tenant to the Landlord with any balance being repaid to the Tenant.
11.5.5 The Landlord's Expenses and the Car Park Expenses for the Service Charge Year in which the beginning of the Term falls may include reasonable costs incurred by or provided for or on behalf of the Landlord before the beginning of the Term so far as they relate to Services or as applicable the Car Services which are to be provided during the Term. The Landlord's Expenses and the Car Park Expenses in any Service Charge Year may include provisions for reasonable expenses to be made after the end of the Term so far as such provisions are reasonable having regard to the Services or as applicable the Car Park Services which are provided during the Term.
11.5.6 The Landlord shall at the Tenant's request take reasonable and proper steps to enforce for the benefit of the Tenant, the Landlord and the other tenants of the Estate all remedies that may be available to the Landlord under the Construction Documents in respect of Inherent Defects in the Common Parts or the Car Park or both where such defects are due to any breach of obligation thereunder provided that:
(a)   before commencing legal  proceedings  Leading Counsel shall have advised in writing that any claim would have a reasonable chance of success;
(b)   before  seeking  such  advice the  Landlord  will have due regard to any representations made by the Tenant its solicitors or surveyors concerning the Inherent Defects and liability of any party under the Construction Documents and as to the choice of and content of the instructions to Leading Counsel;
(c)   the  Landlord  will permit the Tenant its  solicitors  and  surveyors to attend any consultation with Leading Counsel and will supply the Tenant with a copy of the written advice from such counsel and any note made by the Landlord or its solicitors of any advice tendered by such counsel in consultation;
(d)   The costs of taking such action (including all professional  fees) shall form part of the Landlord's Expenses or the Car Park Expenses (as applicable).
11.5.7 To the extent only that the Landlord recovers any sums under the Construction Documents in respect of Inherent Defects having used all reasonable endeavours to do so the Landlord shall after deduction of all proper and reasonable costs incurred by the Landlord forthwith refund to the Service Charge Account or the Car Park Service Charge Account as applicable any sums which it may have paid in respect of remedying Inherent Defects which form part of the Landlord's Expenses or the Car Park Expenses as applicable.
11.5.8 To the extent that the Landlord recovers (and it shall use all reasonable endeavours to recover the same) any cost or sums which the Landlord recovers from any third party or under any other clause, or from any insurance taken out by the Landlord where the Tenant is obliged to refund the Landlord the whole or any part of the premium; the Landlord shall after deduction of all proper and reasonable costs incurred by the Landlord refund to the Service Charge Account or the Car Park Service Charge Account as applicable any sums which it may have paid in respect of such items as Landlord's Expenses
11.6  Car Park Service Charge
11.6.1      In this Lease the following definitions also apply

     "Additional Car Park Charge"
              means a fair and proper proportion of the costs incurred by the Landlord of managing the Car Park as a direct result of the Tenant exercising the right granted to it under clause 11.6.2;

     "Car Park Certificate"
              means a statement prepared by the Landlord's Surveyor or the Landlord's Accountant, which shows the Car Park Service Charge Estimate, the Car Park Expenses, the Car Park Service Charge and the Car Park Service Charge Balance for the relevant Service Charge Year which statement shall be audited and certified by the Landlord's Account;

     "Car Park Expenses"
              means the reasonable and proper costs (including any VAT charged on such costs to the extent that the Landlord is not able to recover, offset or obtain a credit for such VAT from HM Customs & Excise) incurred or provided for by or on behalf of the Landlord in connection with all or any of the Car Park Services and:
(a)   a fair and  reasonable  proportion of any  reasonable  costs incurred or payable by the Landlord in respect of any party walls, fences or structures, Service Media or other conveniences and easements which are enjoyed by the tenants of the Estate in common with any adjoining property save to the extent that the Tenant is liable to contribute towards the same under clause 9.2;
(b)   the fees of managing  agents retained by the Landlord for the management of the Car Park (provided such fees in aggregate at all times do not exceed 12 per cent of the Car Park Service Charge other than the fees of the managing agents pursuant to this paragraph), the provision of the matters listed in this definition and the collection of the Car Park Service Charge Estimate and the Car Park Service Charge Balance due from the Tenant and the other occupiers of the Estate but not any such costs arising by reason of those rents or service charges being in arrears;
(c)   cost of  certification  of the Car Park  Certificate  by the  Landlord's
                  Accountant;
              but excluding:
(i)   subject to  paragraph  (b) above any fees and expenses  attributable  to the collection of rent and other sums due from tenants and other occupiers of the Estate;
(ii)  the costs of the initial  construction  equipment and fitting out of the
                       Car Park so that they are ready and available for initial use by the tenants and occupiers of the Estate or by the public;
(iii) the cost of  remedying  defects or  completing  outstanding  works to be remedied or completed under provisions for remedying defects or remedying or completing outstanding works in the Construction Documents;
(iv)  the costs of  complying  with the Planning  Agreements  and the Car Park
                       Agreement (to the extent that such compliance does not benefit the Tenant) and paragraph (c) of the definition of Car Park Services;
(v)   the cost of monitoring the  Environment  Agency  boreholes on the Estate and any continued water monitoring pursuant to condition 11 of the Planning Permission dated 24 December 1997 (97/75707) and taking any required actions to protect ground water;
(vi)  the cost of making good any  material  damage  sustained to the Car Park during such times as the general public are entitled to use or gain access to the Car Park pursuant to the Car Park Management Agreement unless such damage is caused by the Tenant or any subtenant or occupier of the Estate and their employees, contractors or agents;
(vii) any  increase  in the  costs of the  Landlord  insuring  the Car Park in accordance with the terms of this Lease (including for the avoidance of doubt increase excess and charges) arising as a result of the proposed use by the general public as referred to at paragraph (vi) above;
(viii)      any costs  incurred in providing  additional  security  (including for the avoidance of doubt security guards, CCTV and equipment) as a result of the proposed use by the general public as referred to at paragraph (vi) above to the extent that such facilities are only available when the Car Park is open to the general public;
(ix)  any cost of providing,  operating,  inspecting,  maintaining,  repairing and replacing any equipment, plant, machinery and signs and other materials which have been installed in Car Park exclusively as a result of the proposed use by the general public as referred to at paragraph (vi) above.

     "Car Park Services"
              means:
(a)   cleaning,  maintaining,  decorating,  treating, and keeping the Car Park in good repair and condition and,  where economic  repair is not possible, rebuilding and replacing the Car Park;
(b)   keeping the Car Park adequately lit;
(c)   without  unreasonable delay (but subject to it being lawful to do so and subject to prior  notification  by the  Tenant)  removing or procuring the removal of any car or other vehicle  occupying any space within the Car Park allocated to the Tenant;
(d)   removing any obstruction or hazard on the Car Park;
(e)   providing, operating, inspecting and maintaining,  repairing and keeping in good  working  order  and  where  economic  repair is not possible  replacing any  equipment,  plant and machinery and other materials,  which are either on the Car Park including any  Service  Media  or  used  in  providing  the  Car  Park
                  Services;
(f)   fuel and  Utilities  used on the Car Park or in  providing  the Car Park
                  Services;
(g)   providing,  maintaining and, when reasonably  necessary,  renewing signs and other suitable or necessary notices in the Car Park;
(h)   operating the Car Park for occupiers of the Estate and their visitors;
(i)   providing,  maintaining  and, when  reasonably  necessary,  replacing or altering  such  security  systems  on the Car  Park  for the benefit of the tenants or  occupiers  of the  Estate,  which the  Landlord (in the  interests of good estate  management)
                  reasonably  considers  appropriate and which may include the provision of alarms,  closed  circuit  television,  barriers
                  and  other  equipment,   and  security  guards  and  patrols
                  (whether   employed   by  the   Landlord   or   engaged   as
                  contractors);
(j)   insuring  the Car Park and any plant and  machinery  used in  connection with the provision of any of the Car Park  Services  against
                  the  Insured  Risks  for  their  full  reinstatement   cost,
                  including  the  cost  of  demolition  and  site   clearance,
                  temporary    works,    compliance   with   local   authority
                  requirements  in  connection  with any  works of  repair  or
                  reinstatement,    architects',    surveyors'    and    other
                  professional fees and other incidental  expenses and in each case with due allowance for inflation and VAT;
(k)   insuring  the  Landlord  against  third  party and public  liability  in connection  with  any  matter  relating  to the Car Park and preparing and settling any insurance  claim  relating to the
                  Car Park;
(l)   complying  with any  legislation  relating  to the Car Park  (other than works for which the  Landlord  or any tenant or  occupier is responsible);
(m)   complying   with  or,  where  the  Landlord   reasonably   considers  it
                  appropriate,  contesting  the  requirements  or proposals of the local or any other  competent  authority  in  respect of the Car Park  (other  than works for which the  Landlord  is responsible under the terms of this Lease);
(n)   complying  with the matters  referred to in clause 6.1 in so far as they relate to the Car Park (other  than those  matters for which the Landlord is responsible under the terms of this Lease);
(o)   abating  any  nuisance  to the Car Park so far as such  nuisance  is not caused by any tenant or occupiers of the Estate;
(p)   all present and future rates,  taxes, duties and assessments of whatever nature  charged  on or  payable  in  respect of the Car Park
                  (other than initial connection fees);
(q)   any other item,  work or service as shall be requested in writing by all of the tenants of the Estate;
(r)   providing  fire  detection,  prevention  and fighting  equipment and any signs or notices  required by the fire authority for the Car
                  Park  and   maintaining,   repairing  and,  when  necessary,
                  replacing such items;
(s)   providing and replacing refuse  containers for the tenants and occupiers of the Estate and arranging for the collection of refuse;
(t)   employing  or  arranging  for  the  employment  and the  termination  of employment  (but  excluding any costs  relating to claims of unfair  dismissal  unless  the  dismissal  is upheld to have been unfair and the dismissal  arose from a request from all of the  tenants on the Estate) of staff in  connection  with the  provision  of the  Car  Park  Services,  including  the
                  reasonable   costs  of   insurance,   pension   and  welfare
                  contributions  and the  provision  of  clothing,  tools  and equipment;
(u)   making such provisions as the Landlord reasonably considers  appropriate
                  (if any) for anticipated  future  expenditure  including the
                  provision  and  replacement  of  any  plant,   machinery  or
                  equipment  used  or to be used in  connection  with  the Car
                  Park  Services  provided  that any such  future  expenditure should first be met out of Reserves (if any);
(v)   leasing any item used in providing the Car Park Services;
(w)   obtaining  any   professional   advice  which  may  from  time  to  time
                  reasonably  and  properly  be  required  in  relation to the management  of the Car Park or the provision of the Car Park
                  Services;
(x)   any other works,  services or facilities which the Landlord from time to time  reasonably  considers  necessary  for the  purpose  of
                  maintaining,   improving  or  modernising  the  services  or
                  facilities in or for the Car Park, and which are for the general benefit of all, or substantially all, of the occupiers of the Estate and are in accordance with the principles of good estate management,
(y)   entering  into  and  complying  with  maintenance  and  other  contracts entered into for the provision of the Car Park Services;
              provided that in all cases such items are in accordance with the principles of good estate management.

     "Car Park Service Charge"
              means the Tenant's Proportion of 69 per cent of the Car Park Expenses in relation to the relevant Service Charge Year;

     "Car Park Service Charge Balance"
              means the shortfall, if any, between the Car Park Service Charge Estimate and Car Park Service Charge;

     "Car Park Service Charge Estimate"
              means the Tenant"s Proportion of 69 per cent of the amount which the Landlord's Accountant, reasonably estimates will be the total reasonable and proper cost of the Car Park Expenses in any Service Charge Year;

     "Local Authority"
              means the Royal Borough of Windsor & Maidenhead or a successor authority.

11.6.2 To the extent that the Landlord can grant the same pursuant to the Car Park Management Agreement the Tenant shall have the right subject to the Section 106 Agreement to park such cars at the weekend and on bank holidays (the "restricted times") in the Car Park as the Landlord in its reasonable discretion permits subject to the prior notification by the Tenant to the Landlord of the exercise of the right and subject further to payment of the Additional Car Park Charge Provided that the Tenant shall use reasonable endeavours to ensure that during restricted times:
(i)   car parking  spaces outside the Car Park will be used in priority to any spaces within the Car Park and
(ii)  car  parking  spaces  on  level  one of the  Car  Park  will  be used in priority to any spaces on other levels of the Car Park
              Provided Further that to the extent it is reasonably foreseeable the Tenant shall notify the Landlord of its requirement to use the Car Park during restricted times quarterly in advance.
11.6.3 If the Local Authority ceases to require the Car Park for public use as provided for in the Car Park Management Agreement or Section 106 Agreement then the definition of Common Parts in the Service Charge shall include the Car Park and the Car Park Service Charge provision shall cease to have effect (other than that the Tenant shall pay any balance of Car Park Service Charge due up to the date the Local Authority ceases to require the Car Park for public use).
12.   STATE AND CONDITION OF THE PREMISES
12.1  Repair
12.1.1 The Tenant shall repair the Premises and keep them in good and substantial repair and condition.
12.1.2 The Tenant shall keep all plant and machinery forming part of the Premises in good condition and working order, and replace any items of plant or machinery which become beyond repair with new ones of a type and quality reasonably satisfactory to the Landlord.
12.1.3 The Tenant shall enter into and maintain contracts for the maintenance of plant and machinery at the Premises, with reputable contractors.
12.1.4 The Tenant shall carry out all works and treatments to the Premises as are necessary to comply with repair and maintenance covenants imposed upon the Tenant by this Lease in relation to the Premises and to ensure the health and safety of people working at or visiting the Premises.
12.1.5 The Tenant shall regularly clean the inside and outside of the windows at the Premises.
12.1.6 The Tenant will not be liable under this clause 12.1 to the extent that the Landlord is obliged to carry out the relevant repair works under clause 10.2 (Reinstatement) or to the extent that the Landlord is prevented from carrying them out by reason of the matters referred to in paragraph (b) or (c) of clause 10.2.1 or to the extent if the Premises are destroyed or substantially damaged because of terrorism so as to be incapable of use for the Permitted Use.
12.2  Redecoration
12.2.1 The Tenant shall redecorate the inside of the Premises every five years, and in the last six months of the Term but not more frequently than once in any period of 12 months, and, on the last occasion, in colours and materials approved by the Landlord (such approval not to be unreasonably withheld or delayed).
12.2.2 The Tenant shall redecorate any appropriate exterior surfaces of the Premises in colours and materials approved by the Landlord (such approval not to be unreasonably withheld or delayed) every three years and in the last six months of the Term but not more frequently than once in any period of 12 months.
12.2.3 All redecoration is to be carried out to a good standard and in accordance with good modern practice and to the reasonable satisfaction of the Landlord.
12.2.4 The Tenant will not be obliged to redecorate the Premises while the Landlord is repairing or reinstating the Premises by reason of clause 10.2 (Reinstatement) to the extent that repair or reinstatement includes redecoration. The Tenant shall then redecorate the exterior and interior every three and five years respectively after the repair or reinstatement and in both cases in the last six months of the Term but not more frequently than once in any period of 12 months and otherwise in accordance with this clause 12.2.
12.2.5 The Tenant will not be obliged to redecorate the exterior of the Premises during the last year of the Term provided the Tenant has been granted a new lease of the Premises.
12.3  Alterations
12.3.1      The Tenant shall not:
(a)   construct  any new  building  or  structure  or install  any  additional
              Service Media on the Premises other than as set out in clause 12.3.2;
(b)   make any  structural  alterations  or additions  to the Premises  (other than minor openings in walls and slabs with Landlord's consent which shall not be unreasonably withheld); or
(c)   make any  alterations  or additions to the outside  parts or exterior of the Premises, including any material alterations to their appearance.
12.3.2 The Tenant shall not without the consent of the Landlord, such consent not to be unreasonably withheld or delayed, make any internal, non-structural alterations or additions to the Premises or install any plant or equipment on the roof.
12.3.3 The Tenant may, without the consent of the Landlord, erect, alter and remove, internal demountable partitioning or make any alterations to the Service Media which are internally within the Premises and exclusively serve the Premises and belong to the Landlord provided that:
(a)   such works will not result in a breach of paragraphs 12.3.1 or 12.3.2;
(b)   such  works  will  be  carried  out  to  the  relevant   regulatory  and
              professional standards generally recognised in the United Kingdom at the time the works are carried out; and
(c)   the Tenant provides detailed plans and specifications  showing the works to the Landlord prior to any such erection or works.
12.3.4 On any application for consent for alterations or additions the Tenant shall give the Landlord 3 copies of a specification and detailed drawings identifying the proposed works.
12.3.5 Unless otherwise required by the Landlord, the Tenant shall, at the end of the Term, remove any alterations or additions made to the Premises (and make good any damage caused by that removal to the reasonable satisfaction of the Landlord) and shall reinstate the Premises to their original layout and condition it being agreed that there shall be no obligation to reinstate at the end of the Term if the Tenant has entered into a new lease of the Premises containing covenants in similar terms to this clause 12.3 and PROVIDED THAT the Tenant shall not be obliged to remove the floor boxes installed at the Premises and reinstate the floor to the condition it was prior to their installation insofar as the floor has been altered by the installation of the floor boxes.
12.4  Signs and reletting notices
12.4.1 The Tenant and/or other authorised occupier(s) shall not display any signs or notices at the Premises which can be seen from outside the Premises, except one external sign giving the name and business of the Tenant (and/or other authorised occupier(s)), the size, style and position of which have been approved by the Landlord previously in writing such approval not to be unreasonably withheld. The Tenant shall be entitled to display a sign giving the name and business of the Tenant (and/or other authorised occupier(s)) on the Estate name board (if any) provided by the Landlord subject to obtaining the approval of the Landlord as aforesaid.
12.4.2 At the end of the Term the Tenant shall remove any signs at the Premises installed under clause 12.4.1 and will make good any damage caused by that removal to the reasonable satisfaction of the Landlord.
12.4.3 During the last six months of the Term the Tenant shall permit the Landlord to place a sign on the Premises for the reletting of the Premises as long as the sign does not unreasonably restrict the access of light or air to the Premises.
13.   USE OF THE PREMISES
13.1  The Permitted Use

        The Tenant shall not use the Premises except for the Permitted Use.
13.2  Restrictions on use

        The Tenant shall not:
13.2.1 use the Premises as an Employment Exchange or an office of the Department of Social Security or its successors at which the general public call without appointment;
13.2.2 leave the Premises unoccupied for a period of more than one month without first notifying the Landlord in writing and without making security arrangements at the Tenant's cost to the reasonable satisfaction of the Landlord;
13.2.3      do anything on the Premises which is illegal or immoral;
13.2.4 do anything on the Premises which would cause a nuisance or any damage to the Landlord or any of the other occupiers of the Estate or any owner or occupier of any other property near the Estate;
13.2.5      carry out any noisy,  noxious,  dangerous or offensive acts at the
          Premises;
13.2.6      store dangerous or inflammable  materials at the Premises,  unless they are:
(a)   of a type usually kept by persons  carrying on the same  business as the
              Tenant (or other occupier) or necessary for the operation of any plant or machinery;
(b)   kept in reasonable quantities; and
(c)   stored   safely   and   in   accordance   with   any   requirements   or
              recommendations of the insurers of the Premises;
13.2.7      allow waste to accumulate at the Premises;
13.2.8 allow any material which is deleterious, polluting or dangerous (to persons or property) to enter any Service Media or any adjoining property; nor
13.2.9      overload or obstruct any Service Media which serve the Premises,
13.3  Use of machinery

        The Tenant shall not use any machinery on the Premises in a manner which causes or may cause:
13.3.1 any damage to the fabric of the Premises or any strain on the structure of the Premises beyond that which it is designed to bear; or
13.3.2      any undue noise or vibration.
13.4  Fire and security precautions

        The Tenant shall comply with the requirements and recommendations of the fire authority and with any reasonable requirements of the Landlord relating to fire prevention and the provision of fire fighting equipment at the Premises and the reasonable requirements of the Landlord in relation to the security of the Premises while they are vacant.
13.5  Exclusion of warranty

        The Landlord does not warrant or represent that the Premises may be used for the Permitted Use or for any other purpose.
14.   DEALINGS
14.1  Definitions

        In this clause the following definitions apply:

     "Assignee"
              the proposed assignee;

     "Assignment"
              the proposed assignment;

     "Permitted Part"
(a)   a whole floor;
(b)   part of a floor or if part of a floor be  sub-let or  sub-underlet  then the remainder of that floor so that there shall be no more than two occupations of each floor;
14.2  General restrictions

        The Tenant shall not part with nor agree (unless such agreement is conditional upon obtaining the relevant Landlord's consent pursuant to this clause) to part with possession of the whole or part of the Premises or this Lease, nor allow any other person to occupy the whole or any part of the Premises, except as permitted by the remainder of this clause 14.
14.3  Assignments
14.3.1 The Tenant shall not assign any part (as opposed to the whole) of this Lease.
14.3.2 The Tenant shall not assign the whole of this Lease without the consent of the Landlord, such consent not to be unreasonably withheld or delayed.
14.3.3      The  Landlord  and the Tenant  agree  that,  for the  purposes  of section 19(1A) of the Landlord and Tenant Act 1927, the Landlord may refuse its consent to an assignment in any of the following circumstances:
(a)   if the  Tenant  has not paid all the Rent and  Insurance  Rent and other undisputed sums due under this Lease;
(b)   if in the proper opinion of the Landlord acting  reasonably the Assignee is not of sufficient financial standing to pay the Rent and other sums payable under this Lease and to comply with the tenant's obligations in this Lease (except where in the proper opinion of the Landlord acting reasonably acceptable security for such payments and such obligations is provided);
(c)   if,  where the  obligations  of the  Tenant  have been  guaranteed  by a member  of the  same  Group  as the  Tenant,  the  Assignee  is another member of that Group unless in the case of an assignment within the same Group as The Galileo Company only the assignee is guaranteed by Galileo International Inc. or a guarantor of equivalent status;
(d)   if the Assignee (being a body corporate) is not incorporated  within the
              UK, unless its proposed guarantor (and if more than one then all of them) (being a body corporate) is (or are) incorporated within the UK.
14.3.4      The  Landlord  and the Tenant  agree  that,  for the  purposes  of section 19(1A) of the Landlord and Tenant Act 1927, the Landlord may give its consent to an assignment subject to all or any of the following conditions:
(a)   that the Tenant enters into an authorised  guarantee  agreement no later than the date of the Assignment, which agreement is to be by deed, is to provide for a guarantee of all the obligations of the Assignee under this Lease from the date of the Assignment until the Assignee is released by virtue of the Landlord and Tenant (Covenants) Act 1995 (save in the case where The Galileo Company and/or Galileo International Inc. is liable to the Landlord under an authorised guarantee agreement pursuant to an assignment which has taken place prior to the twentieth anniversary of the commencement of the Term (but not otherwise) until the twentieth anniversary of the commencement of the Term if sooner), and which provides for all the matters permitted by section 16(5) of that Act and which is otherwise in accordance with section 16 of that Act and in a form reasonably required by the Landlord;
(b)   that,  where  reasonably  required by the Landlord,  the Assignee  shall procure a guarantor or guarantors, reasonably acceptable to the Landlord, to enter into a full guarantee and indemnity of the Assignee's obligations under this Lease, such guarantee and indemnity to be by deed and to be in the form of clause 21 (with such additions and amendments as are necessary to reflect the fact that the guarantee and indemnity is being entered into after the date of this deed and by means of a separate document) together with any additional provisions reasonably required by the Landlord;
(c)   that, if at any time before the Assignment the  circumstances set out in clause 14.3.3 apply, the Landlord may revoke its consent to the Assignment by written notice to the Tenant;
(d)   that the  Assignment is completed  within such time as may reasonably be specified by the Landlord not being less than two months.
14.3.5 Clauses 14.3.3 and 14.3.4 do not limit the right of the Landlord to refuse consent to an assignment on any other reasonable ground or to impose any other reasonable condition to its consent.
14.4  Underlettings
14.4.1 The Tenant shall not underlet or agree (unless such agreement is conditional upon obtaining the relevant Landlord's consent pursuant to this clause) to underlet any part of the Premises (as distinct from the whole) except by an underlease of a Permitted Part.
14.4.2 The Tenant shall not underlet the whole of the Premises or a Permitted Part, except in accordance with the remainder of this clause 14.4 and with clause 14.5 (Terms to be contained in any underlease) and then only with the consent of the Landlord, such consent not to be unreasonably withheld or delayed.
14.4.3      The  Tenant  shall not  underlet  the whole of the  Premises  or a
          Permitted Part without first obtaining from the undertenant a covenant by the undertenant with the Landlord to comply in the case of an underlease of the whole with the terms of this Lease on the part of the tenant, other than as to the payment of any Rent or other sums reserved as rent by this Lease, and to comply with the obligations on the undertenant in the underlease until the undertenant is released by virtue of the Landlord and Tenant (Covenants) Act 1995.
14.4.4 Any underlease of the whole of the Premises or of a Permitted Part shall be granted:
(a)   at a rent which is not less than the then open  market  rental  value of the whole of the Premises or the Permitted Part (as the case may be);
(b)   without a fine or premium; and
(c)   with the underlease rent payable not more than one quarter in advance.
14.4.5 The Tenant shall not grant any underlease of a Permitted Part until an order of a court of competent jurisdiction is made under section 38(4) of the Landlord and Tenant Act 1954 authorising an agreement excluding sections 24 to 28 (inclusive) from the tenancy to be created by the underlease. The Tenant shall supply the Landlord with a copy of the order (with the form of underlease) certified by solicitors as a true copy of the original for this purpose.
14.5  Terms to be contained in any underlease

        Any underlease of the whole shall contain the same obligations on the part of the undertenant and rights on the part of the landlord as are contained in this Lease (other than as to the amount of rent) and any underlease of the whole or a Permitted Part (save where otherwise specified below) shall contain the following terms:
14.5.1 an agreement in any underlease of a Permitted Part excluding sections 24 to 28 (inclusive) of the Landlord and Tenant Act 1954 from the tenancy created by the underlease;
14.5.2 (where the term of the underlease extends beyond a Review Date) a provision for the review of the rent in the same terms and on the same dates as the review of the Rent in this Lease;
14.5.3      a  provision   for  re-entry  in  the  same  terms  as  clause  18
          (Forfeiture);
14.5.4 an obligation on the undertenant not to deal with or dispose of its interest in the underlease, or part with possession of the whole or part of that interest or permit any other person to occupy the Premises or the Permitted Part (as the case may be) except as permitted by clause 14.11 (mutatis mutandis) and except, in the case of an underlease of the whole of the Premises, by way of:
(a)   an assignment of the whole of its interest in the Premises;
(b)   a charge of the whole of its  interest  in the  Premises  (other than by way of floating charge); or
(c)   a subunderlease of the whole of the Premises or a Permitted Part,

          or except in the case of an underlease of a Permitted Part by way of:
(d)   an assignment of the whole of its interest in the Permitted Part; or
(e)   a subunderlease of the Permitted Part,

          which may, in any event, only be made with the Landlord's consent, such consent not to be unreasonably withheld or delayed;
14.5.5 agreements between the Tenant and the undertenant in the same terms as clause 14.3.3 and 14.3.4 (mutatis mutandis);
14.5.6 an agreement between the Tenant and the undertenant expressed to be for the purposes of section 19(1A) of the Landlord and Tenant Act 1927 that the Tenant may give its consent to an assignment of the underlease subject to a condition that the proposed assignee of the underlease enters into a covenant with the Landlord to comply in the case of an underlease of the whole of the Premises with the terms of this Lease on the part of the tenant, other than as to the payment of any Rent or other sums reserved as rent by this Lease, and to comply with the obligations on the undertenant in the underlease, from the date the instrument of the assignment of the underlease is completed until the assignee of the underlease is released by virtue of the Landlord and Tenant (Covenants) Act 1995;
14.5.7      an acknowledgement in the terms of clause 14.3.5;
14.5.8 a provision that any document to be entered into by an assignee of the undertenant in fulfilment of a condition of consent to the assignment shall be in a form reasonably required by the Landlord; and
14.5.9 provisions in the same form as clauses 14.4.3, 14.4.4 and 14.4.5 but relating to the undertenant in place of the Tenant, the subundertenant in place of the undertenant and the grant of a subunderlease in place of the grant of an underlease.
14.6  Rent review in an underlease
14.6.1 The Tenant shall procure that the rent in any underlease is reviewed in accordance with the underlease but shall not instigate the review procedure until the review of rent under this Lease has been instigated provided the review procedures under this Lease are instigated within three months of the relevant review date.
14.6.2 If the rent review in an underlease is referred to a third party for determination, the Tenant shall:
(a)   where  practicable give the Landlord a reasonable  opportunity to supply
              evidence      to     the     Tenant     in      relation      to
              representations/counter-representations  to be made on behalf of the Tenant and the Tenant shall as soon as  practicable  provide copies  of such  representations/counter-representations  to the
              Landlord; and
(b)   keep the  Landlord  informed  as to the  progress  of that  third  party determination.
14.7  Further provisions relating to underleases
14.7.1 The Tenant shall take all reasonable steps to enforce the obligations of the undertenant in any underlease.
14.7.2 Where the Tenant has the right to grant consent to an assignment of an undertenant's interest in the Premises or a Permitted Part it shall not grant consent hereunder without the Landlord's consent such consent not to be unreasonably withheld or delayed and shall in any event require an authorised guarantee agreement in accordance with the underlease.
14.7.3 The Tenant shall not vary the terms of any underlease without the consent of the Landlord such consent not to be unreasonably withheld or delayed.
14.7.4 The Tenant shall notify the Landlord as soon as reasonably practicable if it accepts or agrees to accept a surrender of, or forfeit, any underlease.
14.7.5 The Tenant shall not grant an underlease for a term capable of lasting beyond the twentieth anniversary of the commencement of the Term unless the Tenant is capable of terminating any such underlease prior to the twentieth anniversary of the commencement of the Term.
14.8  Provisions relating to subunderleases

        The Tenant shall procure that any subunderlease, whether of the whole of the Premises or of a Permitted Part, contains terms:
14.8.1 in relation to the subunderlease and the undertenant and subundertenant equivalent to the terms set out or referred to in clause 14.5 (other than clauses 14.5.4 and 14.5.9); 14.6 and 14.7;
14.8.2 prohibiting the subundertenant from dealing with or disposing of its interest in the subunderlease or parting with possession of the whole or any part of that interest or permitting any other person to occupy the Premises or the Permitted Part (as the case may be) except as provided by clause 14.11 (mutatis mutandis) and except, with the consent of the Landlord (such consent not to be unreasonably withheld or delayed), in the case of a subunderlease of the whole of the Premises by way of:
(a)   an assignment of the whole of its interest in the Premises; or
(b)   a charge of the whole of its interest in the Premises,

          or in the case of a subunderlease of a Permitted Part by way of an assignment of the whole of its interest in the Permitted Part, and is otherwise consistent with the terms of this Lease.
14.9  Charging
14.9.1 The Tenant shall not charge or agree to charge any part of the Premises (as distinct from the whole).
14.9.2 The Tenant shall not charge or agree to charge the whole of the Premises (other than by way of floating charge) without the consent of the Landlord, such consent not to be unreasonably withheld or delayed.
14.10 Declarations of trust

        The Tenant shall not execute any declaration of trust of the whole or any part of its interest in the Premises or this Lease.
14.11 Group sharing of occupation

        If the Tenant, undertenant or sub undertenant is a company, it may share occupation of the Premises with one or more other companies which are within its Group on the following conditions:
14.11.1 the Tenant, undertenant or sub undertenant promptly notifies the Landlord in writing of the beginning and end of the arrangement;
14.11.2     no   relationship  of  landlord  and  tenant  is  created  by  the arrangement; and
14.11.3 the other companies vacate the Premises immediately if any of them ceases to be a member of the same Group as the Tenant undertenant or sub undertenant.
14.12 Registration of dealings and provision of information
14.12.1 Within one month of any dealing with, or devolution of, the Premises or a Permitted Part or this Lease or of any interest created out of them or it, the Tenant shall:
(a)   notify the Landlord in writing of that dealing or devolution;
(b)   give the Landlord a copy of any document  effecting  or  evidencing  the dealing or devolution and the copy will be certified by solicitors as a true copy of the original; and
(c)   pay the Landlord a reasonable registration fee of not less than GBP 25.
14.12.2 Registration of any dealing with or devolution of the Premises or this Lease or of any interest created out of them or it will not imply that the Landlord has considered or approved the terms of that dealing or devolution.
14.12.3 The Tenant shall give the Landlord written details of persons occupying the Premises and the basis upon which they occupy on request by the Landlord.
14.12.4 The Tenant shall apply to register this Lease and any assignment or other registrable disposition of this Lease at HM Land Registry within two months of the date of the grant of this Lease or the date of the instrument of the assignment or other disposition requiring registration (as the case may be).
15.   LEGAL REQUIREMENTS
15.1  Legislation

        The Tenant shall:
15.1.1 comply with all legislation affecting the Premises, their use and occupation, and the health and safety of persons working at or visiting the Premises, whether the legislation requires the owner, landlord, tenant or occupier to comply;
15.1.2 carry out any works to the Premises which are required by legislation;
15.1.3 obtain all licences and consents which are required under any legislation to use the Premises for the purposes permitted by this Lease or carry out any works or other activity at the Premises actually carried out;
15.1.4 at the end of the Term pay the Landlord a fair proportion of any compensation which the Tenant has received or which is receivable by the Tenant because of any restriction placed on the use of the Premises under any legislation;
15.1.5 not do or omit to do anything at the Premises which would result in
(a)   any part of the Estate failing to comply with any legislation; or
(b)   the  Landlord  incurring  any  cost,  penalty  or  liability  under  any legislation.
15.2  Notices relating to the Premises

        The Tenant shall:
15.2.1 give the Landlord a copy of any notice received by the Tenant, relating to the Premises or any occupier of them, or to the Landlord's interest in them, within 5 Working Days of having received it (or immediately if there are shorter time limits in the notice);
15.2.2 whether a notice requires compliance by the owner or occupier of the Premises, but subject to clause 15.2.3 and 15.2.4, comply with the terms of any such notice;
15.2.3 make, or join the Landlord in making, any objection or appeal against such notice, which the Landlord may reasonably require.
15.3  Planning
15.3.1      The Tenant shall comply with the Planning Acts.
15.3.2 The Tenant shall pay any charge imposed under the Planning Acts in respect of the use of the Premises (other than in respect of the Permitted Use), or any works carried out at the Premises.
15.3.3 The Tenant shall not apply for planning permission or make any other application under the Planning Acts affecting the Premises without the consent of the Landlord such consent not to be unreasonably withheld or delayed.
15.3.4 The Landlord may withhold consent to implementation if the Tenant has applied for the planning permission in breach of an obligation in this Lease, or if any time limit in the permission, or the inclusion or omission of any condition in or from the permission would, or would be likely to, prejudice the Landlord's interest in the Premises or the Estate.
15.3.5 In giving its consent to the Tenant implementing a planning permission, the Landlord may if reasonable, as a condition of that consent, require the Tenant to comply with all the conditions contained in the permission before the end of the term of years granted by this Lease, whether or not the permission imposes such time limits and, where reasonable, require the Tenant to provide security satisfactory to the Landlord for its compliance with the conditions in the permission (as modified by the above condition). The Tenant shall not implement the permission until that security is supplied.
15.3.6 If reasonably required by the Landlord, the Tenant shall appeal against any condition contained in a permission applied for by or on behalf of the Tenant.
15.4  The Construction (Design and Management) Regulations 1994
15.4.1 In this clause "Regulations" means the Construction (Design and Management) Regulations 1994 and "File" means the Health and Safety file for the Premises and works carried out to it, required by the Regulations and maintained in accordance with the Regulations and any Code of Practice or other guidance issued by any competent authority.
15.4.2 In respect of any works carried out by or on behalf of the Tenant ("Tenant's Works") (including any works of reinstatement which may be carried out after the end of the Term) to which the Regulations apply, the Tenant shall:
(a)   comply in all respects with the  Regulations and procure that any person involved in carrying such works  complies with the  Regulations;
              and
(b)   act as the only  client  in  respect  of the  Tenant's  Works  and where required by the Landlord serve a declaration to that effect on the Health and Safety Executive pursuant to Regulation 4 of the Regulations and give a copy of it to the Landlord.
15.4.3      The Tenant shall:
(a)   maintain and make the File  available to the Landlord for  inspection at all reasonable times;
(b)   on  reasonable  request  provide  copies of the whole or any part of the
              File to the Landlord; and
(c)   hand the File to the  Landlord  at the end of the Term unless the Tenant has entered into a renewal lease of the Premises on terms containing a similar clause.
15.4.4 In relation to works referred to in clause 15.4.2 the Tenant shall obtain all copyright licences which are needed for the Tenant to comply lawfully with this clause 15.4.
15.4.5 In relation to works referred to in clause 15.4.2 the Tenant shall use all reasonable endeavours to ensure that the copyright licences obtained by the Tenant shall:
(a)   be granted with a full title guarantee;
(b)   allow the Landlord and anyone  deriving  title  through or under them to take further copies of the File or any part of it for use in connection with the Tenant's Works;
(c)   be obtained without cost to any such person;
(d)   allow any such person to grant sub-licences on similar terms; and
(e)   be irrevocable.
15.4.6 In relation to any works carried out by any undertenant or other occupier of the Premises the Tenant shall use reasonable endeavours to ensure that the undertenant or other occupier so complies.
15.5  Defective Premises Act 1972
15.5.1 The Tenant shall give the Landlord written notice of any defect in the Premises which may make the Landlord liable to do, or not to do, any act to comply with the duty of care imposed by the Defective Premises Act 1972.
15.5.2 The Tenant shall display any notices at the Premises needed to enable the Landlord to comply with the Defective Premises Act 1972.
15.6  Regulations

        The Tenant shall comply with regulations which may reasonably be made by the Landlord from time to time and notified to the Tenant in writing to ensure the health and safety of persons at the Estate and generally for the proper management of the Estate.
15.7  No additional rights

        The Landlord will not be obliged to grant any additional rights to the Tenant or waive any of the Landlord's rights under this Lease in connection with the obligations of the Tenant in this clause 15.
16.   LANDLORD'S COVENANT FOR QUIET ENJOYMENT

     The Landlord agrees with the Tenant that the Tenant may hold and use the Premises during the Term without any interruption (except as authorised by this Lease) by the Landlord or by any person lawfully claiming through, under or in trust for the Landlord.
17.   LIMITS ON LANDLORD'S LIABILITY

     If the Landlord makes a request under section 6 or 7 of the Landlord and Tenant (Covenants) Act 1995 (Release from covenants on assignment of the reversion), the Tenant agrees not to unreasonably withhold or delay the release requested.
18.   FORFEITURE
18.1  Landlord's right of re-entry

        If any event set out in clause 18.2 occurs, the Landlord may forfeit this Lease and re-enter the Premises. The Term will then end, but without prejudice to any claim which the Landlord may have against the Tenant or a Guarantor or the Tenant against the Landlord for any failure to comply with the terms of this Lease.
18.2  Events giving rise to the Landlord's right of re-entry
18.2.1 The Rent or any other sum payable under this Lease has not been paid 15 Working Days after it became due, whether formally demanded or not.
18.2.2      The Tenant has failed to comply with the terms of this Lease.
18.2.3 The Tenant if an individual (or if more than one individual then any one of them):
(a)   has a bankruptcy order made against him;
(b)   is the  subject of an interim  order  under Part VIII of the  Insolvency
              Act 1986; or
(c)   enters into any  composition,  moratorium or other  arrangement with its creditors, whether or not in connection with any proceeding under the Insolvency Act 1986; or
(d)   a receiver of the income of the Premises is appointed  under section 101 of the Law of Property Act 1925.
18.2.4 In relation to a Tenant which is a body corporate (or if more than one body corporate then any one of them):
(a)   a voluntary arrangement is made under Part I of the Insolvency Act 1986;
(b)   an  administration  order is made  under Part II of the  Insolvency  Act
              1986;
(c)   a  receiver  (including  a  receiver  under  section  101 of the  Law of
              Property Act 1925) or administrative receiver of its property (or part of it) is appointed;
(d)   is wound up under Part IV or Part V of the  Insolvency  Act 1986  (other than a voluntary winding up whilst solvent for the purposes of and followed by a solvent reconstruction or amalgamation);
(e)   a scheme or  arrangement  is approved under section 425 of the Companies
              Act 1985.
18.2.5 The Tenant which is a body corporate (or if more than one body corporate then any of them):
(a)   enters  or  proposes  to  enter  into  any  arrangement,  moratorium  or composition (other than any referred to above) with its creditors; or
(b)   is dissolved,  or is removed from the Register of  Companies,  or ceases to exist (whether or not capable of reinstatement or reconstitution).

          Provided however that in the event that this Lease is mortgaged at the time of the proposed re-entry and the Landlord has been given notice of the existence of the mortgage then prior to such re-entry or proceedings therefor the Landlord will serve a notice of such proceedings and proposed re-entry on the mortgagee at the mortgagee's last known address.
19.   NOTICES IN CONNECTION WITH THIS LEASE
19.1 Where a notice is to be given in connection with this Lease, it must be given in writing and signed by or on behalf of the party giving it, unless it is stated that it need not be given in writing.
19.2 Any notice to be given in connection with this Lease will be validly served if sent by first class post, or registered post or recorded delivery and addressed to or personally delivered to:
19.2.1 the Landlord at the address given in this deed or such other address which the Landlord has notified to the Tenant in writing or if a company incorporated in England and Wales at its registered office;
19.2.2 the Tenant at the Premises at its registered office or its last known address;
19.2.3 subject to clause 19.2.4 a Guarantor at the Premises or its registered office or its last known address;
19.2.4 in the case of Galileo International Inc. to Messrs Richards Butler (quoting reference CHKS/99-7783) of Beaufort House, 15 St Botolph Street, London EC3A 7EE (or such other firm of solicitors resident in England or Wales as it may from time to time by written notice to the Landlord substitute).
19.3 Any notice or demand sent by post from within the UK and properly stamped and correctly addressed will be conclusively treated as having been delivered 2 Working Days after posting.
19.4 The Landlord and Tenant shall if possible give the other verbal notice of any matter affecting the Premises where emergency action is needed as well as written notice.
20.   MISCELLANEOUS
20.1  Landlord's rights to remedy default by the Tenant
20.1.1 If the Tenant fails to comply with any of its obligations in this Lease, the Landlord may give the Tenant written notice of that failure, and the Tenant shall:
(a)   immediately in the case of an emergency; and
(b)   otherwise  as soon as  reasonably  practicable,  but in any event within two months of such notice,

          begin and then, within a reasonable time, complete remedying that failure.
20.1.2      If the Tenant  does not comply with clause  20.1.1,  the  Landlord may enter the Premises and carry out any works which may be reasonably needed to remedy the Tenant's failure to comply with its obligations under this Lease.
20.1.3 Any costs incurred by the Landlord by reason of clause 20.1.2 will be a debt due from the Tenant payable on demand and may be recovered by the Landlord as if it were additional rent.
20.2  Tenant to provide information
20.2.1 The Tenant shall give the Landlord any information or documents which the Landlord reasonably requests to show that the Tenant is complying with its obligations in this Lease.
20.2.2 As soon as practicable on becoming aware of such matters the Tenant shall give the Landlord immediate written notice of any defect or default which may make the Landlord liable to the Tenant or any third party.
20.3  Tenant's indemnity

        The Tenant agrees to indemnify the Landlord at all times (both during and after the Term) against all charges, claims, proceedings, liabilities, damages, losses, costs and expenses arising directly or indirectly from:
20.3.1      the state of repair of the Premises;
20.3.2 any works carried out at the Premises by the Tenant or occupier or person under its or their control;
20.3.3      any material breach of the Tenant's obligations in this Lease;
20.3.4      any act or omission of the Tenant.
20.4  Tenant's acknowledgement

        The Tenant acknowledges that it has not entered into this Lease in reliance on any representation made by or on behalf of the Landlord.
20.5  Guarantor

        The Tenant shall procure that a Guarantor enters into any deed or document which is supplemental to this deed and which is entered into before that Guarantor is released by virtue of the Landlord and Tenant (Covenants) Act 1995.
20.6  Qualification of Landlord's liability

        The Landlord will not be liable to the Tenant or any other person for:
20.6.1 any damage to person or property arising from any non negligent act, omission or misfeasance by the Landlord, or its employees, agents or independent contractors, or by any other tenant or occupier of the Estate, or from the state and condition of the
          Premises or of any other part of the Estate or any adjoining property of the Landlord;
20.6.2 any interruption to the supply of Utilities to the Premises or other parts of the Estate where this is caused by something outside the control of the Landlord and is not necessary for the purposes of good estate management;
20.6.3 any accidental damage to the Premises or to any property of the Tenant or any other occupier of the Premises or their employees, agents or independent contractors where this is caused by something outside the control of the Landlord provided that such damage is not caused by the negligent act or omission of the Landlord;
20.6.4 any accidental damage to any person occurring during the performance by or on behalf of the Landlord of any service which the Tenant or other authorised occupier of the Premises has requested the Landlord to carry out which is not obliged to carry out under the provisions of this Lease;
20.6.5 any failure to perform any obligation in this Lease, unless the Tenant has given the Landlord written notice of the facts giving rise to that failure and allowed the Landlord a reasonable time to remedy the matter;
20.6.6      any act or omission of any other tenant or occupier of the Estate.
20.7  Sale of goods after end of Term
20.7.1 The Tenant irrevocably appoints the Landlord as its agent to store or dispose of any items left by the Tenant at the Premises more than 10 Working Days after the end of the Term.
20.7.2 The Landlord may store or dispose of such items after that time as it thinks fit and without any liability to the Tenant, other than to account to the Tenant for the proceeds of sale, after deducting any costs of sale or storage incurred by the Landlord.
20.7.3 The Tenant agrees to indemnify the Landlord against any liability incurred by the Landlord by reason of the Landlord disposing of any items left at the Premises which do not belong to the Tenant, but which the Landlord believed did belong to the Tenant, which will be presumed unless the contrary is proved.
20.8  Arbitration

        Where this Lease refers to a dispute being referred to arbitration, it will be referred to a single arbitrator who will act in accordance with the Arbitration Act 1996, and the referral will be a submission to arbitration in accordance with that Act.
21.   ENVIRONMENTAL PROVISIONS

     In this clause 21, the following words have the following meaning:

     "Environment"
              means land, including any natural or man-made structures; water, including ground waters and water in drains and sewers; and air;

     "Environmental Laws"
              means all or any applicable legislation or common law with regard to or concerning the pollution or protection of the environment or harm to or the protection of human health or the health of animals or plants or nuisance;

     "Environmental Liability"
              means any liability of the Landlord and/or the Tenant under Environmental Laws (including, without limitation, liability under Environmental Laws to undertake or pay for Remedial Works);

     "Hazardous Material"
              means all waste, pollutants, contaminants and other hazardous, toxic, noxious, flammable or corrosive matter (including all materials listed or regulated as hazardous, toxic, noxious, flammable or corrosive under Environmental Laws);

     "Remedial Works"
              means any steps reasonably necessary (having regard to Environmental Laws) for limiting, removing, remedying, cleaning-up, abating, containing, preventing, monitoring or ameliorating damage to the Environment;
21.1 Notwithstanding any other term in this Lease, the Tenant shall not be responsible for any Environmental Liability:
(a)   arising in respect of the Premises  and/or Estate in connection with any
              Hazardous Material present on at or under or emanating from the Premises and/or the Estate on or before the earlier of the date of this Lease or the date upon which the Tenant first has access to the Premises or which has been present or at or under or emanating from the Premises or the Estate on or before the earlier of such dates (unless arising out of the Tenant's act or omission (which shall not include any omission to carry out Remedial Works in connection with any Hazardous Material present or which has been present or related to the condition of the Premises and/or the Estate on the earlier of the date of the Lease or the date upon which the Tenant first has access to the Premises, unless resulting from the Tenant's act)); or
(b)   resulting  from  material  damage  to the  Estate  and/or  the  Premises arising out of the Landlord's negligent act or default.
21.2 In the event that any Environmental Liability claim is made against the Tenant in connection with any Hazardous Material present on at or under or emanating from the Premises and/or the Estate on or before the earlier of the date of this Lease or the date upon which the Tenant first has access to the Premises or which has been present or at or under or emanating from the Premises and/or the Estate on or before the earlier of such dates (unless arising as referred to in clause 21.1(a)), the Landlord will indemnify the Tenant against any costs liabilities or losses (including those set out in (b) to (d) below) and the cost of settling such claim which the Tenant may suffer or properly incur arising out of any such claim provided that:
(a)   without  limiting the  provisions of sub-clause  21.3 below no claim may be brought by the Tenant unless the Tenant shall have given to the Landlord prior to the expiry of the Term or any period of holding over at the end of the Term written notice specifying any potential or actual claim provided that the Tenant had notice of such claim prior to the expiry of the Term or any period of holding over at the end of the Term;
(b)   the  Tenant  will  pass  copies  of all  Court  documents  and/or  other communications received by the Tenant in connection with such claim as soon as reasonably practicable to the Landlord;
(c)   the  Tenant  will not deal  with or  attempt  to settle  any such  claim without the Landlord's prior written consent, such consent not to be unreasonably refused or withheld where the failure to settle a claim will result in personal liability on the part of the Tenant or interruption to the Tenant's use of the Premises;
(d)   the  Landlord at the  Landlord's  expense will be entitled to conduct in the Tenant's name the defence or settlement of any such claim or the prosecution of any claim for any damages or otherwise and the Tenant will provide at the Landlord's cost all information and assistance to the Landlord which it reasonably requires in connection with such matters.
21.3 The Tenant will notify the Landlord if it becomes aware of any circumstances which it knows may give rise to Environmental Liability arising in respect of the Premises and/or the Estate.

Insofar as there is any Environmental  Liability  connected with the Estate as a result of the act or omission of any person after the earlier of the dates referred to in sub-clause 21.1 above (other than the Landlord or any person authorised by the Landlord) which gives rise to any sum in the Service Charge and the Car Park Service Charge (including the cost of carrying out any Remedial Works) the Landlord agrees to take reasonable and proper steps to enforce for the benefit of the Tenant, the Landlord and the other tenants of the Estate all lawful remedies that may be properly be available to the Landlord against the party responsible for causing the
          Environmental Liability and/or shall make a claim under any insurance policy benefiting the Estate to the extent that such policy covers the damage caused, Provided that before commencing legal proceedings Leading Counsel shall have advised the Landlord in writing that any claim would have a reasonable chance of success and provided further that the costs of taking such action (including professional fees) shall form part of the Landlord's Expenses or the Car Park Expenses as appropriate. For the avoidance of doubt the Tenant will not be responsible under the Service Charge or the Car Park Service Charge for any costs incurred by the Landlord arising out of matters referred to in clause 21.1 above (unless arising out of the Tenant's act or omission (which shall not include any omission to carry out Remedial Works in connection with any Hazardous Material present or which has been present or related to the condition of the Premises and or the Estate on the earlier of the date of the Lease or the date upon which the Tenant first has access to the Premises, unless resulting from the Tenant's act)).
21.4.2 To the extent only that the Landlord recovers any sums in accordance with sub-clause 21.4.1. above the Landlord shall after deduction of all reasonable and proper costs incurred by the Landlord refund any such sums to the Service Charge Account or the Car Park Service Charge Account as appropriate.
22.   GUARANTEE AND INDEMNITY
22.1  Guarantee
22.1.1 In consideration of the grant of this deed to the Tenant, the Guarantor irrevocably and unconditionally guarantees to the Landlord that:
(a)   the  Rent  and  other  sums  due  under  this  Lease  will be  duly  and punctually paid, and that all the other obligations of the Tenant in this Lease will be duly performed and complied with, in either case whether during or after the end of the Term; and
(b)   the  Tenant  will  comply  with the  obligations  it enters  into in any authorised guarantee agreement entered into by it pursuant to this Lease.

        The Guarantor agrees that if at any time the Rent or other sums due under this Lease (or any authorised guarantee agreement entered into by the Tenant pursuant to this Lease) are not paid on their due date, or any of the other obligations of the Tenant in this Lease (or any authorised guarantee agreement entered into by the Tenant pursuant to this Lease) are not duly performed and complied with, it shall, on demand, pay such sum or perform or comply with such obligation.
22.2  Principal Debtor

        As a separate and independent obligation for so long as the Guarantor is liable under clause 22.1 the Guarantor agrees that if any sum or obligation expressed to be guaranteed under this clause is not recoverable from or enforceable against the Guarantor on the basis of a guarantee (for whatever reason), the Guarantor shall be liable as sole or principal debtor in respect of such sum or obligation and which shall be paid, performed or complied with by the Guarantor on demand.
22.3  Indemnity

        As a separate and independent obligation for so long as the Guarantor is liable under clause 22.1 the Guarantor agrees to indemnify the Landlord and keep the Landlord indemnified against any costs, loss, expense or liability resulting from:
22.3.1 the failure of the Tenant duly and punctually to pay the Rent and other sums due under this Lease or to perform and materially comply with its obligations in this Lease (or in any authorised guarantee agreement entered into by the Tenant pursuant to this Lease);
22.3.2 any of the obligations on the Tenant in this Lease (or in any authorised guarantee agreement entered into by the Tenant pursuant to this Lease) being or becoming void, voidable or unenforceable by the Landlord against the Tenant;
22.3.3      this  Lease  (or  the   Tenant's   obligations   under  it)  being
          disclaimed;
22.3.4 this Lease being surrendered by a liquidator or trustee in bankruptcy of the Tenant, or becoming forfeited;
22.3.5 the Tenant or any other person who is liable entering into any arrangement or composition with any of its creditors (whether or not such arrangement or composition binds or is expressed to bind the Landlord); or
22.3.6 the Tenant (being a body corporate) ceasing to exist (whether or not capable of reconstitution or reinstatement), and to pay on demand to the Landlord the amount of such cost, loss, expense or liability, whether or not the Landlord has sought to enforce any rights against the Tenant.
22.4  No discharge of Guarantor

        Without  prejudice  to  section  18(3)  of  the  Landlord  and  Tenant
        (Covenants) Act 1995 (Effect of variations on guarantors), the Guarantor's liability under this clause will remain in full force and effect and will not be released, nor will the rights of the Landlord be prejudiced or affected by of the following:
22.4.1      any time,  indulgence or concession granted by the Landlord to the
          Tenant;
22.4.2 the Landlord dealing with, exchanging, varying or failing to perfect or enforce any of its rights or remedies against the Tenant;
22.4.3 the existence of or dealing with, varying or failing to perfect or enforce any other rights or security which the Landlord may have or acquire against the Tenant in respect of its obligations under this Lease;
22.4.4 any variation of, addition to or reduction from, the terms of this Lease whether or not the same is substantial or is prejudicial to the Guarantor or confers only a personal right or obligation;
22.4.5 any non-acceptance of the Rent or other sums due from the Tenant under this Lease, in circumstances where the Landlord acting reasonably has reason to suspect a breach of its obligations in this Lease;
22.4.6      the  occurrence  of  any of  the  events  set  out  in  clause  18
          (Forfeiture);
22.4.7 a surrender of part of the Premises, except that the Guarantor will have no liability in relation to the surrendered part in respect of any period after the date of the surrender;
22.4.8 any incapacity, disability or change in the constitution, status or name of the Tenant or the Landlord;
22.4.9 any amalgamation, merger or reconstruction by the Landlord with any other person or the acquisition of the whole or any part of its assets or undertaking by any other person;
22.4.10 any voluntary arrangement entered into by the Tenant or any other person who is liable with all or any of its creditors (whether or not such arrangement binds or is expressed to bind the Landlord);
22.4.11 any other act or thing by virtue of which, but for this provision, the Guarantor would have been released or discharged from its obligations under this clause, or the rights of the Landlord would have been prejudiced or affected, other than a release by deed, entered into by the Landlord, in accordance with the terms of such deed and the parties acknowledge that each of the matters listed above is separate and independent and is not to be interpreted in the light of any other.
22.5  Waiver by Guarantor of its rights
22.5.1 Until all the liabilities expressed to be guaranteed by the Guarantor under this clause have been paid, discharged or satisfied irrevocably and in full, the Guarantor agrees not, without the consent of the Landlord, to:
(a)   exercise  any of its rights in respect of the  liabilities  expressed to be guaranteed under this clause against the Tenant or any other person who is liable;
(b)   demand or accept any  security  from the Tenant or any other  person who is liable in respect of the obligations of the Guarantor under this clause or in respect of any indebtedness due to the Guarantor from the Tenant or any other person who is liable, and any security received by the Guarantor in breach of the above or any such security held by the Guarantor at the date of this deed shall be held by the Guarantor on trust for the Landlord and delivered to the Landlord on demand;
(c)   claim any legal or equitable set-off or counterclaim  against the Tenant or any other person who is liable; or
(d)   claim or prove in  competition  with the Landlord in the  liquidation or bankruptcy or in any administration or receivership of the Tenant or any other person who is liable, or have the benefit of or share in any payment or distribution from or composition or arrangement with the Tenant or any other person who is liable, and any money or other property received by the Guarantor in breach of this provision shall be held by the Guarantor on trust for the Landlord and delivered to the Landlord on demand.
22.5.2 The obligations of the Guarantor may be enforced by the Landlord against the Guarantor:
(a)   at its discretion and without first  enforcing or seeking to enforce its rights against the Tenant or any other person who is liable or exercising its rights under any other security or resorting to any other means of payment;
(b)   as primary obligations and not merely as obligations of a surety.
22.6  Payments in gross

        All dividends, compositions and moneys received by the Landlord from the Tenant or any other person which are capable of being applied by the Landlord in satisfaction of the liabilities expressed to be guaranteed under this clause, will be regarded for all purposes as payments in gross, and will not prejudice the right of the Landlord to recover from the Guarantor the ultimate balance which, after receipt of such dividends, compositions and moneys, may remain owing or expressed to be owing to the Landlord.
22.7  Guarantor to take a new lease
22.7.1      In this clause a "Relevant Event" is:
(a)   the surrender or disclaimer of this Lease,  or the Tenant's  obligations under it by a liquidator or trustee in bankruptcy of the Tenant;
(b)   the disclaimer of this Lease after it has become bona vacantia;
(c)   the forfeiture of this Lease; or
(d)   the Tenant  (being a body  corporate)  ceasing to exist  (whether or not capable of being reconstituted or reinstated).
22.7.2 If a Relevant Event occurs the Guarantor agrees, at the request of the Landlord made within 12 months following the Landlord having notice of the Relevant Event, to take a new lease of the Premises from the Landlord.
22.7.3      Such new lease shall:
(a)   be for a term  commencing on the date of the Relevant Event and be equal to the unexpired residue of the term of years granted by this Lease (or the residue which would be unexpired but for the Relevant Event) as at the date of the Relevant Event;
(b)   reserve a rent  equal to the Rent  reserved  by this  Lease  immediately before the Relevant Event and otherwise be on the same terms as this Lease (other than this clause) but with no provision for a rent-free period; and
(c)   take effect from the date of the Relevant Event.
22.7.4 The new lease will take effect subject to this Lease, if and to the extent that it is still subsisting, and subject to any underlease or other interest created or permitted by the Tenant.
22.7.5 The Guarantor shall pay the Landlord's proper costs in connection with the grant of such new lease and shall execute, deliver and pay the stamp duty on a counterpart of it to the Landlord.
22.7.6 If the Landlord does not require the Guarantor to take a new lease of the Premises, the Guarantor shall nevertheless pay on demand to the Landlord a sum equal to the Rent and other sums due under this Lease which would have been payable but for the Relevant Event in respect of the period from the date of the Relevant Event until 12 months after it or, if sooner, the date the Premises are re-let.
22.8  Supplementary provisions
22.8.1 In this clause 22 a reference to "this clause" is a reference to the whole of this clause 22.
22.8.2 This guarantee and indemnity is in addition to any other security or any other right or remedy held by or available to the Landlord from time to time.
22.8.3 As and when called upon to do so by either the Landlord or the Tenant, the Guarantor shall enter into any Supplemental Document (by deed if required) for the purpose of consenting to the Tenant entering into such Supplemental Document and confirming that, subject only to section 18(3) of the Landlord and Tenant (Covenants) Act 1995 (Effect of variations on guarantors), all the obligations of the Guarantor will remain in full force and effect in respect of this Lease.
22.8.4 The Guarantor agrees to pay to the Landlord on demand, and on an indemnity basis, all proper legal and other costs and charges which may be payable by the Landlord in relation to the enforcement of the Guarantor's obligations in this clause.
22.8.5 The Guarantor agrees to pay interest on each amount demanded of it under this clause, at the Interest Rate until payment (both before and after any judgment), except that where the sum demanded from the Guarantor is interest due from the Tenant at that rate and is paid by the Guarantor immediately on demand, the Guarantor will not be liable to pay further interest on that sum.
22.8.6 Each of the provisions of this clause is distinct and severable from the others, and if at any time one or more such provisions is or becomes illegal, invalid or unenforceable (either wholly or to any extent), the validity, legality and enforceability of the remaining provisions (or the same provision to any other extent) will not be affected or impaired.
22.8.7 The rights of the Landlord under this clause will enure for the benefit of the Landlord and its successors in title without any need for any express assignment of them.
23.   NEW OR OLD LEASE

     This Lease is a new tenancy for the purposes of Section 1 of the Landlord and Tenant (Covenants) Act 1995.
24.   TENANT'S OPTION TO DETERMINE
24.1 In this clause "Termination Date" means the twentieth anniversary of the commencement of the Term.
24.2 The Tenant may determine the Term on the Termination Date by giving the Landlord not less than 12 months' written notice, which notice must be expressed to be given under section 24(2) of the Landlord and Tenant Act 1954. The Term will then determine on the Termination Date and the Tenant shall yield up the Premises in accordance with clause 12.3.5 and with full vacant possession, but without prejudice to any rights of any party against any other for any antecedent breach of its obligations under this Lease.
24.3 The Tenant will cancel any registration it has made in connection with this clause within one month of the Termination Date.
24.4  Time will be of the essence for the purposes of this clause.
24.5 If the Tenant does not exercise its rights under this clause and a new tenancy is granted by virtue of any rights which the Tenant may have at the relevant time, the Landlord (without acknowledging that any such rights will or may exist) and the Tenant agree that the new tenancy will not contain provisions equivalent or similar to this clause unless the Landlord and the Tenant expressly agree otherwise.
25.   jurisdiction

     This Lease shall be construed in accordance with English Law and the parties hereto hereby submit to the non-exclusive jurisdiction of the English Court and the Guarantor hereby:-
25.1 Waives any right which it may have to object to service of process, the commencement and/or the pursuing of any proceedings commenced by the Landlord in an English Court or a State or District Court;
25.2 Acknowledges that it accepts the choice of English Law as the law of construction for the purposes of this Lease; and
25.3 Accepts that the making of a claim and/or the commencement of and/or the pursuing of proceedings against the Guarantor in any jurisdiction shall not preclude the subsequent making of a claim or the commencement or pursuing of proceedings in any other jurisdiction.



IN WITNESS of which this deed has been duly executed and is delivered on the date written at the beginning of this deed.



The common seal of GLASGOW CITY     )
COUNCIL was affixed to this deed in the   )
presence of:                        )


                                    Proper Officer




The common seal of THE GALILEO      )
COMPANY was affixed to this deed    )
in the presence of:                 )


                               Director              /s/    Paul H. Bristow


                               Director/Secretary    /s/    Baker    de   Araujo


The common seal of GALILEO          )
INTERNATIONAL, Inc. was affixed     )
to this deed in the presence of     )


                               Authorised Signatory          /s/  Paul H.Bristow


                                    Authorised Signatory

Exhibit 10.2

                              CONFORMED COPY


                              Amendment No. 1
                                    to
                             Credit Agreement


      Amendment dated as of July 21, 1999 to the Credit Agreement dated as of June 5, 1998 (the "Credit Agreement") among Galileo Canada ULC, the lenders party thereto and Bank of Montreal, as Agent.


                            W i t n e s s e t h

      Whereas, the parties hereto desire to amend the Credit Agreement as more fully set below;


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


     Section 2. Amendment to the Credit Agreement. Pricing Schedule A annexed hereto is hereby substituted for the Pricing Schedule A annexed to the Credit Agreement.


     Section 3. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of Illinois.


     Section 4. Counterparts. This Amendment may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

     Section 5. Effectiveness. This Amendment shall become effective on the date when the Agent shall have received from each of the Borrower and the Required Banks a counterpart hereof signed by such party or facsimile or other written confirmation (in form satisfactory to the Agent) that such party has signed a counterpart hereof and the written consent of the Guarantor.

                                       Galileo Canada ULC



                                       By:         /s/ Paul H. Bristow
                                           Title   Senior Vice President
                                                      Chief Financial
                                          Officer

                                       Bank of Montreal, individually and
                                          as Agent



                                       By:         /s/ Patrice C. Wetzel
                                          Title   Director


                           Pricing Schedule A



      Each of the terms "Euro-Dollar Margin" and "CD Margin" means, for any date, the per annum rates set forth below in the row opposite such term and in the column corresponding to the "Pricing Level" that applies at such date:


               Level I        Level II       Level III    Level IV      Level V

CD Margin       0.300%         0.300%         0.350%       0.425%        0.750%

Euro-Dollar     0.300%         0.300%         0.350%       0.425%        0.750%
Margin

      For  purposes  of  this  Schedule,   the  following  terms  have  the
following meanings:

            "Applicable Cash Flow Ratio" means, on any day, the Cash Flow Ratio (as defined in the Guaranty) on the last day of the most recently ended fiscal quarter of the Guarantor for which the Guarantor has delivered financial statements pursuant to
      Section 3.01(a) or 3.01(b) of the Guaranty, as the case may be, provided that at any time a Default exists under Section 3.01(a), 3.01(b) or 3.01(c) of the Guaranty, the Applicable Cash Flow Ratio shall be deemed to be greater than or equal to 2.0 to 1.

            "Level I Pricing" applies at any date if, at such date, the Applicable Cash Flow Ratio is less than .25 to 1.

            "Level II Pricing" applies at any date if, at such date, the Applicable Cash Flow Ratio is greater than or equal to .25 to 1 but less than .50 to 1.

            "Level III Pricing" applies at any date if, at such date, the Applicable Cash Flow Ratio is greater than or equal to .50 to 1 but less than 1.0 to 1.

            "Level IV Pricing" applies at any date if, at such date, the Applicable Cash Flow Ratio is greater than or equal to 1.0 to 1 but less than 2.0 to 1.

            "Level V Pricing" applies at any date if, at such date, no other Pricing Level applies.

            "Pricing  Level"  refers  to  the  determination  of  which  of
      Level I  Pricing,  Level II  Pricing,   Level III  Pricing,  Level IV
      Pricing or Level V Pricing applies at any date.




                  Guarantor's Acknowledgement and Consent


      The undersigned, Galileo International, Inc. has heretofore executed and delivered a Guaranty Agreement dated as of June 5, 1998 (as amended, the "Guaranty") in favor of Bank of Montreal, as Agent and Bank of Montreal and the other lenders which are or may from time to time become "Banks" party to the Credit Agreement dated as of June 5, 1998 among Galileo Canada ULC, the lenders party thereto and Bank of Montreal, as Agent, and hereby consents to the Amendment to the Credit Agreement as set forth above and confirms that the Guaranty and all of the undersigned's obligations thereunder remain in full force and effect. The undersigned further agrees that the consent of the undersigned to any further amendments to the Credit Agreement shall not be required as a result of this consent having been obtained, except to the extent, if any, required by the Guaranty.

                                       Galileo International, Inc.

                                       By:     /s/ Paul H. Bristow
                                       Title:   Senior Vice President
                                                   Chief Financial Officer

Exhibit 10.3
                                                            CONFORMED COPY

                                 AMENDMENT NO. 3
                                       TO
                               GUARANTY AGREEMENT


      AMENDMENT dated as of July 21, 1999 to the Guaranty Agreement dated as of June 5, 1998 (the "Guaranty") executed by Galileo International, Inc. (the "Guarantor") in favor of Bank of Montreal, as Agent and Bank of Montreal and the other lenders which are or may from time to time become "Banks" under the Credit Agreement dated as of June 5, 1998 among Galileo Canada ULC, the lenders party thereto and Bank of Montreal, as Agent.


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


     SECTION 2. Amendment to the Guaranty. The figure "$500,000,000" in the definition of "Restricted Payment" in Section 5.01 is changed to "$750,000,000".


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

                                       GALILEO INTERNATIONAL, INC.



                                       By:       /s/ Paul H. Bristow
                                         Title   Senior Vice President
                                         Chief Financial Officer


                                       BANK OF MONTREAL, individually and
                                          as Agent



                                       By:      /s/ Patrice C. Wetzel
                                         Title   Director

Exhibit 10.4


                           $200,000,000


           SECOND AMENDED AND RESTATED CREDIT AGREEMENT


                            dated as of


                           July 21, 1999


                    GALILEO INTERNATIONAL, INC.




           -----------------------------------------------------


                          J.P. Morgan Securities Inc.,
                                  Lead Arranger


            Morgan Guaranty Trust Company of New York,
                       Administrative Agent


          Bank of America National Trust and Savings Association,
                                Syndication Agent


                                Bank of Montreal,
                               Documentation Agent

               SECOND AMENDED AND RESTATED CREDIT AGREEMENT

      SECOND AMENDED AND RESTATED CREDIT AGREEMENT dated as of July 21, 1999 among GALILEO INTERNATIONAL, INC. (the ACompany@), the BANKS listed on the signature pages hereof (the ABanks@) and MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as Agent (the AAgent@).

                       W I T N E S S E T H :

      WHEREAS, the parties hereto have heretofore entered into an Amended and Restated Credit Agreement dated as of July 22, 1998, as amended as of November 18, 1998 and May 14, 1999 (the AAgreement@);

      WHEREAS, at the date hereof, there are no Loans outstanding under the Agreement; and

      WHEREAS, the parties hereto desire to amend the Agreement as set forth herein and to restate the Agreement in its entirety to read as set forth in the Agreement with the amendments specified below;

      NOW, THEREFORE, the parties hereto agree as follows:

      SECTION 1. Definitions; References. Unless otherwise specifically defined herein, each capitalized term used herein which is defined in the Agreement shall have the meaning assigned to such term in the Agreement. Each reference to Ahereof@, Ahereunder@, Aherein@ and Ahereby@ and each other similar reference and each reference to Athis Agreement@ and each other similar reference contained in the Agreement shall from and after the date hereof refer to the Agreement as amended and restated hereby. The term ANotes@ defined in the Agreement shall include from and after the date hereof the New Notes (as defined below).

      SECTION 2. Amendments to Definitions. Section 1.01 is amended as follows:

      (a) The definition of ATermination Date@ is amended by replacing the date AJuly 21, 1999@ with the date AJuly 19, 2000@; and

      (b) The figure A$500,000,000@ in the definition of ARestricted Payment@ is changed to A$750,000,000@.

      SECTION 3. New Pricing Schedules. The Pricing Schedule A and Pricing Schedule B annexed hereto is hereby substituted for the Pricing Schedule A and Pricing Schedule B, respectively, as annexed to the Agreement.

      SECTION 4. Updated Representations. Each reference to A1997@ and A1998@ in Section 4.04 is changed to A1998@ and A1999@, respectively.

      SECTION 5. Changes in Lenders. With effect from and including the date this Second Amendment and Restatement becomes effective in accordance with
Section 8, (i) each Person listed on the signature pages hereof which is not a party to the Agreement (a ANew Bank@) shall become a Bank party to the Agreement and (ii) the Commitment of each Bank shall be the amount set forth opposite the name of such Bank on the signature pages hereof. Any Bank whose Commitment is changed to zero shall upon such effectiveness cease to be a Bank party to the Agreement, and all accrued fees and other amounts payable under the Agreement for the account of such Bank shall be due and payable on such date; provided that the provisions of Sections 8.03 and 9.03 of the Agreement shall inure to the benefit of each such Bank with respect to the period during which such Bank was a Bank party to the Agreement.

      SECTION 6. Representations and Warranties. The Company represents and warrants that as of the date hereof and after giving effect hereto:

      (a)   no Default has occurred and is continuing; and

      (b) each representation and warranty of the Company set forth in the Agreement after giving effect to this Second Amendment and Restatement is true and correct as though made on and as of such date.

      SECTION 7. Governing Law. This Second Amendment and Restatement shall be governed by and construed in accordance with the laws of the State of New York.

      SECTION 8. Counterparts; Effectiveness. This Second Amendment and Restatement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Second Amendment and Restatement shall become effective on the date that each of the following conditions shall have been satisfied:

           (i) receipt by the Agent of duly executed counterparts hereof signed by each of the parties hereto (or, in the case of any party as to which an executed counterpart shall not have been received, the Agent shall have received telegraphic, telex or other written confirmation from such party of execution of a counterpart hereof by such party);

          (ii) receipt by the Agent of a duly executed Note of the Company for each of the New Banks (a ANew Note@), dated on or before date of effectiveness hereof and otherwise in compliance with Section 2.06 of the Agreement;

         (iii) receipt by the Agent of an opinion of Anthony C. Swanagan, Vice President-Legal of the Company, substantially in the form of Exhibit E to the Agreement with reference to this Second Amendment and Restatement, the Agreement as amended and restated hereby and the New Notes; and

          (iv) receipt by the Agent of all documents it may reasonably request relating to the existence of the Company, the corporate authority for and the validity of the Agreement as amended and restated hereby, the New Notes and any other matters relevant hereto, all in form and substance satisfactory to the Agent;

provided that this Second Amendment and Restatement shall not become effective or binding on any party hereto unless all of the foregoing conditions are satisfied not later than the date hereof. The Agent shall promptly notify the Company and the Banks of the effectiveness of this Second Amendment and Restatement, and such notice shall be conclusive and binding on all parties hereto.

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.



                              GALILEO INTERNATIONAL, INC.


                          By: /s/ Paul H. Bristow
                       Title: Senior Vice President and Chief Financial Officer
                            Address:   9700 West Higgins Road, Suite 400
                                               Rosemont, IL 60018
                                      Attn: Chief Financial Officer

Commitments

                              ADMINISTRATIVE AGENT
$27,333,333                   MORGAN GUARANTY TRUST COMPANY OF NEW YORK



                              By: /s/ Robert Bottamedi
                                  Title: Vice President


                                SYNDICATION AGENT
$24,000,000                   BANK OF AMERICA NATIONAL TRUST
                                  AND SAVINGS ASSOCIATION



                                  By: /s/ Chas McDonell
                                  Title: Principal


                              DOCUMENTATION AGENT
$24,000,000                   BANK OF MONTREAL



                              By: /s/ Patrice C. Wetzel
                                  Title: Director

$18,000,000                   ABN AMRO BANK N.V.



                              By: /s/ John L. Church
                                  Title: Group Vice President


                              By: /s/ Angela Reitz
                                  Title: Vice President


$18,000,000                   THE BANK OF TOKYO-MITSUBISHI,
                                  LTD., CHICAGO BRANCH



                              By: /s/ Hisashi Miyashiro
                                  Title: Deputy General Manager


$18,000,000                   CREDIT LYONNAIS
                                  NEW YORK BRANCH



                                 By: /s/ Pascal Poupelle
                      Title: President and Chief Operating Officer


$18,000,000                   THE NORTHERN TRUST COMPANY



                                By: /s/ Mark E. Taylor
                                  Title: Second Vice President

$18,000,000                   SOCIETE GENERALE
                                  CHICAGO BRANCH

                              By:  /s/ Robert W. Bolt
                                  Title: Director

                              By: /s/ Jose A. Moreno
                                  Title: Director


$18,000,000                   WESTDEUTSCHE LANDESBANK
                                  GIROZENTRALE



                              By: /s/ Duncan M. Robertson
                                  Title: Vice President


                              By: /s/ Lisa Walker
                                  Title: Vice President


$16,666,667                   THE SUMITOMO BANK, LIMITED
                                  CHICAGO BRANCH



                              By: /s/ John H. Kemper
                                  Title: Senior Vice President

$0                            BANK AUSTRIA AG


                                 By: Martin E. Rahe
                           Title: Senior Vice President and Representative




$0                            THE LONG-TERM CREDIT BANK OF
                                  JAPAN, LTD.



                                By: /s/ Brady S. Sadek
                                Title: Senior Vice President


$0                            MIDLAND BANK PLC



                              By:  /s/ Christopher M. Samms
                                  Title: Vice President


$0                            THE SANWA BANK, LIMITED,
                                  CHICAGO BRANCH



                              By:  /s/ Kenneth C. Eichwald
                                  Title: First Vice President and
                                            Assistant General Manager

$0                            UBS AG,
                                  STAMFORD BRANCH



                              By: /s/ Robert H. Riley III
                                  Title: Executive Director


                              By: /s/ Paula Mueller
                                  Title: Director




Total Commitments

$200,000,000

                               PRICING SCHEDULE A

      Each of the terms AEuro-Dollar Margin@, ACD Margin@, AFacility Fee Rate@ and ALetter of Credit Fee Rate@ means, for any date, the per annum rates set forth below in the row opposite such term and in the column corresponding to the APricing Level@ that applies at such date:

                   Level I  Level II  Level III Level IV   Level V

CD Margin           0.650%    0.650%    0.750%    0.850%    1.150%

Euro-Dollar         0.525%    0.525%    0.625%    0.725%    1.025%
Margin

Facility Fee        0.100%    0.100%    0.125%    0.150%    0.225%
Rate

Letter of           0.525%    0.525%    0.625%    0.725%    1.025%
Credit Fee Rate

      For purposes of this Schedule, the following terms have the following meanings:

      AApplicable Cash Flow Ratio@ means, on any day, the Cash Flow Ratio on the last day of the most recently ended fiscal quarter of the Borrower for which the Borrower has delivered financial statements pursuant to Section 5.01(a) or 5.01(b), as the case may be, provided that at any time a Default exists under
Section 5.01(a), 5.01(b) or 5.01(c), the Applicable Cash Flow Ratio shall be deemed to be greater than or equal to 2.0 to 1.

      ALevel I Pricing@ applies at any date if, at such date, the Applicable Cash Flow Ratio is less than .25 to 1.

      ALevel II Pricing@ applies at any date if, at such date, the Applicable Cash Flow Ratio is greater than or equal to .25 to 1 but less than .50 to 1.

      ALevel III Pricing@ applies at any date if, at such date, the Applicable Cash Flow Ratio is greater than or equal to .50 to 1 but less than 1.0 to 1.

      ALevel IV Pricing@ applies at any date if, at such date, the Applicable Cash Flow Ratio is greater than or equal to 1.0 to 1 but less than 2.0 to 1.

      ALevel V Pricing@ applies at any date if, at such date, no other Pricing Level applies.

      APricing Level@ refers to the determination of which of Level I Pricing, Level II Pricing, Level III Pricing, Level IV Pricing or Level V Pricing applies at any date.

                        PRICING SCHEDULE B


      Each of the terms AEuro-Dollar Margin@, ACD Margin@, AFacility Fee Rate@ and ALetter of Credit Fee Rate@ means, for any date, the per annum rates set forth below in the row opposite such term and in the column corresponding to the APricing Level@ that applies at such date:


                   Level I  Level II  Level III Level IV   Level V

CD Margin           0.445%    0.650%    0.750%    0.850%    1.150%

Euro-Dollar         0.320%    0.525%    0.625%    0.725%    1.025%
Margin

Facility Fee        0.080%    0.100%    0.125%    0.150%    0.225%
Rate

Letter of           0.320%    0.525%    0.625%    0.725%    1.025%
Credit Fee Rate

      For purposes of this Schedule, the following terms have the following meanings, subject to the concluding paragraph of this Schedule:

      ALevel I Pricing@ applies at any date if, at such date, the Borrower=s long-term debt is rated A- or higher by S&P or A3 or higher by Moody=s.

      ALevel II Pricing@ applies at any date if, at such date, (i) the Borrower=s long-term debt is rated BBB+ or higher by S&P or Baa1 or higher by Moody=s and (ii) Level I Pricing does not apply.

      ALevel III Pricing@ applies at any date if, at such date, (i) the Borrower=s long-term debt is rated BBB or higher by S&P and Baa2 or higher by Moody=s and (ii) neither Level I Pricing nor Level II Pricing applies.

      ALevel IV Pricing@ applies at any date if, at such date, (i) the Borrower=s long-term debt is rated BBB- or higher by S&P and Baa3 or higher by Moody=s and (ii) none of Level I Pricing, Level II Pricing and Level III Pricing applies.

      ALevel V Pricing@ applies at any date if, at such date, no other Pricing Level applies.

      APricing Level@ refers to the determination of which of Level I Pricing, Level II Pricing, Level III Pricing, Level IV Pricing or Level V Pricing applies at any date.

      The credit ratings to be utilized for purposes of this Schedule are those assigned to the senior unsecured long-term debt securities of the Borrower without third-party credit enhancement, and any rating assigned to any other debt security of the Borrower shall be disregarded. The ratings in effect for any day are those in effect at the close of business on such day. In the case of split ratings from S&P and Moody=s, so long as the Borrower=s long-term debt is rated at least BBB by S&P and at least Baa2 by Moody=s, the rating to be used to determine the applicable Pricing Level is the higher of the two (e.g., BBB+/A3 results in Level I Pricing).

Exhibit 10.5

                                                          CONFORMED COPY


         AMENDMENT NO. 5 TO FIVE-YEAR CREDIT AGREEMENT


      AMENDMENT dated as of July 21, 1999 to the Five-Year Credit Agreement dated as of July 23, 1997 (as heretofore amended, the ACredit Agreement@) among GALILEO INTERNATIONAL, INC. (the ABorrower@), the BANKS party thereto (the ABanks@) and MORGAN GUARANTY TRUST COMPANY OF NEW YORK, as Agent (the AAgent@).

                       W I T N E S S E T H :

      WHEREAS, the parties hereto desire to amend the Credit
Agreement as more fully set forth below;

      NOW, THEREFORE, the parties hereto agree as follows:

      SECTION 1. Defined Terms; References. Unless otherwise specifically defined herein, each term used herein which is defined in the Credit Agreement has the meaning assigned to such term in the Credit Agreement. Each reference to Ahereof@, Ahereunder@, Aherein@ and Ahereby@ and each other similar reference and each reference to Athis Agreement@ and each other similar reference contained in the Credit Agreement shall, after this Amendment becomes effective, refer to the Credit Agreement as amended hereby.

      SECTION 2.  Amendments to the Credit Agreement.    (a)
The figure A$500,000,000@ in the definition of ARestricted
Payment@ in Section 1.01 is changed to A$750,000,000@.

      (b) Pricing Schedule A annexed hereto is hereby substituted for the Pricing Schedule A annexed to the Credit Agreement.

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



                              By: /s/ Paul H. Bristow
                      Title: Senior Vice President and Chief Financial Officer

                              MORGAN GUARANTY TRUST COMPANY
                                  OF NEW YORK



                              By: /s/ Robert Bottamedi
                                  Title: Vice President


                              BANK OF AMERICA NATIONAL TRUST
                                  AND SAVINGS ASSOCIATION



                              By: /s/ Chas McDonell
                                  Title: Principal


                              BANK OF MONTREAL



                              By: /s/ Patrice C. Wetzel
                                  Title: Director


                              MIDLAND BANK PLC



                              By:  /s/ Christopher M. Samms
                                  Title: Vice President

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



                              By: /s/ John H. Kemper
                                  Title: Senior Vice President


                              ABN AMRO BANK N.V.


                              By: /s/ John L. Church
                                  Title: Group Vice President


                              By: /s/ Angela Reitz
                                  Title: Vice President


                              CREDIT LYONNAIS
                                  NEW YORK BRANCH



                              By: /s/ Pascal Poupelle
                            Title: President and Chief Operating Officer

                              ROYAL BANK OF CANADA



                              By:
                                  Name:
                                  Title:


                              SOCIETE GENERALE
                                  CHICAGO BRANCH



                              By: /s/ Robert W. Bolt
                                  Title: Director


                                     UBS AG,
                                  STAMFORD BRANCH



                              By:  /s/ Robert H. Riley III
                                  Title: Executive Director


                              By: /s/ Paula Mueller
                                  Title: Director

                              THE NORTHERN TRUST COMPANY



                              By: /s/ Mark E. Taylor
                                  Title: Second Vice President


                              THE SANWA BANK, LIMITED,
                                  CHICAGO BRANCH



                              By:
                                  Name:
                                  Title:


                              WESTDEUTSCHE LANDESBANK
                                  GIROZENTRALE



                              By: /s/ Duncan M. Robertson
                                  Title: Vice President


                              By: /s/ Lisa Walker
                                  Title: Vice President


                              THE LONG-TERM CREDIT BANK OF
                                  JAPAN, LTD.



                              By:
                                  Name:
                                  Title:

                               PRICING SCHEDULE A

Each of the terms AEuro-Dollar Margin@, ACD Margin@, AFacility Fee Rate@ and ALetter of Credit Fee Rate@ means, for any date, the per annum rates set forth below in the row opposite such term and in the column corresponding to the APricing Level@ that applies at such date:


            Level I    Level II   Level III  Level IV   Level V

CD Margin   0.325%     0.325%     0.350%     0.400%     0.650%

Euro-Dollar 0.200%     0.200%     0.225%     0.275%     0.525%
Margin

Facility    0.100%     0.100%     0.125%     0.150%     0.225%
Fee Rate

Letter of   0.200%     0.200%     0.225%     0.275%     0.525%
Credit Fee
Rate

For purposes of this Schedule, the following terms have the following meanings:

      AApplicable Cash Flow Ratio@ means, on any day, the Cash Flow Ratio on the last day of the most recently ended fiscal quarter of the Borrower for which the Borrower has delivered financial statements pursuant to Section 5.01(a) or 5.01(b), as the case may be, provided that at any time a Default exists under
Section 5.01(a), 5.01(b) or 5.01(c), the Applicable Cash Flow Ratio shall be deemed to be greater than or equal to 2.0 to 1.

      ALevel I Pricing@ applies at any date if, at such date, the Applicable Cash Flow Ratio is less than .25 to 1.

      ALevel II Pricing@ applies at any date if, at such date, the Applicable Cash Flow Ratio is greater than or equal to .25 to 1 but less than .50 to 1.

      ALevel III Pricing@ applies at any date if, at such date, the Applicable Cash Flow Ratio is greater than or equal to .50 to 1 but less than 1.0 to 1.

      ALevel IV Pricing@ applies at any date if, at such date, the Applicable Cash Flow Ratio is greater than or equal to 1.0 to 1 but less than 2.0 to 1.

      ALevel V Pricing@ applies at any date if, at such date, no other Pricing Level applies.

      APricing Level@ refers to the determination of which of Level I Pricing, Level II Pricing, Level III Pricing, Level IV Pricing or Level V Pricing applies at any date.

Exhibit 10.6

                            FORM OF
             NON-QUALIFIED STOCK OPTION AGREEMENT
                           UNDER THE
            [1997 STOCK INCENTIVE PLAN, AS AMENDED]
         [1999 EQUITY AND PERFORMANCE INCENTIVE PLAN]

      THIS AGREEMENT (this "Agreement") is made as of (the "Date of Grant") by and between Galileo International,
Inc., a Delaware corporation (the "Company"), and _____________ _____ (the "Optionee").

            1. Definitions. Capitalized terms used herein without definition shall have the meanings assigned to them in the Company's [1997 Equity Incentive Plan (Established Effective July 30, 1997) (As Revised May 1, 1998) (As Amended June 17, 1999)][1999 Equity and Performance Incentive Plan] (the "Plan").

            2. Grant of Stock Option. Subject to and upon the terms, conditions, and restrictions set forth in this Agreement and in the Plan, the Company hereby grants to the Optionee as of the Date of Grant a stock option (the "Option") to purchase _____________ shares of Company common stock, par value $.01 per share (the "Common Stock") at a price of $ per share, subject to adjustment as hereinafter provided (the "Option Price"). The Option may be exercised from time to time in accordance with the terms of this Agreement. The Option is intended to be a non-qualified stock option and shall not be treated as an "incentive stock option" within the meaning of that term under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or any successor provision thereto.

            3. Term of Option. The term of the Option shall commence on the Date of Grant and, unless earlier terminated in accordance with Section 7 hereof, shall expire years from the Date of Grant.

            4. Vesting of Option. Subject to the expiration or earlier termination of the Option, the Option granted hereby shall become exercisable as follows: To the extent the Option is exercisable, it may be exercised in whole or in part. In no event shall the Optionee be entitled to acquire a fraction of one Optioned Share pursuant to this Option.

            5. Transferability of Option. The Option granted hereby shall be neither transferable nor assignable by the Optionee other than in accordance with the Company's Beneficiary Designation Form, by will or by the laws of descent and distribution and may be exercised, during the lifetime of the Optionee, only by the Optionee, or in the event of his or her legal incapacity, by his or her guardian or legal representative acting on behalf of the Optionee in a fiduciary capacity under state law and court supervision. Any purported transfer or encumbrance in violation of the provisions of this Section 5 shall be void, and the other party to any such purported transaction shall not obtain any rights to or interest in the Option.

            6.    Notice of Exercise; Payment.

      (a) To the extent then exercisable, the Option may be exercised by written notice to the Company or by telephone authorization pursuant to prescribed procedures to the third party administrator approved by the Company stating the number of Optioned Shares for which the Option is being exercised and the intended manner of payment. The date of such notice shall be the exercise date. Payment equal to the aggregate Option Price of the Optioned Shares being exercised shall be tendered in full with the notice of exercise to the Company either (i) in cash or by check acceptable to the Company, or (ii) to the extent permitted by applicable law, by the tender to the Company of shares of Common Stock owned by the Optionee for at least 6 months having an aggregate fair market value on the date of exercise equal to the total Option Price, such fair market value to be determined based on the closing sales price for the last business day preceding the date of exercise or (iii) by any combination of the payment methods specified in clauses (i) and (ii) hereof. In the event of payment in shares of Common Stock with the agreement of the Company, the requirement of payment in cash shall be deemed satisfied if the Optionee makes arrangements that are satisfactory to the Company with a broker that is a member of the National Association of Securities Dealers, Inc. to sell a sufficient number of Optioned Shares which are being purchased pursuant to the exercise, so that the net proceeds of the sale transaction will at least equal the amount of the aggregate Option Price, plus, in the event that Optionee is subject to the one million dollar cap under Section 162(m) of the Code, or any successor provision, interest at the "applicable Federal rate" within the meaning of that term under Section 1274 of the Code, or any successor provision thereto, for the period from the date of exercise to the date of payment, and pursuant to which the broker undertakes to deliver to the Company the amount of the aggregate Option Price, plus such interest, not later than the date on which the sale transaction will settle in the ordinary course of business. As a further condition precedent to the exercise of this Option, the Optionee shall comply with all regulations and the requirements of any regulatory authority having control of, or supervision over, the issuance of shares of Common Stock and in connection therewith shall execute any documents that the Committee shall in its sole discretion deem necessary or advisable.

      (b) In the event the Optionee is based outside of the United States, the Optionee hereby authorizes the third party administrator approved by the Company to pay any proceeds of sales of shares of Common Stock acquired by exercise to the Company for remittance to the Optionee in the currency applicable to the country in which the Optionee is based, net of any required taxes or other proper charges.

            7.    Conditions   and   Limitations  on  Right  to
Exercise  Option.  Notwithstanding  the  provisions of Sections
3 and 4 hereof,

      (a) Except as otherwise provided in Section 7(b) hereof, this Option may not be exercised unless the Optionee is, at the time of exercise, an employee of the Company or a Subsidiary (as defined in the Plan) and has been employed by the Company or a Subsidiary continuously since the Date of Grant.

      (b) (i) If the Optionee ceases to be employed by the Company or a Subsidiary (other than by reason of retirement (as defined in Section 8[(a)](ii) below), death, or total disability (as defined in the Plan)), the Option granted hereby, to the extent the Optionee was entitled to exercise it at the date of termination of employment, may be exercised at any time within [days] [months] after such termination (the "Exercise Period") but in no event shall the Option be exercisable at any time after the date of expiration of the Option. Any part of the Option not so exercised within the Exercise Period shall expire.

            (ii) If the Optionee's employment is terminated by reason of retirement (as defined in Section 8[(a)](ii) below), death or total disability (as defined in the Plan), all or any part of the Option which has not yet been exercised, whether otherwise eligible for immediate exercise by the terms of this Agreement or not, may be exercised at any time within one year after such termination but in no event shall the Option be exercisable at any time after the date of expiration of the Option.

            8.    Acceleration   of   Option.   Notwithstanding
the provisions of Section 4,

      [(a)] the Option granted hereby shall become immediately exercisable in full in the event of (i) the Optionee's death if such death occurs either after termination of employment but before exercising the Option, or while the Optionee is an employee of the Company or a Subsidiary, or (ii) the Optionee's retirement as defined by (x) the then-current Company-sponsored plan or scheme, or (y) the country laws and practices, applicable at the time of such termination, or (iii) total disability (as defined in the Plan) of the Optionee if the Optionee becomes totally disabled while an employee of the Company or a Subsidiary[, or (iv) termination by the Company without Cause (as defined below) within two years following a Change of Control (as defined in the Plan) of the Company, or (v) a termination of the Optionee's employment with the Company as mutually agreed between the Optionee and the Company in a signed writing.

      (b) As used in this Agreement, "Cause" shall mean (i) the Optionee's willful or repeated failure substantially to perform the duties of his or her position with the Company (other than any such failure resulting from his or her total disability (as defined in the Plan)), which failure is not or cannot be cured within five (5) business days after the Company has given written notice thereof to the Optionee specifying in detail the particulars of the acts or omissions deemed to constitute such failure; (ii) the engaging by the Optionee in willful misconduct which is materially injurious to the Company; (iii) the engaging by the Optionee in any act of moral turpitude that is reasonably likely to materially and adversely affect the Company or its business; or (iv) the Optionee's conviction of, or entry of a plea of nolo contendere with respect to, any felony. For purposes of this definition, no act, or failure to act, on the Optionee's part shall be considered "willful" unless done, or omitted to be done, by the Optionee in bad faith and without reasonable belief that the Optionee's action or omission was in the best interests of the Company].

            9. No Employment Contract. Nothing contained in this Agreement shall confer upon the Optionee any right with respect to continued employment by the Company or a Subsidiary, nor limit or affect in any manner the right of the Company or a Subsidiary to terminate the employment or adjust the compensation of the Optionee.

            10. Taxes and Withholding. If the Company or any Subsidiary shall be required to withhold any federal, state, local or foreign tax in connection with the exercise of the Option, and the amounts available to the Company or such Subsidiary for such withholding are insufficient, the Optionee shall pay the tax or make provisions that are satisfactory to the Company or such Subsidiary for the payment thereof. The Company will pay any and all issue and other taxes in the nature thereof which may be payable by the Company in respect of any issue or delivery upon a purchase pursuant to this Option.

            11. Compliance with Law. The Company shall not be obligated to issue any shares pursuant to this Option if, in the opinion of counsel to the Company, the shares to be so issued are required to be registered or otherwise qualified under the Securities Act of 1933, as amended, or under any other applicable statute, regulation or ordinance affecting the sale of securities, unless and until such shares have been so registered or otherwise qualified.

            12. Adjustments. The Committee may make or provide for such adjustments in the number of Optioned Shares covered by this Option, in the Option Price applicable to such Option, and in the kind of shares covered thereby, pursuant to [Article IX] [Section 11] of the Plan.

            13. Relation to Other Benefits. Any economic or other benefit to the Optionee under this Agreement shall not be taken into account in determining any benefits to which the Optionee may be entitled under any profit-sharing, retirement or other benefit or compensation plan maintained by the Company or a Subsidiary and shall not affect the amount of any life insurance coverage available to any beneficiary under any life insurance plan covering employees of the Company or a Subsidiary.

            14. Amendments. Any amendment to the Plan shall be deemed to be an amendment to this Agreement to the extent that the amendment is applicable hereto; provided, however, that no amendment shall adversely affect the rights of the Optionee under this Agreement without the Optionee's consent.

            15. Rights as a Stockholder. The Optionee shall have none of the rights of a stockholder with respect to the shares of Common Stock subject to this Option until such shares are issued to the Optionee upon exercise of the Option.

            16. Severability. In the event that one or more of the provisions of this Agreement shall be invalidated for any reason by a court of competent jurisdiction, any provision so invalidated shall be deemed to be separable from the other provisions hereof, and the remaining provisions hereof shall continue to be valid and fully enforceable.

            17. Relation to Plan. This Agreement is subject to the terms and conditions of the Plan. In the event of any inconsistent provisions between this Agreement and the Plan, the Plan shall govern. The Committee acting pursuant to the Plan, as constituted from time to time, shall, except as expressly provided otherwise herein, have the right to determine any questions that arise in connection with this Option or its exercise.

            18. Successors and Assigns. In the event of a transfer or assignment of this agreement by the Company or by the Optionee in accordance with the provisions of Section 5 hereof, the provisions of this Agreement shall inure to the benefit of, and be binding upon, the successors, administrators, heirs, legal representatives and assigns of the Optionee, and the successors and assigns of the Company.

            19. Notices. Any notice to the Company provided for herein shall be in writing to the Company, marked Attention: Senior Vice President, Human Resources with a copy to Vice President, Legal at Galileo International, Inc., 9700 West Higgins Road, Suite 400, Rosemont, Illinois 60018, and any notice to the Optionee shall be addressed to said Optionee at his or her address currently on file with the Company. Except as otherwise provided herein, any written notice shall be deemed to be duly given if and when hand delivered, or five (5) business days after having been mailed by United States registered or certified mail, return receipt requested, postage prepaid, or three (3) business days after having been sent by a nationally recognized overnight courier service such as Federal Express, UPS or Purolator, addressed as aforesaid. Any party may change the address to which notices are to be given hereunder by written notice to the other party as herein specified, except that notices of changes of address shall be effective only upon receipt.

            20. Governing Law. The interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Delaware, without giving effect to the principles of conflict of laws thereof.

      IN WITNESS WHEREOF, the Company has caused this Agreement to be executed on its behalf by its duly authorized officer as of the day and year first above written.


                                          GALILEO
INTERNATIONAL, INC.


                           By:_________________________________
                            Its:_______________________________


            The undersigned Optionee hereby acknowledges receipt of an executed original of this Agreement and accepts the Option granted hereunder, subject to the terms and conditions of the Plan and the terms and conditions hereinabove set forth.



                                                                      Optionee

Exhibit 10.7

                                     FORM OF
                      NON-QUALIFIED STOCK OPTION AGREEMENT
                      UNDER THE 1997 NON-EMPLOYEE DIRECTOR
                                   STOCK PLAN

      THIS AGREEMENT (this "Agreement") is made as of ____________ (the "Date of Grant") by and between Galileo International, Inc., a Delaware corporation (the "Company"), and __________________ (the "Optionee").

            1. Definitions. Capitalized terms used herein without definition shall have the meanings assigned to them in the Company's 1997 Non-Employee Director Stock Plan (the "Plan").

            2. Grant of Stock Option. Subject to and upon the terms, conditions, and restrictions set forth in this Agreement and in the Plan, the Company hereby grants to the Optionee as of the Date of Grant a stock option (the "Option") to purchase _____________ shares of Company common stock, par value $.01 per share (the "Common Stock") at a price of $
 per share, subject to adjustment as hereinafter provided (the "Option Price"). The Option may be exercised from time to time in accordance with the terms of this Agreement. The Option is intended to be a non-qualified stock option and shall not be treated as an "incentive stock option" within the meaning of that term under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or any successor provision thereto.

            3. Term of Option. The term of the Option shall commence on the Date of Grant and, unless earlier terminated in accordance with Section 7 hereof, shall expire ten (10) years from the Date of Grant.

            4.  Vesting  of  Option.   Subject  to  the  expiration  or  earlier
termination of the Option, the Optioned Shares granted hereby shall become exercisable six (6) months from the Date of Grant. To the extent the Option is exercisable, it may be exercised in whole or in part. In no event shall the Optionee be entitled to acquire a fraction of one Optioned Share pursuant to this Option.

            5.    Transferability of Option.

      (a) Except as provided in Section 5(b) below, the Option granted hereby shall be neither transferable nor assignable by the Optionee other than in accordance with the Company's Beneficiary Designation Form, by will or by the laws of descent and distribution and may be exercised, during the lifetime of the Optionee, only by the Optionee, or in the event of his or her legal incapacity, by his or her guardian or legal representative acting on behalf of the Optionee in a fiduciary capacity under state law and court supervision. Any purported transfer or encumbrance in violation of the provisions of this Section 5 shall be void, and the other party to any such purported transaction shall not obtain any rights to or interest in the Option.

      (b) Notwithstanding Section 5(a) above, the Option may be transferable by the Optionee, without payment of consideration therefor, to any one or more members of the immediate family of Optionee (as defined in Rule 16a-1(e) under the Securities Exchange Act of 1934), or to one or more trusts established solely for the benefit of such members of the immediate family or to partnerships in which the only partners are such members of the immediate family of the Optionee; provided, however, that (i) such transfer will not be effective until notice of such transfer is delivered to the Company and such transfer is thereafter effected in accordance with any terms and conditions that shall have been made applicable thereto by the Company or the Administrator and (ii) that any such transferee is subject to the same terms and conditions hereunder as the Optionee.

            6.    Notice of Exercise; Payment.

      (a) To the extent then exercisable, the Option may be exercised by written notice to the Company or by telephone authorization pursuant to prescribed procedures to the third party administrator approved by the Company stating the number of Optioned Shares for which the Option is being exercised and the intended manner of payment. The date of such notice shall be the exercise date. Payment equal to the aggregate Option Price of the Optioned Shares being exercised shall be tendered in full with the notice of exercise to the Company either (i) in cash or by check acceptable to the Company, or (ii) to the extent permitted by applicable law, by the tender to the Company of shares of Common Stock owned by the Optionee for at least 6 months having an aggregate fair market value on the date of exercise equal to the total Option Price, such fair market value to be determined based on the Fair Market Value as of the last business day preceding the date of exercise or (iii) by any combination of the payment methods specified in clauses (i) and (ii) hereof. In the event of payment in shares of Common Stock already owned, such shares shall be endorsed appropriately for transfer to the Company. With the agreement of the Company, the requirement of payment in cash shall be deemed satisfied if the Optionee makes arrangements that are satisfactory to the Company with a broker that is a member of the National Association of Securities Dealers, Inc. to sell a sufficient number of Optioned Shares which are being purchased pursuant to the exercise, so that the net proceeds of the sale transaction will at least equal the amount of the aggregate Option Price. As a further condition precedent to the exercise of this Option, the Optionee shall comply with all regulations and the requirements of any regulatory authority having control of, or supervision over, the issuance of shares of Common Stock and in connection therewith shall execute any documents that the Committee shall in its sole discretion deem necessary or advisable.

      (b) In the event the Optionee resides outside of the United States, the Optionee hereby authorizes the third party administrator approved by the Company to pay any proceeds of sales of shares of Common Stock acquired by exercise to the Company for remittance to the Optionee in the currency applicable to the country in which the Optionee resides, net of any required taxes or other proper charges.

            7.  Conditions  and   Limitations  on  Right  to  Exercise   Option.
Notwithstanding the provisions of Sections 3 and 4 hereof,

      (a) Except as otherwise provided in Section 7(b) hereof, this Option may not be exercised unless the Optionee is, at the time of exercise, a Non-Employee Director of the Company and has served as a Non-Employee Director of the Company continuously since the Date of Grant; and

      (b) (i) If the Optionee ceases to serve as a Non-Employee Director of the Company (other than by reason of the Optionee's retirement on or after attaining the age of 65 (or such earlier date as such Optionee is permitted under the Company's retirement policy), death, or disability (as defined in the Company's Long-Term Disability Plan)), the Option granted hereby, to the extent the Optionee was entitled to exercise it at the date of termination, may be exercised at any time within three (3) months after such termination (the "Exercise Period") but in no event shall the Option be exercisable at any time after the date of expiration of the Option. Any part of the Option not so exercised within the Exercise Period shall expire.

      (ii) If the Optionee's service on the Board of Directors is terminated by reason of the Optionee's retirement on or after attaining the age of 65 (or such earlier date as such Optionee is permitted under the Company's retirement policy), death or disability (as defined in the Company's Long-Term Disability
Plan), all or any part of the Option that has not yet been exercised, whether otherwise eligible for immediate exercise by the terms of this Agreement or not, may be exercised at any time within twelve (12) months after such termination but in no event shall the Option be exercisable at any time after the date of expiration of the Option.

            8. Acceleration of Option. Notwithstanding the provisions of Section 4, the Option granted hereby shall become immediately exercisable in full in the event of (i) the Optionee's death if such death occurs while the Optionee is serving as a Non-Employee Director of the Company, or (ii) the Optionee's retirement on or after attaining the age of 65 (or such earlier date as such Optionee is permitted under the Company's retirement policy), or (iii) disability (as defined in the Company's Long-Term Disability Plan) of the Optionee if the Optionee becomes disabled while serving as a Non-Employee Director of the Company or (iv) a separation of the Optionee's service with the Company as mutually agreed between the Optionee and the Company in a signed writing.

            9. Compliance with Law. The Company shall not be obligated to issue any shares pursuant to this Option if, in the opinion of counsel to the Company, the shares to be so issued are required to be registered or otherwise qualified under the Securities Act of 1933, as amended, or under any other applicable statute, regulation or ordinance affecting the sale of securities, unless and until such shares have been so registered or otherwise qualified.

            10. Adjustments. The Committee may make or provide for such adjustments in the number of Optioned Shares covered by this Option, in the Option Price applicable to such Option, and in the kind of shares covered thereby, pursuant to Section 8(b) of the Plan.

            11. Amendments. Any amendment to the Plan shall be deemed to be an amendment to this Agreement to the extent that the amendment is applicable hereto; provided, however, that no amendment shall adversely affect the rights of the Optionee under this Agreement without the Optionee's consent.

            12. Rights as a Stockholder. The Optionee shall have none of the rights of a stockholder with respect to the shares of Common Stock subject to this Option until such shares are issued to the Optionee upon exercise of the Option.

            13. Severability. In the event that one or more of the provisions of this Agreement shall be invalidated for any reason by a court of competent jurisdiction, any provision so invalidated shall be deemed to be separable from the other provisions hereof, and the remaining provisions hereof shall continue to be valid and fully enforceable.

            14. Relation to Plan. This Agreement is subject to the terms and conditions of the Plan. In the event of any inconsistent provisions between this Agreement and the Plan, the Plan shall govern. The Administrator acting pursuant to the Plan, shall, except as expressly provided otherwise herein, have the right to determine any questions that arise in connection with this Option or its exercise.

            15. Successors and Assigns. In the event of a transfer or assignment of this agreement by the Company or by the Optionee in accordance with the provisions of Section 5 hereof, the provisions of this Agreement shall inure to the benefit of, and be binding upon, the successors, administrators, heirs, legal representatives and assigns of the Optionee, and the successors and assigns of the Company.

            12. Notices. Any notice to the Company provided for herein shall be in writing to the Company, marked Attention: Senior Vice President, Human Resources, with a copy to Vice President, Legal at Galileo International, Inc., 9700 West Higgins Road, Suite 400, Rosemont, Illinois 60018, and any notice to the Optionee shall be addressed to said Optionee at his or her address currently on file with the Company. Except as otherwise provided herein, any written notice shall be deemed to be duly given if and when hand delivered, or five (5) business days after having been mailed by United States registered or certified mail, return receipt requested, postage prepaid, or three (3) business days after having been sent by a nationally recognized overnight courier service such as Federal Express, UPS or Purolator, addressed as aforesaid. Any party may change the address to which notices are to be given hereunder by written notice to the other party as herein specified, except that notices of changes of address shall be effective only upon receipt.

            13. Governing Law. The interpretation, performance, and enforcement of this Agreement shall be governed by the laws of the State of Delaware, without giving effect to the principles of conflict of laws thereof.

      IN WITNESS WHEREOF, the Company has caused this Agreement to be executed on its behalf by its duly authorized officer as of the day and year first above written.


                                          GALILEO INTERNATIONAL, INC.


                                       By:_________________________________
                                        Its:_______________________________

            The undersigned Optionee hereby acknowledges receipt of an executed original of this Agreement and accepts the Option granted hereunder, subject to the terms and conditions of the Plan and the terms and conditions hereinabove set forth.



                                                Optionee