Form 10-K
period 1999-12-31
GALILEO INTERNATIONAL INC
filed 2000-03-10
CIK 1039300

UNITED STATES

                       SECURITIES EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                  FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1999
                             -----------------

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

Securities registered pursuant to Section 12(b) of the Act:
         Title of each class        Name of each exchange on which registered
         -------------------            ------------------------------
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

The aggregate market value of the voting and non voting stock held by non-affiliates of the registrant as of March 6, 2000 was approximately $1,299,000,000. At March 6, 2000, there were 89,238,536 shares of Common Stock, par value $.01 per share, of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2000.

                           GALILEO INTERNATIONAL, INC.
                          YEAR ENDED DECEMBER 31, 1999
                                      INDEX

                                                                    PAGE
                                                                    ----

PART I

  ITEM 1.    BUSINESS                                                1
  ITEM 2.    PROPERTIES                                              10
  ITEM 3.    LEGAL PROCEEDINGS                                       11
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     11

PART II

  ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED       11
                    STOCKHOLDER MATTERS
  ITEM 6.    SELECTED FINANCIAL DATA                                 12
  ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL       13
                    CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET   25
                    RISK
  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             26
  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON        54
                    ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      54
  ITEM 11.   EXECUTIVE COMPENSATION                                  54
  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND     54
                    MANAGEMENT
  ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          54

PART  IV

  ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS    54
                    ON FORM 8-K

PART I
ITEM 1.  BUSINESS

     Galileo International, Inc. (herein referred to as the "Company", "we", "us" and "our"), incorporated in the state of Delaware on May 13, 1997, is one of the world's leading providers of electronic global distribution services ("GDS") for the travel industry utilizing a computerized reservation system ("CRS"). We provide travel agencies at approximately 41,000 locations, as well as corporations and consumers who use our self-booking products, with the ability to access schedule and fare information, book reservations and issue tickets for more than 500 airlines. We also provide subscribers with information and booking capability covering approximately 40 car rental companies and more than 200 hotel companies with approximately 45,000 properties throughout the world. Our CRS powers several Internet travel sites and enables consumers to make travel reservations using these Internet sites. In late 1999 we announced our intention to create our own Internet site which will allow consumers to make travel reservations directly through our own proprietary site. (1) We completed approximately 350 million bookings in 1999, representing over $60 billion in travel services. Our travel agency subscribers use approximately 170,000 computer terminals, all of which are linked to our Data Centre, one of the world's largest commercial data processing complexes, with a system uptime performance record of better than 99.9%.

      With a market presence in 107 countries and over 58% of our distribution revenues generated in markets outside the United States, we are a globally diversified provider of electronic global distribution services. We believe that we have attained significant market share in the most important markets for travel services, including the United States and Canada and markets in Europe, Asia/Pacific, the Middle East, Africa and Latin America. We distribute our products in these markets through a combination of our own local sales and marketing offices and a network of national distribution companies ("NDCs"). The NDC network is a distribution structure that enables us to efficiently and effectively market our products to the subscriber community. It is this network of distributors that provides us a local presence in markets throughout the world and enhances our global reach. We believe that our extensive global business experience provides a firm base for continued expansion in new and existing markets. We are particularly interested in strengthening our presence in developing and emerging markets that provide excellent future growth opportunities, such as Eastern Europe, Africa, the Middle East and Asia.

     In addition to our core electronic global distribution services business, we offer information services that draw upon our in-depth knowledge of the travel industry and our expertise in developing and operating complex, mission-critical transaction processing systems. We operate the internal reservation system used by United Air Lines, Inc. ("United Airlines") and operate GlobalFares(TM), a fares quotation system used by over 100 airlines worldwide.

Strategy

     We intend to reinforce our position as a leading provider of electronic global distribution services and to continue to capitalize on our competitive advantages, the key elements of which are: (i) a diversified global presence,
(ii) established relationships with a diverse group of travel vendors and subscribers, (iii) a technologically advanced information system operated by a highly skilled technical staff, (iv) a comprehensive offering of innovative products, (v) Internet-based initiatives with unique appeal to travel consumers, agencies and suppliers, and (vi) investments in companies that support our technology initiatives and complement the core computerized reservation systems product and service offerings.

      We operate globally and believe that in-depth knowledge of the local travel markets in which we distribute our products is essential to developing and strengthening our ties to travel vendors and the local travel agencies that generate significant booking volumes. We will therefore continue to attempt to expand our influence in local markets by building alliances with influential associates, such as CRS Korea Ltd. in South Korea and Renaissance Aviation Services Limited in Bangladesh, that understand the local travel

---------
(1)   See Statement Regarding Forward-Looking Statements on page 22.

market and are positioned to design and implement successful sales and marketing programs. In addition, we will continue to seek opportunities to vertically integrate our operations through the acquisition of NDCs in mature markets. (1) Factors that we consider when pursuing NDC acquisitions include the opportunity for attractive economic returns and enhanced customer service.

     We strive to provide valued customer service in order to strengthen relationships with our established base of travel vendors and subscribers and to attract new travel vendors and subscribers to our core electronic global distribution services business. Our subscriber sales and service organization is charged with ensuring that our products are backed by quality service offerings valued by our customers. As a part of its work, this team is setting new customer service standards and developing processes to ensure that service around the world is delivered consistently.

      We also intend to continue to accelerate the development and deployment of our products in the marketplace. (1) To this end, we have consolidated our development functions in Denver as a part of the realignment of our United Kingdom operations announced in early 1999. This consolidation was completed in 1999 and will enhance productivity and accelerate our ability to bring new products to market. Also as part of the Swindon realignment, we have relocated our regional sales and marketing organization to a location nearer to London's Heathrow Airport which allows for more convenient training of our travel agency and travel vendor customers as well as easier access to international travel for our sales staff.

     We announced several new products and services in 1999 that enable our travel agency customers to be more competitive in the marketplace by reducing their costs, increasing sales, building customer loyalty and improving efficiency. The new solutions include Decision Support Tools (SM), PrivateFares II(TM), a low fare shopping tool- available exclusively in Viewpoint(TM), and our Automated Service Fee solution. The Decision Support Tools allow travel agencies to offer more comprehensive and timely information to manage their corporate customers. PrivateFares II significantly reduces the agency effort associated with maintenance of negotiated fares, while the low fare shopping tool enables travel agents to request the lowest fare for an itinerary without requiring a booking to be made first. The Automated Service Fee is an easy to use fill-in format screen that automatically calculates net commissions to the agency.

     In response to the increasing importance of airline alliances and frequent flyer groups, we introduced the Galileo Preferred AvailabilitySM solution. This display option provides travel agencies with detailed information for all member carriers on a single screen, leading to improved service, greater choice and simplified travel arrangements for customers wishing to travel with alliance and frequent flyer groups. Galileo Preferred Availability is currently available for the Star Alliance, oneworld alliance and the KLM/AZ joint venture.

     We refine our information technology on a regular basis in order to maintain a cost-effective system that is fully integrated from travel vendor to subscriber and is tailored to individual customer needs. We utilize an architecture with open standard interfaces and protocols to ensure the efficient distribution of information among users. In 1999, we added several new features to our Viewpoint product, a point-and-click graphical user interface booking system for air, hotel and car rental, that was introduced to the market place in 1998. Some of the new features include a low-fare shopping tool, a calendar shopping tool and access to Internet-published fares through TRIP.com. Viewpoint is currently used by approximately 16,000 travel agency locations worldwide, and we are adding about 1,000 new Viewpoint users each month. We also released a new version of Travelpoint.com(TM) in 1999, which is a product that enables travel agents to cost-effectively establish a branded Internet presence with all reservations routed through their agency. Finally, we continued to deploy FocalpointNet(TM), a cost-effective means of connecting to the Apollo(R) or Galileo(R) system via the Internet versus the standard dedicated circuit or dial-up telephone line.

---------
(1)   See Statement Regarding Forward-Looking Statements on page 22.

     In order to gain advantage from the increasing involvement of corporate travel managers and individual consumers in directly accessing the information and services provided by CRSs, in 1999 we established sales organizations clearly focused on both of these markets.

     In response to the growing needs of the corporate market, we initiated dedicated sales coverage to over 600 U.S. based corporate accounts. This sales force works in concert with our subscriber sales organization to cohesively address the evolving technological needs and relationships between corporate accounts and travel agencies. Additionally, we expanded sales efforts and product development to become the leading CRS in providing on-line, real-time management reporting data through our new Compliance Data ReportingSM product, which is part of our Decision Support Tools suite. Continued insight to the needs of this market segment was fostered by the establishment of our corporate advisory board. Travel managers from top Fortune 500 companies are represented and actively participating in this effort. During the fourth quarter of 1999, we began alpha testing and internal deployment of wireless application protocol devices such as cell phones and two-way pagers. A joint promotional announcement was made with Motorola to test the reservation change functionality on the Motorola PageWriter 2000 with a select group of corporate customers beginning in 2000. Further promotional activities are planned in 2000 with other wireless device manufacturers and service providers to secure an early mover advantage with additional development of interactive travel applications. (1)

     Specific to the consumer Internet market, we moved proactively to capture a number of e-commerce customers who needed to incorporate interactive travel reservation functionality into their web sites. Our proprietary Galileo Passport(TM) product was purchased by several business to business customers, including Centerseat.com, Viajo.com, SnowNet.com and OutTask.com. A dedicated sales effort was established with primary emphasis on establishing other e-commerce business to business opportunities. This new sales initiative represents incremental deployment of our Galileo Passport product, which is also currently sold to airline, hotel and car rental vendors.

     Throughout 1999, we made investments in several technology companies that complement our core product offerings, support our technology infrastructure, or facilitate our applications development. These investments include equity interests in Uniglobe.com, Inc., a provider of travel reservation and information systems; Stamps.com, a provider of Internet Postage(TM) and shipping services; and QuixData Systems, Inc., a developer of data warehouses and data mining tools for the travel industry. We expect to continue this strategy of investing in technology companies that help us increase the value delivered to our customers. (1)

     In 1999, we also acquired an equity interest in TRIP.com, a leading on-line travel service and technology provider. In February 2000, we entered into a merger agreement to purchase the remaining ownership interest in TRIP.com. (1) We plan to combine our existing Internet assets into TRIP.com, thereby consolidating all Internet activities into one powerful, focused entity. (1)

     In early 2000, we previewed our innovative Web site, Galileo.com, where consumers will be able to quickly and easily shop for and book travel. (1) Galileo.com will also offer distinct inventory from participating airlines, hotel and car rental companies as well as travel agencies, creating a comprehensive marketplace for travel goods and services. Currently in market testing, the Galileo.com site is expected to launch during the second quarter of 2000. (1)

     In addition to our proprietary Internet site, we continue to be the booking engine that powers several on-line travel sites including UAL.com, GetThere.com, TRIP.com, Uniglobe.com, and Viajo.com.

---------
(1)   See Statement Regarding Forward-Looking Statements on page 22.

Electronic Global Distribution Services - Markets

     As of December 31, 1999, we provided electronic global distribution services for the travel industry in 107 countries via a network of on-line terminals operated at approximately 40,800 travel agency locations worldwide.

     Our geographic breadth is demonstrated by the table below which shows the approximate number of travel agency locations and terminals by region.

                           Travel Agency
                             Locations             Terminals at
                        at December 31, 1999     December 31, 1999
                        --------------------    --------------------
Region                   Number       %          Number        %
------                   ------     -----        ------      -----
United States            11,800     28.9%        56,900      33.5%
Europe                   13,400     32.9%        61,900      36.5%
Asia/Pacific              6,600     16.2%        24,400      14.4%
Canada                    3,200      7.8%        10,500       6.2%
Middle East/Africa        3,800      9.3%        11,400       6.7%
Latin America             2,000      4.9%         4,600       2.7%
                        --------------------    --------------------
                         40,800    100.0%       169,700     100.0%
                        ====================    ====================

Electronic Global Distribution Services - Customer Base: Travel Vendors and Subscribers

      We derive substantially all of our electronic global distribution services revenues from booking fees paid by travel vendors. Travel vendors store, display, manage and sell their services through our systems. Airlines and other travel vendors are offered varying levels of functionality at which they can participate in our systems, Apollo in North America and Japan and Galileo in the rest of the world. In 1999, approximately 92% of our booking fee revenues were generated from airlines.

     The booking fee structure for airlines varies based upon the location of the subscriber generating the booking. For bookings made in North America and Japan, we charge airlines a fee per transaction and, thereby, earn a separate fee for each booking and for each cancellation. In the rest of the world, we charge airlines a booking fee per "net booking". In that case, we earn a fee for net bookings (gross bookings less cancellations). Globally, car, hotel and leisure travel vendors are generally charged a fee per net booking. We charge premiums for higher levels of functionality selected by the travel vendors. Nearly 100% of our booking fees are billed in U.S. dollars, which limits our market risk exposure to fluctuations in other currencies against the U.S. dollar.

      We also offer products to travel agencies and other subscribers that enable them to electronically locate, price, compare and purchase travel vendors' services through our systems. By accessing the electronic marketplace created by our systems, the subscriber is able to obtain schedule, availability and pricing information, and purchase travel services from multiple travel vendors for complex travel itineraries. Our product and service offerings to travel agencies also facilitate internal business processes such as quality control and operations and financial information management. Increasingly, this includes the integration of products and services from independent parties that complement our core product and service offering.

     Travel agencies access our systems using hardware and software typically provided by us or an NDC, although travel agencies can choose to purchase their own hardware and certain software. We and the NDCs also provide technical support and other assistance to the travel agencies. Through the NDCs and our internal sales and marketing organization, we have developed relationships with travel agencies of all sizes throughout the world. Multinational travel agencies constitute an important category of subscribers because of the high volume of business that can be generated through a single relationship. Bookings generated by our five largest travel agency customers constituted 20% of the bookings made through our systems in 1999.

     With the rise in popularity of personal computers, commercial on-line services and other means of Internet access, individual consumers increasingly have the ability to purchase services directly from travel vendors that have electronic distribution capability. We have therefore developed products such as Galileo Passport and Travelpoint.com that provide travel vendors, agencies and other third parties with the ability to distribute their products directly to consumers.

Electronic Global Distribution Services - Product Distribution

      We distribute our products to subscribers primarily through our internal sales and marketing organization and our NDCs. At the end of 1998, we terminated our sales relationship with United Airlines and US Airways Inc. ("US Airways"), who supplied the sales force for our Apollo brand reservations products to subscribers in the United States and Mexico. In an effort to increase focus on our product and service offerings, we assembled our own dedicated sales force in 1999 and have experienced some loss of market share during the transition period. We now have a fully staffed and trained sales force which we believe will be effective in increasing our U.S. booking volumes by the middle of 2000.
(1)

     In markets not supported directly by our sales and marketing organization, we prefer to use the NDC structure, where feasible, in order to take advantage of the NDC's local market knowledge, as well as our travel vendor and subscriber relationships. The NDC is responsible for cultivating the relationship with subscribers in its territory, installing subscribers' computer equipment, maintaining the hardware and software supplied to the subscribers and providing ongoing customer support. The NDC earns a share of the booking fees generated from the NDC's territory, as well as all subscriber fees billed in that marketplace.

      Our local sales and marketing groups distribute our products in the United States, Mexico, Canada, Belgium, France, Germany, Spain, Portugal, The
Netherlands, Switzerland, Sweden, Finland, Norway, Hong Kong, Singapore, The Philippines, Brazil and Venezuela. Bookings made in these countries collectively accounted for approximately 60% of our 1999 bookings.

     NDCs, typically owned or operated by the national airline of the relevant country or a local travel-related business, accounted for approximately 40% of our booking volume in 1999.

      We and our NDCs distribute direct access products such as Corporate Travelpoint(TM) and Travelpoint.com to travel agencies for use by their corporate and individual customers. We and our NDCs also distribute our products to certain Internet-based travel service providers. The Internet sites of those travel service providers allow individual consumers direct access to our systems and provide us with an additional means of generating booking fees.

Information Services

     As a result of developing and operating one of the world's largest GDSs, we have acquired significant knowledge of, and experience in, both the travel business and the information technology business. This knowledge and experience has created a basis from which we have been able to provide a range of specialized information technology solutions to airlines throughout the world. We currently provide fares quotation services, internal reservation services, other internal management services and software development services to such airlines.

---------
(1)   See Statement Regarding Forward-Looking Statements on page 22.

      We currently provide fares quotation services through our GlobalFares fares quotation system to airlines throughout the world. GlobalFares is used in conjunction with each airline's internal reservation system and provides pricing information, which meets the challenges and complexities of real-time fares quotation processing. Currently, over 100 airlines use GlobalFares and we plan to continue to market GlobalFares to other airlines.

     We also provide internal reservation services to United Airlines and in late 1999 amended our agreement to provide these services to United Airlines for another five-year term. Such services include the display of schedules and availability, the reservation, sale and ticketing of travel services and the display of other travel-related information to United Airlines' airport offices, city ticket offices and reservation centers throughout the world. In addition, we provide certain other internal management services to United Airlines including network management, departure control, availability displays, inventory management, database management and software development.

Technology

      We have made significant investments in technology and related equipment. We believe that we will benefit from operating economies of scale, as our technology is easily expandable and can support incremental volume with minimal additional investment. (1)

      Our computer systems provide real-time, high-volume transaction processing and are supported by 21 mainframes with a combined processing capacity of 5,774 MIPS (millions of instructions per second). Additional peripheral hardware provides approximately 22.6 terabytes of disk information storage. Our computer systems are operational 24 hours a day, every day of the year. They process, on average, over 255 million requests for information per day. At peak times, we process more than 7,700 messages per second.

      Our global communications network provides a fast, resilient and reliable method for travel agencies and travel vendors to access our systems. Our sites in Canada, Switzerland, The Netherlands and the United Kingdom use a meshed backbone network to provide direct connections to our Data Centre in Denver. This backbone network provides automatic rerouting in the event of a circuit failure. In addition to the meshed backbone network, we make extensive use of independent international network service providers to increase our reach into the global market.

     Our data and transaction processing services are dependent on our Data Centre. We maintain comprehensive security and backup systems in order to deliver consistent, reliable service to customers. Although we believe we have taken sufficient precautions to protect this facility and to achieve network security, a natural or manmade disaster, third party instrusions or other calamity that causes significant damage to, or failure of, the facility or our systems would have a material adverse effect on our business, financial condition and results of operations.

Competition - Electronic Global Distribution Services

      We primarily compete against other well-established CRSs to provide electronic global distribution services to the travel industry. Our principal competitors include Sabre, Worldspan and Amadeus. To a lesser extent, we also compete on a regional basis against Abacus, Axess, Infini and Topas. Many of these competitors offer products which are similar to our products.

     Competition to attract and retain travel agency subscribers is intense. The failure to renew travel agency contracts or obtain new subscribers could negatively impact our business. In highly competitive markets, we and other CRSs offer incentives to travel agency subscribers if certain productivity or booking

---------
(1)    See Statement Regarding Forward-Looking Statements on page 22.

volume growth targets are achieved. The use of these incentives increased significantly in 1999. Although continued expansion of the use of such incentive payments could adversely affect our profitability, our failure to continue to make such incentive payments could result in the loss of some travel agency subscribers. If we were to lose a significant portion of our current base of travel agencies to a competing CRS or if we were forced to further increase the amounts of such incentive payments significantly, our business, financial condition and results of operations could be materially adversely affected. (1)

     We also distribute travel on the Internet through several on-line sites. The on-line travel services market is rapidly evolving and intensely competitive. Competition is based upon service, merchandising, reliability, amount and accessibility of information and breadth of products and services offered. Competitors in this market include Expedia.com (majority-owned by Microsoft) and Travelocity.com (operated by Sabre).

Competition - Information Services

     Competition within the information services market is segmented by the type of service offering. Internal reservation services competitors include Sabre, EDS and Worldspan. Competitors for data center and network outsourcing include IBM, EDS, and niche suppliers such as Sabre, Speedwing and Worldspan.

Relationship With Airline Stockholders

     As of December 31, 1999, airline stockholders owned, in the aggregate, approximately 27% of our outstanding Common Stock. The airline stockholder controlled by United Airlines is our largest stockholder, owning approximately 18% of the outstanding Common Stock. No other airline stockholder owns more than 10% of our outstanding Common Stock. In addition, Special Voting Preferred Stock allows certain airline stockholders to elect a total of three members of our Board of Directors. The airline stockholders controlled by United Airlines and SAirGroup own two shares and one share of Special Voting Preferred Stock, respectively. Each share entitles its holder (or in certain circumstances, the holder's transferee) to elect one director. As to the remaining directors, the airline stockholders have agreed, pursuant to an agreement with us (the "Stockholders' Agreement"), to vote their shares of Common Stock in favor of the election of independent directors who will be nominated by the Board of Directors and the election of three management directors.

     At the end of 1998, the sales representation agreements with United Airlines and US Airways, pursuant to which these airlines supplied the sales force for our Apollo brand reservations products to subscribers in the United States and Mexico, were terminated. In an effort to increase focus on our product and service offerings, we assembled our own dedicated sales force in 1999. In 1997, we entered into non-competition agreements with each of the airline stockholders that prohibit the airline stockholders and their affiliates from competing with us in providing reservation services to neutral travel agencies. However, the non-competition agreements include certain exceptions that permit the airline stockholders and their affiliates to, among other things, provide and market certain reservation services to certain customers of the airline stockholders.

     United Airlines is the largest single travel vendor utilizing our systems, generating revenues that accounted for approximately 13.4% of total revenues in 1999. No other travel vendor accounted for 10% or more of our revenue in 1999.

---------
(1)    See Statement Regarding Forward-Looking Statements on page 22.

Industry Regulation

      Our business is subject to regulation in the United States, the European Union and Canada. Each jurisdiction's rules are largely based on the same set of core premises: that a CRS must treat all participating airlines equally, whether or not they are owners of the system; that airlines owning CRSs must not discriminate against the CRSs they do not own; and that CRS relationships with travel agencies should not be an impediment to competition from other CRSs or to the provision of services to the traveler. While each jurisdiction has focused on the CRS industry's role in the airline industry, the U.S. CRS Rules and the EC CRS Rules have the greatest impact on us because of the volume of business transacted by us in the United States and the European Union. Neither jurisdiction currently seeks to regulate CRS relationships with non-airline participants such as hotel and car rental companies, although changes to the EC CRS Rules effective March 15, 1999 allow CRSs to incorporate rail services into CRS displays and such rail services are therefore subject to certain sections of the EC CRS Rules.

     The U.S. CRS Rules, among other things, prohibit a CRS that is owned by an airline or an airline affiliate from entering into contracts with travel agencies that contain exclusivity clauses or that require the agency to maintain a certain percentage of computer terminals or bookings for a particular CRS.

     In several respects, the United States and European Union regulators have reached similar conclusions regarding the appropriate means of ensuring the achievement of the desired results. Both jurisdictions recognize that there is a possibility that subscribers will book flights which appear early on in availability displays, as they may be reluctant to read through all information presented in subsequent displays. Accordingly, both jurisdictions require systems to provide airline displays for travel agencies that are ordered on the basis of neutral principles and that all airlines must be charged the same fees for the same level of participation. The EC CRS Rules go further and require that fees must be reasonably structured and reasonably related to the cost of the service provided and used. Moreover, under EC CRS Rules, airlines have the ability to disallow certain types of bookings, unless they have already been accepted.

     Both the United States and European Union regulators seek to redress the potential that a CRS used for internal reservation purposes would offer a travel agency subscriber superior access to the hosted airline and inferior access to all other airlines. The EC CRS Rules mandate a separation between the internal reservations functionality and the functionality used by travel agencies to provide neutral information, and require annual confirmation of compliance with this rule, among others, by independent auditors. While the U.S. CRS Rules contain several principles outlining the requirement of unbiased displays, the EC CRS Rules prescribe a specific formula that a CRS must use to order its display of flights. The U.S. CRS Rules also require functional equivalence between the functionality offered to airlines whose internal reservation systems are hosted in the CRS and those provided to all other airlines. The EC CRS Rules require the CRS owner airlines to provide the same data, and accept and confirm bookings with equal timeliness in all CRSs, when requested to do so. The U.S. CRS Rules contain no counterpart to the European requirement that subscribers be offered access to the CRS on a nondiscriminatory basis. Although the U.S. CRS Rules extend only to use of CRSs by travel agencies (and do not apply to products distributed directly to corporate travel departments and individual consumers), European and Canadian rules apply to all subscriber uses of CRSs, whether by travel agencies, individuals or corporate travel departments.

     The U.S. CRS Rules are currently under review. In our historical role as provider of two distinct systems, Apollo in North America and Japan, and Galileo in the rest of the world, we have developed familiarity with the requirements and approval procedures of each regulatory jurisdiction, and are experienced in addressing regulatory issues as they arise.

Research & Development

     Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design, testing of product alternatives or construction of prototypes. Research and development costs, excluding amortization of computer software, are expensed as incurred and were approximately $6.2 million, $4.8 million and $8.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, we invest in companies that offer innovative technical solutions to meet our business needs.

Employees

      We believe that our success is due in large part to our employees. We strive to hire and retain highly skilled and motivated personnel. As of December 31, 1999, we employed approximately 2,600 people. Approximately 83% of our employees are located in the United States and Canada, 12% in Europe and 5% in Latin America and countries throughout the Asia/Pacific region. Our employees in Brazil, representing about 1% of our workforce, are unionized in accordance with local regulations. We believe that our relationship with our employees is good.

Executive Officers

     The executive officers of the Company, their positions with the Company and their ages, as of the date of this filing, are as set forth below. There are no family relationships among any directors or officers.

Name                      Age                Position
----                      ---                --------
James E. Barlett          56      Chairman, President,Chief Executive Officer

Paul H. Bristow           57      Executive Vice President, Chief Financial
                                      Officer and Treasurer

Lyn Bulman                40      Senior Vice President, Human Resources and
                                      Corporate Relations

Michael G. Foliot         45      Senior Vice President, Global Vendor Marketing

Babetta R. Gray           41      Executive Vice President, Subscriber Sales and
                                      Service

James E. Lubinski         44      Executive Vice President, Operations

David A. Near             41      Senior Vice President, Internet and E-Commerce

Anthony C. Swanagan       40      Senior Vice President, General Counsel and
                                      Secretary

     Mr. Barlett has been President and Chief Executive Officer since November 1994 and Chairman since May 1997. Prior to joining the Company, he served as Executive Vice President of Worldwide Operations and Systems at MasterCard International Corporation ("MasterCard") and was a member of the MasterCard International Operations Committee. Prior to his employment at MasterCard, Mr. Barlett served as Executive Vice President of Operations for NBD Bancorp where from 1979 to 1992 he managed the redevelopment of core banking systems and directed the development, implementation and operation of the Cirrus International automated teller switching system and served as Vice Chairman of Cirrus Inc. Mr. Barlett is also a Director of the Company.

     Mr. Bristow has been Executive Vice President and Chief Financial Officer since August 1999, Senior Vice President and Chief Financial Officer since February 1993 and Treasurer since May 1997. Prior to joining the Company, Mr. Bristow served as financial advisor to various companies in the United Kingdom before which he had spent two years as a member of a buy-in group involved in corporate finance as intermediaries, and as advisors. From 1980 to 1988, he worked for London International Group Plc, a listed international consumer products company in London, initially as Division Finance Director and then on the Main Board as Group Finance Director. Prior to 1980, Mr. Bristow worked for ITT in Canada, Norway and Singapore; with Philip Morris in Switzerland and Canada; and with Arthur Andersen & Co. in Canada. Mr. Bristow resigned as Executive Officer and Director of the Company effective March 15, 2000.

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

     Ms. Gray has been Executive Vice President, Subscriber Sales and Service since August 1999. In this position, Ms. Gray is responsible for subscriber sales and service on a global basis. Prior to that Ms. Gray was Senior Vice President, Customer Service Delivery and General Counsel since July 1998 and Secretary since May 1997, Senior Vice President, Legal and General Counsel since March 1996, Vice President, Legal and General Counsel since September 1995 and joined the Company as Senior Counsel in April 1990. Before joining the Company, Ms. Gray was Counsel for Reebok International Ltd. from 1989 to 1990 and an associate with the Boston law firm of Foley, Hoag & Eliot from 1984 through 1988.

     Mr. Lubinski has been Executive Vice President, Operations since August 1999 and prior to that he was Senior Vice President, Information Services and Operations since July 1995. In this position, Mr. Lubinski is responsible for ensuring technological leadership in systems development for the Company. Prior to joining the Company, Mr. Lubinski served since 1994 as Senior Vice President and Division Head of Systems and Operations for Boatmen's Trust Company. From 1978 to 1994, Mr. Lubinski held several technical positions at NBD Bancorp, including First Vice President and Development Manager. Mr. Lubinski is a member of the Board of Trustees of Stichting "the SITA Foundation" and also a member of the Board of Trustees for the PorterCare Foundation.

     Mr. Near has been Senior Vice President, Internet and E-Commerce since August 1999. In this position, Mr. Near is responsible for setting e-commerce strategies and coordinating their implementation across the organization. Prior to assuming these responsibilities, Mr. Near served as Senior Vice President, Subscriber Marketing, Senior Vice President of Intuitive Products and Interactive Services and as Director of Car, Hotel, Leisure and Advertising Product Management for the Company and Covia Partnership. Prior to joining the Company in 1987, Mr. Near held a number of management positions at United Airlines and B.F. Goodrich.

     Mr. Swanagan has been Senior Vice President, General Counsel and Secretary since August 1999. Prior to that he was Vice President, Legal since July 1998 and joined the Company as Counsel in 1991. Before joining the Company, Mr. Swanagan was associated with the Chicago law firm of Jones, Ware & Grenard. Mr. Swanagan is also a Director of the Company.

ITEM 2.  PROPERTIES

     Our principal executive offices are located in Rosemont, Illinois, a suburb of Chicago, where the Company leases approximately 120,000 square feet of office space pursuant to a lease that expires in the year 2010. Our Data Centre is located in Englewood, Colorado, a suburb of Denver, in two adjacent buildings owned by the Company. The Data Centre contains approximately 238,000 square feet of space, including approximately 110,000 square feet of raised floor computer room space. The Company also leases and owns office space in various other worldwide locations, including development and marketing offices located in or near Denver, London and Hong Kong. The Company believes that its offices and Data Centre are adequate for its immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion. (1)

--------
(1)   See Statement Regarding Forward-Looking Statements on page 22.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     Our Common Stock, $.01 par value, began trading on the New York Stock Exchange under the symbol "GLC" in July 1997. The following table sets forth, for the quarters indicated, the range of high and low closing sale prices for our Common Stock on the New York Stock Exchange and the dividends declared.

                        Market Price
                        ------------            Dividends
     Quarter         High          Low          Declared
     -------         ----          ---          ---------
     1999
         Fourth   $ 38 15/16   $ 25  3/4        $ 0.090
         Third      58  3/8      36  1/2          0.090
         Second     59           45               0.090
         First      51  9/16     41  5/8          0.075
                                               ---------
            Total                               $ 0.345
                                               =========
     1998
         Fourth   $ 43  1/2    $ 28  3/4        $ 0.075
         Third      45  7/16     31  3/4          0.075
         Second     45  1/16     35  1/2          0.075
         First      39  1/2      26  3/16         0.060
                                               ---------
            Total                               $ 0.285
                                               =========

     On March 6 , 2000, our Common Stock was held by approximately 270 holders of record.

Dividend Policy

     Although we expect to reinvest a substantial portion of our earnings in our business, we currently intend to continue to pay regular quarterly cash dividends. (1) Under our debt agreements, cash dividends, in aggregate, cannot exceed an amount equal to 50% of our consolidated net income for any given year.

     The declaration and payment of dividends, as well as the amount thereof, are subject to the discretion of the Board of Directors and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. (1) There can be no assurance that the Company will declare and pay any future dividends.

--------
(1)   See Statement Regarding Forward-Looking Statements on page 22.

ITEM 6.  SELECTED FINANCIAL DATA

                                                            Year Ended December 31,
                                            1999 (1)    1998 (2)   1997 (3)     1996        1995
                                            --------    --------   --------     ----        ----
                                                        (In millions, except share data)

Income Statement Data:
Revenues                                    $ 1,526.1  $ 1,480.8  $ 1,256.1  $ 1,088.3    $ 966.4
Operating income                                312.9      331.6      211.5      175.4      140.3
Income before income taxes                      361.3      325.5      205.6      167.1      123.7
Income taxes                                    143.1      129.9       44.0        1.9        2.6
Net income                                      218.2      195.6      161.6      165.2      121.1
Pro forma net income (4)                            -          -      123.4      100.3       74.2
Basic earnings per common share                  2.22       1.87          -          -          -
Pro forma basic earnings per common share (4)       -          -       1.30       1.14       0.84
Diluted earnings per common share                2.21       1.86          -          -          -
Pro forma diluted earnings per common share (4)     -          -       1.30       1.14       0.84
Dividends per common share                      0.345      0.285       0.06          -          -

Balance Sheet Data:
Current assets                              $   230.5  $   243.5  $   224.3  $   240.8    $ 187.3
Total assets                                  1,255.2    1,291.1    1,268.5      599.9      569.0
Current liabilities                             319.2      231.8      201.4      199.6      227.6
Long-term debt                                  434.4       69.5      250.0       70.0      134.2
Other long-term obligations                     108.0      147.1      133.4       74.9       77.6
Partners' capital                                   -          -          -      255.4      129.6
Stockholders' equity                            393.6      842.6      683.7          -          -

Other Data:
Operating income as a
    percentage of revenue                       20.5%      22.4%      16.8%      16.1%      14.5%
Reservations booked using the
    Company's CRS systems  (5)                  351.6      345.7      336.1      316.1      285.4
Net cash provided by operating activities   $   281.2  $   379.1  $   324.7  $   214.1    $ 172.6
Capital expenditures  (6)                        92.5       98.7       65.9       40.0       64.5

(1)For the year ended December 31, 1999, operating expenses include an $83.2 million ($50.2 million after tax) special charge related to the extinguishment of a portion of our liability arising from a services agreement with United Airlines and an $11.3 million ($6.8 million after tax) recovery of expenses previously reserved for the realignment of our United
   Kingdom operations. Net income includes net gains of $64.0 million ($38.6 million after tax) from our investments in technology companies. Net cash provided by operating activities includes $97.3 million transferred to a qualified special-purpose entity related to the services agreement special charge.

(2)For the year ended December 31, 1998, operating expenses include $26.4 million ($15.9 million after tax) of special charges related to the realignment of our operations in the United Kingdom and $13.4 million ($8.1 million after tax) in gains related to settlements of contractual disputes from prior years.

(3)Effective July 30, 1997, Galileo International Partnership merged into a wholly owned limited liability company subsidiary of Galileo International, Inc. (the "Merger"), we effected an initial public offering of our Common Stock (the "Offering"), and we incurred debt related to the purchase of three NDCs.

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

(4)As a result of the Merger and the Offering, pro forma net income and pro forma basic and diluted earnings per share data are calculated as though: (i) partners' capital was converted into 88,000,000 shares of Common Stock for all periods presented and the 16,799,700 shares issued to the public were outstanding from July 30, 1997, and (ii) we had operated in a corporate form for all periods presented and accordingly were subject to federal and state income taxes.

(5)Transactions in respect of bookings made in the United States, Canada, Mexico and Japan have been converted to a net segment basis. Bookings made in the rest of the world are reported on a net segment basis. The 1999 data includes a 1.7 million adjustment for the impact of a pricing structure change that reduced reported passive booking volumes in Japan.

(6)Capital expenditures include purchases of property and equipment and purchases of computer software. In addition, the capitalization of internally developed computer software was $12.6 million, $14.2 million, $21.2 million, $21.6 million, and $24.5 million for the years ended December 31, 1999, 1998, 1997, 1996, and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Effective July 30, 1997, Galileo International Partnership merged into a wholly owned limited liability company subsidiary of Galileo International, Inc. (the "Merger") and effected an initial public offering of its Common Stock (the "Offering"). References to the "Company", "we", "us" and "our" mean, at all times prior to the time of the Merger, Galileo International Partnership and its consolidated subsidiaries and, at all times thereafter, Galileo International, Inc. and its consolidated subsidiaries. As a result of this Merger, (i) we became subject to U.S. federal and state income taxes that were previously borne by the partners of Galileo International Partnership and (ii) we recorded a $15.3 million nonrecurring charge to income tax expense to reflect the establishment of deferred tax assets and liabilities arising at the time of the Merger. Upon the Merger, the airline stockholders' partnership interests were exchanged for our Common Stock in the same proportion as that of their respective partnership interests in Galileo International Partnership.

     We generate most of our revenues from the provision of electronic global distribution services. Booking fees are the primary source of this revenue and are charged to travel vendors for reservations made through our system. Booking fees depend on several factors, including the type of reservation booked (primarily air, car rental or hotel), the location of the booking and the level of travel vendor participation in our systems. In addition to booking fees and related premiums paid by travel vendors, subscribers generally pay fees for hardware, software and certain services. Such fees are often discounted or waived for travel agency subscribers, depending upon the level of bookings generated by the travel agency. In highly competitive markets, we often make incentive payments to travel agency subscribers that achieve defined productivity or booking volume growth objectives.

     We also provide information services to airlines, including certain of our airline stockholders. We currently provide fares quotation services, internal reservation services, other internal management services and software development services to such airlines.

     Our expenses consist primarily of local sales, marketing and customer service costs, commissions paid to national distribution companies ("NDCs"), costs associated with the operation of our Data Centre and wages and benefits payable to our employees. Substantially all of our expenses are denominated and paid in U.S. dollars, with the exception of operating expenses incurred outside of the United States. Cost of operations shown on our statements of income consist primarily of the costs of operating our Data Centre (including wages and benefits of Data Centre and other technical services personnel, and hardware, software and communications costs) and costs related to agency equipment (including installation, maintenance and help desk functions). Commissions, selling and administrative expenses shown on our statements of income consist primarily of commissions payable to NDCs, incentives paid to subscribers and other costs of our selling and administrative functions.

     Our earnings can be significantly impacted by events that affect the travel industry. Such impact is typically caused by economic and other conditions that decrease the number of bookings made through our systems as a result of decreased demand for airline seats and other travel services. Other events, such as increased airline competition from low cost carriers, excess capacity or deterioration of an airline's financial condition, can often cause fare promotions within the airline industry. This may result in an increased number of transactions and bookings for us, thereby stimulating our revenue-earning capability.

     We experience a seasonal pattern in our operating results, with the fourth quarter typically having the lowest total revenues and operating income due to early bookings by customers for holiday travel and due to a decrease in business travel during the holiday season. (See Note 14 to the consolidated financial statements for quarterly financial information.)

     During 1997, we acquired three national distribution companies (the "NDC Acquisitions"): Apollo Travel Services Partnership ("ATS"), Traviswiss AG ("Traviswiss") and Galileo Nederland BV ("Galileo Nederland"). In connection with the NDC Acquisitions, we recorded a nonrecurring charge to operating expenses of $20.1 million ($12.1 million after tax) related to the integration of the acquired NDCs. This special charge consisted of $12.3 million in severance-related costs and $7.8 million of other integration costs, principally related to duplicate facilities.

     During 1998, we acquired a Florida-based airline information systems company, S. D. Shepherd Systems, Inc. (the "Shepherd Systems Acquisition") and two national distribution companies: Galileo Nordiska AB (the "Nordiska Acquisition") and Galileo Canada Distributions Systems, Inc. ("Galileo Canada"), (the "Canada Acquisition"). We also recorded a nonrecurring charge to operating expenses of $26.4 million ($15.9 million after tax) related to a strategic realignment of our operations in the United Kingdom. This special charge consisted of $15.0 million in severance-related costs and $11.4 million in costs related to disposition of the current United Kingdom facilities.

     In connection with the NDC Acquisitions in 1997 and the Canada Acquisition in 1998, we have entered into agreements for the provision of certain marketing services (the "Services Agreements") with the sellers (or affiliates of such sellers) of ATS, Traviswiss, Galileo Nederland and Galileo Canada whereby such sellers (or such affiliates) will provide services to us related to growing the respective business operations of the acquired NDCs.

     During 1999, we recorded a special charge of $83.2 million ($50.2 million after tax) related to the extinguishment of a portion of our liability to United Air Lines, Inc. ("United Airlines") under the provision of the ATS services agreement, originally entered into in 1997. We transferred $97.3 million in assets to a qualified special-purpose entity, which has assumed the obligation to United Airlines for a portion of the ATS services agreement. We also were successful in assigning our Swindon U.K. facilities lease at market rates, resulting in recognition of an $11.3 million ($6.8 million after tax) recovery of previously reserved facilities expenses.

1999 Compared to 1998

     REVENUES. We generate our revenue from the provision of electronic global distribution services and information services. During the year ended December 31, 1999, we generated approximately 95.2% of our revenue from electronic global distribution services and approximately 4.8% of our revenue from information services. The following table summarizes 1999 and 1998 revenues for electronic global distribution services by geographic location as a percentage of total revenues and summarizes total booking volumes for each of the years indicated:

                                              1999            1998
                                              ----            ----
Percentage of Revenue
---------------------
U.S. Market (1)                               41.6 %          43.8 %
All Other Markets (1)                         58.4            56.2
                                            --------        --------
                                             100.0 %         100.0 %
                                            ========        ========

Worldwide Bookings
------------------
(in millions)
U.S. Market: (1)
     Air                                     126.0           131.4
     Car/Hotel/Leisure                        23.1            22.6
                                            --------        --------
Total Bookings                               149.1           154.0

All Other Markets: (1)
     Air                                     194.7           186.0
     Passive Booking Adjustment - Japan (2)    1.7               -
                                            --------        --------
     Adjusted Air                            196.4           186.0

     Car/Hotel/Leisure                         6.1             5.7
                                            --------        --------
Total Bookings                               202.5           191.7

                                            --------        --------
Total Worldwide Bookings                     351.6           345.7
                                            ========        ========

----------------------
(1) The location of the travel agent making the booking determines the geographic region credited with the related revenues and bookings.

(2) Adjustment for the impact of a pricing structure change that reduced reported passive booking volumes in Japan. In markets outside of Japan, the net impact to reported passive bookings due to the pricing structure change was slightly positive.

     Revenues increased $45.3 million, or 3.1%, to $1,526.1 million for the year ended December 31, 1999 from $1,480.8 million for the year ended December 31, 1998. Our electronic global distribution services revenues grew $109.4 million, or 8.1%. Airline booking revenue increased 7.0% over the year ended December 31, 1999 due to a booking fee price increase that went into effect in March 1999, other yield improvements and a 1.5% increase in worldwide air booking volumes.

     International booking volumes increased 4.7% and U.S. booking volumes decreased 3.2% for the year ended December 31, 1999. Adjusting for the impact of a July 1999 pricing structure change that reduced reported passive booking volumes in Japan, total international booking volumes increased 5.6% for the year. This increase in international booking volumes for the year was driven by strong growth in developing markets, such as Africa and the Middle East, and solid performance in Europe and Asia.

     The volume decline in U.S. bookings is primarily due to a decrease in our U.S. market share, which we believe is principally attributable to the effect of our field sales force transition in 1999. With a new U.S. sales force in place, we are aggressively executing growth plans for new and renewal business. We remain confident in the ability of our new sales force to strengthen our position in the U.S. market by the middle of 2000. (1)

     The growth in electronic global distribution services revenues was partially offset by a decline in information services revenues due principally to the impact of providing fewer network services to an airline customer. This revenue loss was largely offset by a reduction in operating expenses directly related to the provision of these services.

     COST OF OPERATIONS. Cost of operations expenses decreased $40.6 million, or 7.1%, to $527.7 million for the year ended December 31, 1999 from $568.3 million for the year ended December 31, 1998. The decline in cost of operations expenses was due primarily to a $54.1 million decrease in voice communication charges related to the decrease in network services provided to an airline customer. Partially offsetting this decrease was $12.2 million in additional cost of operations expenses incurred due to the Galileo Canada and Shepherd Systems acquisitions in 1998. These additional operating expenses, principally wages, maintenance and installation expenses, communication costs and depreciation expense, were largely offset by lower commissions as we no longer pay commissions to Galileo Canada but instead incur the direct costs of distributing our products in this market. Additionally, we now record the amortization of the excess of the cost of these acquisitions over the fair value of net assets acquired and also record the amortization of other intangibles acquired.

     Remaining cost of operations expenses increased slightly, primarily due to increased maintenance costs for subscriber equipment at agency locations and higher communication costs associated with the ongoing migration to new data network technology and growth in both new and existing markets. These increases were substantially offset by net cost savings from the Swindon, U.K. realignment and lower Data Centre expenses as we continue to take advantage of decreasing technology costs.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses increased $59.1 million, or 10.7%, to $613.6 million for the year ended December 31, 1999 from $554.5 million for the year ended December 31, 1998. NDC commissions and subscriber incentive payments increased $55.8 million, or 15.4%, to $419.4 million for the year ended December 31, 1999 from $363.6 million for the year ended December 31, 1998. The increase in electronic global distribution services revenues resulted in increased commissions to NDCs, which were partially offset by the elimination of commissions to Galileo Canada as, subsequent to this acquisition in June 1998, we no longer pay commissions but instead incur the direct costs of operating in this market. NDC commissions are generally based on a percentage of booking revenues and have, therefore, grown at a rate consistent with the growth in booking fees by country. Incentive payments, which are provided to subscribers in order to maintain and expand our travel agency customer base, increased significantly in 1999 principally due to the initiation of new contracts with multinational and key U.S. regional accounts in late 1998 and the first quarter of 1999, as well as the impact of payments to subscribers previously incurred by Galileo Canada prior to June 1998. We expect that growth in subscriber incentives will continue in 2000, but at a slower rate than we experienced in 1999. (1)

---------
(1)   See Statement Regarding Forward-Looking Statements on page 22.

     The remaining increase in commissions, selling, and adminstrative expenses was primarily attributable to $13.4 million in favorable settlements during 1998 of contractual disputes from prior years. This was partially offset by decreased selling expenses in the U.S. as we transitioned to our internal sales force, decreased travel and effectively managed costs throughout the organization.

     SPECIAL CHARGES. We recorded a special charge of $83.2 million related to the extinguishment of a portion of our liability arising from our services agreement with United Airlines. This services agreement was entered into at the time of our acquisition of ATS in July 1997. Under the agreement, United Airlines agreed to provide us marketing and other support in the U.S. and Mexico. In exchange for these services, we agreed to compensate United Airlines if we achieved specific air segment growth and price increases over a five-year period. Although we were accruing for the estimated liability under the services agreement in line with lower levels of historical and projected pricing, as a result of the price increase in the U.S. and Mexico that became effective on January 1, 2000, we now expect to owe the full price-related obligation.(1) In December 1999, we created and funded a qualified special-purpose entity to provide for payment of this price-related obligation to United Airlines in July 2002. We transferred $97.3 million in assets to this special-purpose entity. As a result, we have no further payment obligation to United Airlines related to price increases under the services agreement.

     During 1998, we recorded special charges of $26.4 million related to a strategic realignment of our operations in the United Kingdom. These special charges included severance provisions of $15.0 million and $11.4 million in costs related to disposition of the current United Kingdom facilities. During 1999, we were successful in assigning the Swindon, U.K. lease at market rates, resulting in the recovery of $11.3 million of facilities expenses reserved in 1998 and a prior year. (See Note 4 to the consolidated financial statements for further discussion.)

     OTHER INCOME (EXPENSE). Other income (expense) includes interest expense net of interest income, foreign exchange gains or losses, and other non-operating items. Other income, net increased $54.5 million to $48.4 million income for the year ended December 31, 1999 from $6.1 million expense for the year ended December 31, 1998. This increase was primarily the result of $58.6 million in gains realized from sales in secondary offerings of a portion of our equity in Equant N.V. ("Equant"), and $5.5 million in net gains on the unrealized appreciation in our technology investments. These gains were partially offset by a $6.4 million increase in net interest expense due to increased debt levels to fund repurchases of our Common Stock. The remaining decrease is primarily attributable to lower foreign exchange gains.

     INCOME TAXES. Income taxes increased $13.2 million, or 10.2%, to $143.1 million for the year ended December 31, 1999 from $129.9 million for the year ended December 31, 1998. The increase was a result of higher income before income taxes for the year ended December 31, 1999 compared to the year ended December 31, 1998. Partially offsetting this increase was the impact of a lower effective tax rate in 1999. As a result of successful tax planning, we reduced our 1999 effective tax rate by 30 basis points to 39.6 percent from 39.9 percent in 1998.

     NET INCOME. Net income increased $22.6 million, or 11.6%, to $218.2 million for the year ended December 31, 1999 from $195.6 million for the year ended December 31, 1998. Net income as a percentage of revenues increased to 14.3% from 13.2% over the same period.

1998 Compared to 1997

     REVENUES. Revenues increased $224.7 million, or 17.9%, to $1,480.8 million for the year ended December 31, 1998 from $1,256.1 million for the year ended December 31, 1997. The 1998 revenues include the impact of the acquired NDCs whereas 1997 revenues, prior to the NDC Acquisitions, represent Galileo International Partnership revenues. Assuming the NDC Acquisitions occurred on January 1, 1997,

---------
(1)    See Statement Regarding Forward-Looking Statements on page 22.

revenues for the year ended December 31, 1997, on a pro forma basis, would have increased $95.4 million ($40.7 million increase in electronic global distribution services and $54.7 million increase in information services) representing primarily revenue from subscribers for hardware, software and other services and revenue from airlines for information services performed. Comparing 1998 to pro forma 1997, revenues increased $129.3 million, or 9.6%, to $1,480.8 million for the year ended December 31, 1998 from $1,351.5 million in pro forma revenues for the year ended December 31, 1997.

     Growth in 1998 versus 1997 pro forma electronic global distribution services revenues resulted primarily from an increase in airline booking volumes of 2.5% and an increase in car, hotel and leisure booking volumes of 6.6% during the year ended December 31, 1998 as compared to the year ended December 31, 1997. Total international booking volumes increased 7.2% for the year, while U.S. booking volumes declined 2.1% over the same period last year. Reported U.S. bookings declined due to a new fee structure we introduced in North America in March 1998 that only charges airline vendors for passive bookings that are ticketed. We report only those bookings for which we receive a fee. Excluding passive airline bookings, growth in active bookings for the year was 1.3% in the United States. The increase in international booking volumes for the year was driven by strong growth in Europe, the Middle East, Southeast Asia and Africa. An air booking fee price increase that went into effect March 1, 1998 and other yield improvements also contributed to the revenue growth during the year.

     COST OF OPERATIONS. Cost of operations expenses increased $183.0 million, or 47.5%, to $568.3 million for the year ended December 31, 1998 from $385.3 million for the year ended December 31, 1997. 1998 expenses include the impact of the NDC Acquisitions as well as the impact of the 1998 Canada Acquisition and Nordiska Acquisition from the date of each acquisition. 1997 expenses, prior to the NDC Acquisitions, represent Galileo International Partnership expenses. Additionally, in conjunction with the NDC Acquisitions, Nordiska Acquisition, Canada Acquisition and the Shepherd Systems Acquisition, we record the amortization of the excess of the cost of these acquisitions over the fair value of the net assets acquired and the amortization of other intangibles acquired. Assuming the NDC Acquisitions occurred on January 1, 1997, pro forma cost of operations for the year ended December 31, 1997 would have increased $156.6 million to $541.9 million. This increase is caused by additional operating expenses that were partially offset by lower commissions as we no longer pay commissions, but instead incur the direct costs of distributing our products in these markets. The additional operating expenses represent principally the wages, maintenance, communication costs and depreciation of the acquired NDCs.

     Comparing 1998 to pro forma 1997, cost of operations expenses increased $26.4 million, or 4.9%, to $568.3 million for the year ended December 31, 1998 from $541.9 million in pro forma expenses for the year ended December 31, 1997. As a result of the Canada Acquisition and Nordiska Acquisition, cost of operations expenses increased $14.3 million as we incurred the direct costs of operating in these markets since the date of each acquisition. The remaining increase was primarily attributable to higher wages for technical personnel, increased communication costs due to market expansion and increased maintenance costs for subscriber equipment at agency locations, partially offset by a reduction in network services provided to an airline vendor. Subsequent to the NDC Acquisitions, Nordiska Acquisition and Canada Acquisition, cost of operations expense growth was lower than revenue growth due to management's continued focus on operating efficiency and savings realized from the integration of the acquired NDCs. During 1998, we continued to take advantage of decreasing technology costs on Data Centre equipment and have negotiated favorable supplier contracts for subscriber equipment.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses decreased $84.7 million, or 13.2%, to $554.5 million for the year ended December 31, 1998 from $639.2 million for the year ended December 31, 1997. NDC commissions and subscriber incentive payments decreased $128.2 million, or 26.1%, to $363.6 million for the year ended December 31, 1998 from $491.8 million for the year ended December 31, 1997. The increase in electronic global distribution services revenues resulted in increased commissions to NDCs which was more than offset by the elimination of commissions paid to the acquired NDCs as, subsequent to these acquisitions, we no longer pay commissions but instead incur the direct cost of operating in these markets. NDC commissions are generally based on a percentage of booking revenues and have, therefore, grown at a rate consistent with the growth in booking fees by country. Incentive payments, which are provided to subscribers in order to maintain and expand our travel agency customer base, increased significantly in 1998 due to the initiation of new deals with multinational accounts, as well as the impact of payments to subscribers previously borne by the acquired NDCs.

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

     SPECIAL CHARGES. We recorded special charges of $26.4 million during the year ended December 31, 1998 related to a strategic realignment of our operations in the United Kingdom. Special charges include severance provisions of $15.0 million and $11.4 million in costs related to disposition of the current United Kingdom facilities.

     We recorded special charges of $20.1 million during the year ended December 31, 1997 related to the integration of the acquired NDCs into our operations. Special charges were comprised primarily of $12.3 million in severance costs related to termination of employees and $7.8 million of other integration costs, principally related to duplicate facilities.

     OTHER INCOME (EXPENSE). Other income (expense) includes interest expense net of interest income, and foreign exchange gains or losses. Other income (expense) increased $0.2 million, to $6.1 million expense for the year ended December 31, 1998 from $5.9 million expense for the year ended December 31, 1997. This increase was primarily the result of lower interest income arising from lower average cash and cash equivalents.

     INCOME TAXES. No provision for U.S. federal and state income taxes was recorded prior to July 30, 1997 as such liability was the responsibility of the partners of Galileo International Partnership, rather than of the Company. As a result of the July 30, 1997 merger of Galileo International Partnership into a wholly owned limited liability company subsidiary of Galileo International, Inc., we recorded initial deferred income taxes of $15.3 million to reflect the establishment of deferred tax assets and liabilities in 1997. Remaining income taxes for 1997 represent U.S. federal and state income taxes subsequent to July 30, 1997 and income taxes for certain of our non-U.S. subsidiaries. Subsequent to the Merger, our effective tax rate is approximately 40%.

     NET INCOME. Net income was $195.6 million for the year ended December 31, 1998. Net income was $161.6 million for the year ended December 31, 1997. Net income in 1998 reflects the recognition of U.S. federal and state income taxes for the entire year.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $1.8 million and working capital totaled $(88.8) million at December 31, 1999. Excluding $121.0 million in debt outstanding under our 364-day credit agreement, which was used to fund a portion of our repurchases of Common Stock for treasury, working capital totaled $32.2 million at December 31, 1999. At December 31, 1998, cash and cash equivalents totaled $9.8 million and working capital totaled $11.7 million. Cash and cash equivalents decreased by $8.0 million as we carefully monitor cash requirements and utilize excess cash to pay down outstanding debt and repurchase shares of our Common Stock.

     Cash flow used in investing activities principally relates to purchases of mainframe data processing and network equipment and purchases of computer equipment provided to our travel agency subscribers.

Capital expenditures, excluding the capitalization of internally developed software, were $92.5 million for the year ended December 31, 1999 compared to $98.7 million for the year ended December 31, 1998. In addition, we used $29.5 million to acquire minority ownership equity positions in seven technology-related companies during the year ended December 31, 1999. We received $58.7 million in proceeds from sales in secondary offerings of a portion of our equity in Equant during the year ended December 31, 1999.

     Cash flow used in financing activities for the year ended December 31, 1999, includes repurchases of Common Stock for treasury totaling $635.5 million and dividends paid to our stockholders totaling $33.9 million. We also paid $25.5 million to terminate two equipment leases related to Swindon data center assets pursuant to advantageous early termination provisions allowed within the leases. During the year ended December 31, 1999, net borrowings under our credit facilities totaled $485.9 million and we have $79.0 million available under our revolving credit facilities at December 31, 1999.

     We expect that future cash requirements will principally be for capital expenditures, repayments of indebtedness, repurchases of our Common Stock for treasury, acquisitions of additional NDCs and other potential acquisitions that are aligned with our strategic direction. (1) We believe that cash generated by operating activities will be sufficient to fund our future cash requirements, except that significant acquisitions, investments, or share repurchases may require additional borrowings or other financing alternatives. (1)

     In connection with the NDC Acquisitions and the Canada Acquisition, we entered into Services Agreements for the provision of certain marketing services with the sellers (or affiliates of such sellers) of ATS, Traviswiss, Galileo Nederland and Galileo Canada whereby such sellers (or such affiliates) will provide services to us related to growing the respective business operations of the acquired NDCs. Pursuant to the Services Agreements, we will be required to pay the sellers (or such affiliates of the sellers) of ATS, Traviswiss, Galileo Nederland and Galileo Canada fees of up to $123.0 million (reduced from $200.0 million as a result of the qualified special-purpose entity transaction in December 1999 - see discussion below), $6.8 million, $4.7 million and $20.5 million (each on a present value basis as of the date of the agreements), respectively, in the sixth year (eighth year for a portion of Galileo Canada) following the acquisitions, contingent upon improvements in our airline booking fee revenue in the sellers' respective territories over the five-year period following each acquisition, as measured by the annual price increase rate and over the five-year period (seven-year period in the case of Galileo Canada) following each acquisition, as measured by the annual air segment growth rate.

     In December 1999, we created and transferred $97.3 million in assets to a qualified special-purpose entity to provide for payment to United Airlines of the price-increase portion of our liability under the ATS services agreement. This payment was funded by our cash flow from operations, sales of a portion of our equity in Equant, and borrowings under our existing credit facilities. For the remainder of the ATS services agreement and all other Services Agreements, we have reviewed and, to the extent deemed appropriate, established accruals for these payments based on an evaluation of the likelihood that the revenue goals required under the terms of these agreements will be met. We do not expect to incur any liability related to the air segment growth component of the ATS services agreement. (1) As of December 31, 1999 and 1998, accruals totaling $13.9 million and $9.3 million, respectively, have been recorded and are reflected in the accompanying consolidated balance sheets.

     In  addition  to  reinvesting  a  substantial  portion of  earnings  in our business, we currently intend to pay regular quarterly dividends and to repurchase additional shares of our Common Stock. (1) The declaration and payment of future dividends, as well as the amount thereof, and the amount of future repurchases of our Common Stock beyond the existing $750 million stock repurchase program are subject to the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. There can be no assurance that we will declare and pay any future dividends or repurchase additional shares of our Common Stock.

--------
(1)   See Statement Regarding Forward-Looking Statements on page 22.

Recent Developments

     On January 27, 2000, we announced our intention to acquire Travel Automation Services Limited, which includes Galileo UK, our NDC in the United Kingdom, from British Airways Plc. (1) Galileo UK distributes our system to travel agents across the United Kingdom and provides travel technology solutions tailored to the unique requirements of the United Kingdom market.

     On February 8, 2000, we announced plans to acquire the remaining ownership interest in TRIP.com, a leading online travel service and technology provider.
(1) At December 31, 1999, we owned approximately 20% of TRIP.com. Under terms of the acquisition, which we expect to close during the first quarter of 2000, we will purchase the remaining ownership interest for $269.0 million in a combined stock and cash transaction. (1) Upon combining our existing Internet assets into TRIP.com, we plan to investigate capital structure options, including potentially selling a portion of TRIP.com in a public offering. (1) We plan to fund the acquisition of TRIP.com with additional bank financing and are in the process of completing a new line of credit with our lenders. (1)

--------

(1)   See Statement Regarding Forward-Looking Statements on page 22.

Statement Regarding Forward-Looking Statements

      Statements in this report that are not strictly historical, including statements as to plans, objectives and future performance, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section  21E of the  Securities  Exchange  Act of  1934.  We  have  based  these forward-looking statements on our current expectations and projections about future events. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from the events or results expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. Risks and uncertainties associated with our forward-looking statements include, but are not limited to: the loss and inability to replace the bookings generated by one or more of our five largest travel agency customers; our ability to effectively execute our sales initiatives in key markets; our sensitivity to general economic conditions and events that affect airline travel and the airlines that participate in our Apollo and Galileo systems; circumstances relating to our investment in technology, including our ability to timely develop and achieve market acceptance of new products; our ability to successfully expand our operations and service offerings in new markets, including the on-line travel market; our ability to manage administrative, technical and operational issues presented by our expansion plans and acquisitions of other businesses; the results of our international operations and expansion into developing and new computerized reservation system ("CRS") markets, governmental approvals, trade and tariff barriers, and political risks; new or different legal or regulatory requirements governing the CRS industry; and natural disasters or other calamities that may cause significant damage to our Data Centre facility.

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

Year 2000 (1)

     The Year 2000 issue was a result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or systems or those of our vendors and suppliers that have date-sensitive software could have recognized a date using "00" as the year 1900 rather than 2000.

     Beginning in September 1995, we implemented a program designed to help ensure that all hardware and software used in connection with our business, including our software products, would manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality and without producing inaccurate results related to such dates. An internal analysis of our hardware and software led us to conclude that the majority of our systems had been engineered to be Year 2000 compliant and, indeed, provided a seamless transition to the Year 2000. In addition, we consulted outside experts, including attorneys and independent auditors, regarding our Year 2000 plans.

     We electronically exchange information with the computer systems of our travel vendor customers and suppliers, including air, car, hotel, cruise, rail and other vendors. We use standardized travel industry interchange formats to electronically exchange information with many of these vendor customers and suppliers. Many of these formats did not require modification in order to be Year 2000 compliant. Where required, modifications to these formats were completed. Our GlobalFares system began successfully processing airline fares with Year 2000 dates in July 1998. The investigation and assessment of our network systems was complete and remediation was finalized in October 1999. In the third quarter of 1999, we completed remediation of our travel agency-based software and distributed upgrades for operating systems and package installation systems. The Year 2000 remediation for most of our travel agency-based software addressed aesthetic modifications and was not essential for the reservation booking and ticketing capability of these products.

     Remediation planning for country-specific software solutions facilitating travel agency access to certain third party vendors is complete. Agency premise software remediation was completed in November 1999. Remediation activities related to our mainframe computer systems, which include our Galileo and Apollo CRSs, were completed on schedule in 1998. Our Galileo and Apollo systems successfully processed the first Year 2000 airline reservation bookings on January 3, 1999 and February 4, 1999, respectively, with airlines that support Year 2000 in their systems. All non-mainframe activities were completed in November 1999.

     Embedded systems are not an integral component in our primary business or operations. Nevertheless, we identified and validated as compliant or, where necessary, remediated embedded systems in certain of our facilities and environmental systems. We saw no material adverse impact to our business or operations related to Year 2000 performance of embedded systems.

---------
(1)   See Statement Regarding Forward-Looking Statements on page 22.

     Testing was a critical component in our Year 2000 preparedness program. Our system for Year 2000 hardware and software validation -- called the "Time Machine" -- was essentially a copy of our production environment which performed date-sensitive tests and supported connectivity to the systems of our vendor customers, suppliers of data, NDCs and certain other third parties without interrupting existing systems and without risk of contaminating "live" production data.

     Contingency plans were in place for all mainframe and non-mainframe activities. Our contingency plans identified the interruption of local services provided by third parties, such as telecommunication firms and power supply companies, as the events that would be most likely to occur. Our contingency planning involved risk assessment for all of our business functions and operating and staff departments, including the identification of assumptions and dependencies. The contingency plans for each business function and operating and staff department provided for proactive preparation for Year 2000 challenges, checklists of activities to perform for validation of possible failures and reactive planning to address any actual Year 2000 failures. The contingency plans also addressed on-site staff coverage on January 1, 2000 for all relevant operating and staff departments, and included support personnel from our critical hardware and software suppliers.

     As an electronic global distribution services company, our products are dependent upon data provided by our air, car, hotel and tour vendor customers and other suppliers of data. We are also dependent on critical service providers, such as telecommunications firms for worldwide product distribution. We worked closely with third parties, including our NDCs, to determine the extent to which our interface systems were vulnerable to failure by these parties to remediate their own Year 2000-sensitive systems.

     The interruption of services provided by critical service providers, such as telecommunications firms and power supply companies, due to their own Year 2000 difficulties, could have had a material adverse effect on our business and operations. With respect to bookings for travel after January 1, 2000, any failure on our part or on the part of our vendor customers, other suppliers of data or NDCs to ensure that systems are Year 2000 compliant, regardless of when such bookings occur, could have had a material adverse effect on our business, financial condition or results of operations.

     We incurred $4.9 million of expenses in 1999, $8.0 million of expenses in 1998 and $4.4 million of expenses in 1997 related to Year 2000 remediation. All of these costs were expensed as incurred. Further, we believe future expenditures will total approximately $0.4 million in 2000 to remediate and replace less critical software applications and embedded systems; however, we do not expect these expenses to have a material adverse effect on our business, financial condition, or results of operations.

     The cost of our Year 2000 project and the dates on which we planned to complete our Year 2000 modifications were based on management's best estimates, which were derived utilizing numerous assumptions of future events, third parties' Year 2000 readiness and other factors.

New European Currency

     In January 1999, certain European countries introduced a new currency unit called the "euro". We planned, developed and successfully implemented a project to ensure that hardware and software systems operated or licensed in our business, including systems provided to our travel agency subscribers and our vendor customers, are designed to properly process reservations in the euro currency. We completed the necessary development and successfully issued tickets in the new single currency on the first official trading day, January 4, 1999. We estimate that the introduction of the euro, including the total costs for the euro project, will not have a material effect on our business, financial condition, and results of operations. (1)

---------
(1)   See Statement Regarding Forward-Looking Statements on page 22.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Certain of our expenses are subject to fluctuations in currency values and interest rates. We address these risks through a controlled program of risk management that includes the use of derivative financial instruments. To some degree, we are exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but management does not expect any counterparties to fail to meet their obligations given their high credit ratings. (1) We do not hold or issue derivative financial instruments for trading purposes.

     As discussed in the notes to consolidated financial statements, we enter into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of our European and Canadian operations. At December 31, 1999, we have entered into foreign exchange forward contracts that provide for purchases of GBP 1.3 million, CAD 6.5 million, and EUR 13.0 million at various dates throughout 2000. At December 31, 1999, 1998 and 1997, the notional principal amounts of outstanding forward contracts were $19.6 million, $31.1 million and $62.4 million, respectively. The fair value of outstanding forward contracts at December 31, 1999, 1998 and 1997 was $0.03 million, $0.8 million and $1.4 million, respectively.

     We are party to a $200 million 364-day credit agreement and a $400 million five-year credit agreement (collectively, the "Credit Agreements") with a group of banks. Interest on the borrowings may be either Base rate, CD rate or Euro-dollar rate based. For the year ended December 31, 1999, the effective interest rate for loans outstanding under the Credit Agreements was 6.47%. If interest rates had averaged 10% higher in 1999, our interest expense would have hypothetically increased by $1.5 million. This amount was calculated by applying the hypothetical increase to the applicable interest rates and outstanding principal throughout the year.

     We have also entered into interest rate swap agreements to convert portions of our variable rate debt to fixed rate. We account for our interest rate swap agreements as a hedge of our interest rate exposure. At December 31, 1999, 1998 and 1997, we had outstanding interest rate swap agreements with a total notional value of $34.4 million, $34.4 million, and $89.0 million, respectively, with fixed interest rates averaging 5.87%, 5.87%, and 5.03%, respectively. The fair value of outstanding swap agreements at December 31, 1999, 1998 and 1997 was $1.0 million, $(1.0) million and $0.5 million, respectively.

     We are also exposed to equity price risks on the marketable equity securities we hold for strategic purposes. Assuming a 20% adverse change in the December 31, 1999 equity prices of our marketable securities, our financial position would not be materially affected. (1)

---------
(1)   See Statement Regarding Forward-Looking Statements on page 22.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                   PAGE
                                                                   ----

 Financial Statements of Galileo International, Inc.
 (Formerly Galileo International Partnership through July 30,
 1997)

   Independent Auditors' Report                                     27

   Consolidated Balance Sheets as of December 31, 1999 and 1998     28

   Consolidated Statements of Income for the years ended            30
   December 31, 1999, 1998 and 1997

   Consolidated Statements of Cash Flows for the years ended        31
   December 31, 1999, 1998 and 1997

   Consolidated Statements of Stockholders' Equity for the          32
   years ended December 31, 1999, 1998 and 1997

 Notes to Consolidated Financial Statements                         33

                          Independent Auditors' Report

The Board of Directors
Galileo International, Inc.:

We have audited the accompanying consolidated balance sheets of Galileo International, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Galileo International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                    KPMG LLP

Chicago, Illinois

January 31, 2000, except for Note 15 which is as of February 8, 2000

                           GALILEO INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                    December 31,
                                                           --------------------------
                                                                 1999          1998
                                                                 ----          ----
                         ASSETS
                         ------
Current assets:
    Cash and cash equivalents                                  $ 1,794        $ 9,828
    Accounts receivable:
      Trade receivables and others                             166,885        159,225
      Due from affiliates                                       19,057         32,380
                                                           ------------   ------------
                                                               185,942        191,605
      Less allowances                                            7,819         13,747
                                                           ------------   ------------
    Net accounts receivable                                    178,123        177,858
    Deferred tax assets                                         15,338         31,885
    Prepaid expenses                                            13,240         11,711
    Other current assets                                        21,955         12,245
                                                           ------------   ------------
      Total current assets                                     230,450        243,527
Property and equipment, at cost:
    Land                                                         6,470          6,470
    Buildings and improvements                                  72,219         77,210
    Equipment                                                  354,686        392,299
                                                           ------------   ------------
                                                               433,375        475,979
    Less accumulated depreciation                              242,498        281,010
                                                           ------------   ------------
Net property and equipment                                     190,877        194,969
Computer software, at cost                                     430,706        413,212
    Less accumulated amortization                              269,912        223,965
                                                           ------------   ------------
Net computer software                                          160,794        189,247
Intangible assets, at cost:
    Customer lists                                             406,614        405,600
    Goodwill                                                   189,097        197,676
    Other                                                       64,167         56,535
                                                           ------------   ------------
                                                               659,878        659,811
    Less accumulated amortization                               87,742         50,005
                                                           ------------   ------------
Net intangible assets                                          572,136        609,806
Long-term investments                                           29,033          5,076
Other noncurrent assets                                         71,903         48,455
                                                           ------------   ------------
                                                           $ 1,255,193    $ 1,291,080
                                                           ============   ============


                                     (Continued)

            See accompanying notes to consolidated financial statements.



                             GALILEO INTERNATIONAL, INC.
                       CONSOLIDATED BALANCE SHEETS (continued)
                          (in thousands, except share data)

                                                                    December 31,
                                                           ---------------------------
                                                                1999           1998
                                                                ----           ----
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
    Accounts payable:
      Trade payables and other                                $ 45,676       $ 30,876
      Due to affiliates                                          2,358         16,025
                                                           ------------   ------------
                                                                48,034         46,901
    Accrued commissions                                         33,722         32,424
    Accrued restructuring costs                                  4,393         29,457
    Accrued compensation and benefits                           19,939         24,584
    Income taxes payable                                         2,785         11,873
    Other accrued taxes                                         11,803         14,580
    Other accrued liabilities                                   77,467         66,031
    Capital lease obligations, current portion                     110          5,976
    Long-term debt, current portion                            121,000              -
                                                           ------------   ------------
      Total current liabilities                                319,253        231,826
Pension and postretirement benefits                             68,466         55,982
Deferred tax liabilities                                        14,656         25,404
Other noncurrent liabilities                                    24,741         42,969
Capital lease obligations, less current portion                     92         22,752
Long-term debt, less current portion                           434,392         69,520
                                                           ------------   ------------
Total liabilities                                              861,600        448,453
Stockholders' equity:
    Special voting preferred stock:  $.01 par value;
      3 and 7 shares authorized; 3 and 7 shares issued
      and outstanding                                              ---            ---
    Preferred stock:  $.01 par value;  25,000,000 shares
      authorized; no shares issued                                 ---            ---
    Common stock:   $.01 par value;   250,000,000 shares
      authorized; 105,038,035 and 104,930,750 shares issued;
      89,999,435 and 104,761,650 shares outstanding              1,050          1,049
    Additional paid-in capital                                 671,615        668,466
    Retained earnings                                          368,843        184,575
    Unamortized restricted stock grants                         (2,761)        (3,559)
    Accumulated other comprehensive income                      (2,866)        (1,139)
    Common stock held in treasury, at cost:  15,038,600
      and 169,100 shares                                      (642,288)        (6,765)
                                                           ------------   ------------
Total stockholders' equity                                     393,593        842,627
                                                           ------------   ------------
                                                           $ 1,255,193    $ 1,291,080
                                                           ============   ============


            See accompanying notes to consolidated financial statements.


                                   GALILEO INTERNATIONAL, INC.
                (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                                CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands, except share data)


                                                                    Year ended December 31,
                                                             --------------------------------------
                                                                1999         1998         1997
                                                                ----         ----         ----

Revenues:
   Electronic global distribution services                   $ 1,452,101  $ 1,342,705  $ 1,180,114
   Information services                                           74,001      138,113       75,989
                                                             ------------ ------------ ------------
                                                               1,526,102    1,480,818    1,256,103
Operating expenses:
   Cost of operations                                            527,716      568,271      385,298
   Commissions, selling and administrative                       613,617      554,509      639,164
   (Recovery of) Special charges - restructurings                (11,359)      26,460       20,111
   Special charge - services agreement                            83,226          ---         ---
                                                             ------------ ------------ ------------
                                                               1,213,200    1,149,240    1,044,573
                                                             ------------ ------------ ------------
Operating income                                                 312,902      331,578      211,530
Other income (expense):
   Interest expense, net                                         (16,004)      (9,629)      (8,842)
   Other, net                                                     64,374        3,532        2,925
                                                             ------------ ------------ ------------
Income before income taxes                                       361,272      325,481      205,613
Income taxes:
   Income taxes                                                  143,064      129,867       28,641
   Initial deferred income taxes                                     ---          ---       15,335
                                                             ------------ ------------ ------------
                                                                 143,064      129,867       43,976
                                                             ------------ ------------ ------------
Net income                                                     $ 218,208    $ 195,614    $ 161,637
                                                             ============ ============ ============

Income before income taxes as reported                                                   $ 205,613
Pro forma income tax expense                                                                82,245
                                                                                       ------------
Pro forma net income                                                                     $ 123,368
                                                                                       ============
Weighted average shares outstanding (1999 and 1998)
   and pro forma weighted average shares outstanding
   1997                                                       98,140,621  104,796,282   94,999,875
                                                             ============ ============ ============
Basic earnings per share (1999 and 1998) and pro forma
   basic earnings per share (1997)                                $ 2.22       $ 1.87       $ 1.30
                                                             ============ ============ ============
Diluted weighted average shares outstanding (1999 and
   1998) and pro forma diluted weighted average shares
   outstanding (1997)                                         98,813,522  105,186,241   95,024,199
                                                             ============ ============ ============
Diluted earnings per share (1999 and 1998) and pro forma
   diluted earnings per share (1997)                              $ 2.21       $ 1.86       $ 1.30
                                                             ============ ============ ============


                       See accompanying notes to consolidated financial statements.

                                 GALILEO INTERNATIONAL, INC.
                  (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)

                                                                      Year ended December 31,
                                                                 ----------------------------------
                                                                   1999        1998        1997
                                                                   ----        ----        ----

Operating activities:
   Net income                                                   $ 218,208    $ 195,614   $ 161,637
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                               167,097      172,537     134,073
      Loss (gain) on disposal of property and equipment               227         (419)        728
      Gain on sale of investments in equity securities            (58,574)         ---         ---
      Unrealized gain on trading securities                       (10,492)         ---         ---
      Deferred income taxes, net                                    6,516       (5,167)     15,284
      Changes in operating assets and liabilities, net of
        effects from acquisition of businesses:
        Accounts receivable, net                                   (1,209)      (8,149)      6,998
        Other current assets                                        3,194       (2,826)      1,377
        Noncurrent assets                                         (18,299)     (28,428)    (10,281)
        Accounts payable and accrued commissions                    3,111        2,903       6,057
        Accrued liabilities                                       (13,848)      30,258      (8,536)
        Income taxes payable                                       (8,794)      10,140      (3,973)
        Noncurrent liabilities                                     (5,962)      12,615      21,374
                                                                 ---------   ----------  ----------
Net cash provided by operating activities                         281,175      379,078     324,738
Investing activities:
   Purchase of property and equipment                             (84,445)     (89,442)    (53,696)
   Purchase and capitalization of computer software               (20,657)     (23,496)    (33,449)
   Proceeds on disposal of property and equipment                   1,745        3,750         322
   Proceeds from sale of investments in equity securities          58,725          ---         ---
   Acquisition of businesses, net of cash acquired in 1998
      and 1997 of  $3,576 and $26,244, respectively                   ---      (50,433)   (688,451)
   Purchase of investments in equity securities                   (29,533)      (5,076)        ---
   Other investing activities                                      (5,757)         ---         ---
                                                                 ---------   ----------  ----------
Net cash used in investing activities                             (79,922)    (164,697)   (775,274)
Financing activities:
   Borrowings under credit agreements                             574,000       49,392     450,000
   Repayments under credit agreements                             (88,128)    (230,004)   (320,000)
   Dividends paid to stockholders                                 (33,940)     (29,871)     (6,288)
   Payments of capital lease obligations                          (27,701)      (7,311)     (4,149)
   Proceeds from sale of stock, net of fees paid                      ---          ---     384,288
   Repurchase of common stock for treasury                       (635,523)      (6,765)        ---
   Proceeds from exercise of employee stock options, net            3,150          787         ---
   Distributions to partners of Galileo International Partnership     ---          ---    (112,150)
   Other financing activities                                         213          ---         ---
                                                                 ---------   ----------  ----------
Net cash (used in) provided by financing activities              (207,929)    (223,772)    391,701
Effect of exchange rate changes on cash                            (1,358)        (148)          6
                                                                 ---------   ----------  ----------
Decrease in cash and cash equivalents                              (8,034)      (9,539)    (58,829)
Cash and cash equivalents at beginning of year                      9,828       19,367      78,196
                                                                 ---------   ----------  ----------
Cash and cash equivalents at end of year                        $   1,794    $   9,828   $  19,367
                                                                 =========   ==========  ==========


                    See accompanying notes to consolidated financial statements.



                                         GALILEO INTERNATIONAL, INC.
                      (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      (in thousands, except share data)

                                                                Special
                                                                Voting                  Additional
                                                  Partners'    Preferred     Common     Paid - in     Retained
                                                   Capital       Stock        Stock       Capital     Earnings
                                                  ---------    ---------    ---------   ----------   ----------


Balance at December 31, 1996                      $ 265,933    $       -    $       -   $        -   $        -
Comprehensive income prior to the Merger:
   Net income prior to the Merger                   136,517            -            -            -            -
   Foreign currency translation adjustments
    prior to the Merger                                   -            -            -            -            -
Comprehensive income prior to the Merger
Distributions to partners                          (112,150)           -            -            -            -
Conversion of partners' net investment into
   Common stock and Special voting preferred
   stock, 88,000,000 and 7 shares, respectively    (290,300)           -          880      279,568            -
Issuance of 16,799,700 shares of Common stock
   in initial public offering                             -            -          168      384,120            -
Comprehensive income subsequent to the Merger:
   Net income subsequent to the Merger                    -            -            -            -       25,120
   Foreign currency translation adjustments
   subsequent to the Merger                               -            -            -            -            -
Comprehensive income subsequent to the Merger
Dividends paid ($0.06 per share)                          -            -            -            -       (6,288)
                                                  ---------    ---------    ---------   ----------   ----------

Balance at December 31, 1997                              -            -        1,048      663,688       18,832
Comprehensive income:
   Net income                                             -            -            -            -      195,614
   Foreign currency translation adjustments               -            -            -            -            -
Comprehensive income
Issuance of 97,900 shares of restricted stock             -            -            1        3,991            -
Amortization of restricted stock grants                   -            -            -            -            -
Issuance of 33,150 shares of Common stock under
   employee stock option plans                            -            -            -          787            -
Repurchase of 169,100 shares of Common stock
   for treasury                                           -            -            -            -            -
Dividends paid ($0.285 per share)                         -            -            -            -      (29,871)
                                                  ---------    ---------    ---------   ----------   ----------

Balance at December 31, 1998                              -            -        1,049      668,466      184,575
Comprehensive income:
   Net income                                             -            -            -            -      218,208
    Unrealized holding losses on securities               -            -            -            -            -
    Foreign currency translation adjustments              -            -            -            -            -
   Other comprehensive income (loss)                      -            -            -            -            -
Comprehensive income
Amortization of restricted stock grants                   -            -            -            -            -
Issuance of 107,285 shares of Common stock under
   employee stock option plans                            -            -            1        3,149            -
Repurchase of 14,869,500 shares of Common stock                                          .
   for treasury                                           -            -            -            -            -
Retirement of 4 shares of Special voting preferred
   stock                                                  -            -            -            -            -
Dividends paid ($0.345 per share)                         -            -            -            -      (33,940)
                                                  ---------    ---------    ---------   ----------   ----------

Balance at December 31, 1999                      $       -          $ -      $ 1,050    $ 671,615    $ 368,843
                                                  =========    =========    =========   ==========   ==========

                                           (continued)


                                   GALILEO INTERNATIONAL, INC.
                (FORMERLY GALILEO INTERNATIONAL PARTNERSHIP THROUGH JULY 30, 1997)
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
                                (in thousands, except share data)

                                                              Accumlated
                                                Unamortized      Other
                                                 Restricted  Comprehensive  Treasury
                                                Stock Grants    Income       Stock         Total
                                                  ---------    ---------   ----------   ----------


Balance at December 31, 1996                      $       -    $ (10,558)   $       -   $  255,375
Comprehensive income prior to the Merger:
   Net income prior to the Merger                         -            -            -      136,517
   Foreign currency translation adjustments
    prior to the Merger                                   -          706            -          706
                                                                                        ----------
Comprehensive income prior to the Merger                                                   137,223
Distributions to partners                                 -            -            -     (112,150)
Conversion of partners' net investment into
   Common stock and Special voting preferred
   stock, 88,000,000 and 7 shares, respectively           -        9,852            -            -
Issuance of 16,799,700 shares of Common stock
   in initial public offering                             -            -            -      384,288
Comprehensive income subsequent to the Merger:
   Net income subsequent to the Merger                    -            -            -       25,120
   Foreign currency translation adjustments
   subsequent to the Merger                               -          128            -          128
                                                                                         ----------
Comprehensive income subsequent to the Merger                                               25,248
Dividends paid ($0.06 per share)                          -            -            -       (6,288)
                                                   --------    -----------   ---------  ----------

Balance at December 31, 1997                              -          128            -      683,696
Comprehensive income:
   Net income                                            -             -            -      195,614
   Foreign currency translation adjustments              -        (1,267)           -       (1,267)
                                                                                         ----------
Comprehensive income                                                                       194,347
Issuance of 97,900 shares of restricted stock       (3,992)            -            -            -
Amortization of restricted stock grants                433             -            -          433
Issuance of 33,150 shares of Common stock under
   employee stock option plans                           -             -            -          787
Repurchase of 169,100 shares of Common stock
   for treasury                                          -             -       (6,765)      (6,765)
Dividends paid ($0.285 per share)                        -             -            -      (29,871)
                                                   --------    ---------    ---------   ----------

Balance at December 31, 1998                        (3,559)       (1,139)      (6,765)     842,627
Comprehensive income:
   Net income                                            -             -            -      218,208
    Unrealized holding losses on securities              -        (1,122)           -       (1,122)
    Foreign currency translation adjustments             -          (605)           -         (605)
                                                                                        ----------
   Other comprehensive income (loss)                     -             -            -       (1,727)
                                                                                        ----------
Comprehensive income                                                                       216,481
Amortization of restricted stock grants                798             -            -          798
Issuance of 107,285 shares of Common stock under
   employee stock option plans                           -             -            -        3,150
Repurchase of 14,869,500 shares of Common stock
   for treasury                                          -             -     (635,523)    (635,523)
Retirement of 4 shares of Special voting preferred
   stock                                                 -             -            -            -
Dividends paid ($0.345 per share)                        -             -            -      (33,940)
                                                   --------    ---------    ---------   ----------

Balance at December 31, 1999                       $ (2,761)   $ (2,866)    $(642,288)   $ 393,593
                                                   ========    =========    =========   ==========



                            See accompanying notes to consolidated financial statements.

                           GALILEO INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                        (in thousands, except share data)


1.     SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     Galileo International, Inc. (the "Company"), formerly Galileo International Partnership, is one of the world's leading providers of electronic global distribution services for the travel industry utilizing a computerized reservation system ("CRS"). The Company provides travel agencies and other subscribers with the ability to access schedule and fare information, book reservations and issue tickets for airlines. The Company also provides subscribers with information and booking capability covering car rental companies and hotel properties throughout the world. The Company distributes its products in 107 countries on six continents.

Principles of Consolidation and Business Acquisitions

     The  consolidated  financial  statements  include  the  accounts of Galileo
International,   Inc.  and  all  majority-owned  subsidiaries.  All  significant intercompany accounts and transactions are eliminated in consolidation.

     Effective July 30, 1997, Galileo International Partnership merged into a wholly owned limited liability company subsidiary of Galileo International, Inc. (the "Merger"). References to the Company mean, at all times prior to the time of the Merger, Galileo International Partnership and its consolidated subsidiaries and, at all times thereafter, Galileo International, Inc. and its consolidated subsidiaries. In connection with the Merger, the Company effected an initial public offering of its Common Stock, par value $.01 per share (the "Common Stock") at an initial public offering price of $24.50 per share resulting in net proceeds to the Company, after exercise of the underwriters over-allotment option, of $384,288 after deducting underwriting discounts, commissions and other expenses (the "Offering").

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

     In connection with the acquisitions of Traviswiss and Galileo Nederland, the Company terminated certain revenue sharing obligations in exchange for agreements to pay SAirGroup and KLM Royal Dutch Airlines ("KLM"), in four annual installments beginning on the acquisition dates, a total of $22,400 and $14,800, respectively. The remaining liability was $10,600 at December 31, 1999. The related intangible asset of $37,200 is being amortized over 17 years.

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

Fair Value of Financial Instruments

     The carrying values of the Company's financial instruments, excluding non-marketable equity securities (as discussed in Note 6) and derivative financial instruments, are reasonable estimates of their fair value.

Allowance for Doubtful Accounts Receivable

     The allowance for doubtful accounts receivable was $7,819, $13,747, and $22,012 at December 31, 1999, 1998, and 1997, respectively. Provisions for bad debts were $2,569, $(3,862), and $4,219 for the years ended December 31, 1999, 1998, and 1997, respectively. Write-offs of uncollectible accounts were $9,763, $5,124, and $652 for the years ended December 31, 1999, 1998, and 1997, respectively. The 1998 provision includes a $7,548 recovery settlement related to a contractual dispute from a prior year.

Accounting for the Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"), requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment wherever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Statement 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The carrying amount of the Company's long-lived assets at December 31, 1999 and 1998 primarily represents the original amounts invested less the recorded depreciation and amortization. Management believes the carrying amount of these investments is not impaired.

Property and Equipment

     Depreciation of property and equipment is provided on the straight-line method over the following estimated useful lives of the assets:

       Buildings and improvements                        5-31 years
       Equipment                                         3-10 years

Depreciation expense for the years ended December 31, 1999, 1998, and 1997 was $79,111, $83,724, and $54,591, respectively.

Computer Software

     Effective January 1, 1998, the Company adopted the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, certain costs to develop internal-use computer software are being capitalized. Prior to 1998, the Company capitalized certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including but not limited to, estimated economic life and changes in software and hardware technology.

     Computer software consists principally of purchased computer software and capitalized computer software development costs. Amortization is provided on a straight-line method over estimated useful lives of 3 to 10 years. Amortization expense for the years ended December 31, 1999, 1998, and 1997 was $49,384, $52,688, and $62,820, respectively.

Intangible Assets

     Intangible assets are amortized on the straight-line method over the following useful lives:

        Customer lists                                    6-17 years
        Goodwill                                         10-25 years
        Other                                             7-17 years

     The Company assesses the recoverability of these intangible assets by determining whether the carrying amount of the assets are recoverable over their remaining lives. Amortization expense for the years ended December 31, 1999, 1998, and 1997 was $37,804, $35,692, and $14,356, respectively.

Investments

     The Company strategically invests in certain equity securities of technology and Internet-related companies in order to strengthen its core product offerings or to enhance its technological infrastructure. The Company classifies its marketable equity securities into trading and available-for-sale categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). The Company's trading securities are reported at fair value with unrealized gains and losses reported in other income or expense. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses, and other than temporary declines in value, if any, on equity securities are reported in other income or expense as incurred. Investments in equity securities are accounted for under the cost or equity method as appropriate under APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". For non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment on these investments in privately-held companies when events and circumstances indicate that such assets might be impaired.

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

Research and Development

     Research  and  development  costs,   excluding   amortization  of  computer
software, are expensed as incurred and were $6,205, $4,786, and $8,550 for the years ended December 31, 1999, 1998, and 1997, respectively.

Derivative Financial Instruments

     In the normal course of business, portions of the Company's expenses are subject to fluctuations in currency values and interest rates. The Company addresses these risks through a controlled program of risk management that includes the use of derivative financial instruments. To some degree, the Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but management does not expect any counterparties to fail to meet their obligations given their high credit ratings. The Company does not hold or issue derivative financial instruments for trading purposes.

     The Company enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of its European and Canadian operations. The Company accounts for such contracts by recording any unrealized gains or losses in income each reporting period. At December 31, 1999, the Company had entered into foreign exchange forward contracts which provide for purchases of GBP 1,250, CAD 6,500, and EUR 13,000 at various dates throughout 2000. At December 31, 1999 and 1998, the notional principal amounts of outstanding forward contracts were $19,635 and $31,123, respectively. The fair value of outstanding forward contracts at December 31, 1999 and 1998 was $32 and $821, respectively.

     The Company has also entered into interest rate swap agreements to convert portions of its variable rate debt to fixed rate. The Company accounts for its interest rate swap agreements as a hedge of its interest rate exposure. See Note 8 for further information regarding the Company's interest rate agreements.

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

Earnings per Share

     Basic earnings per share data for the years ended December 31, 1999 and 1998 is calculated based on the weighted average shares outstanding for the period. Diluted earnings per share is calculated as if the Company had additional Common Stock outstanding from the beginning of the year or the date of grant for all dilutive stock options, net of assumed repurchased shares using the treasury stock method. This resulted in increases in the weighted average number of shares outstanding for the year ended December 31, 1999 and 1998 of 672,901 and 389,959, respectively. At December 31, 1999 and 1998, options totaling 2,051,981 and 1,837,900, respectively, were excluded from the calculations as their effect was antidilutive.

     Pro forma basic  earnings per share data for 1997 is  calculated  as though
(i) the partners' capital was converted in the Merger into 88,000,000 shares of Common Stock as of January 1, 1997 and the 16,799,700 shares issued to the public were outstanding from July 30, 1997, and (ii) the Company had operated in a corporate form effective as of January 1, 1997 and accordingly was subject to federal and state income taxes.

     Pro forma diluted earnings per share data for 1997 is calculated as if the Company's dilutive stock options were outstanding from July 30, 1997, net of assumed repurchased shares using the treasury stock method, causing a 24,324 increase in the weighted average number of shares outstanding in 1997. At December 31, 1997, options totaling 270,000 were excluded from the calculation as their effect was antidilutive.


2.     TRANSACTIONS WITH AFFILIATES

     Prior to the Merger, for financial reporting purposes, affiliates were considered to be all airline owners of Galileo International Partnership, with individual ownership percentages ranging from 38.0% to 0.1%. Subsequent to the Offering, the airline stockholders, in aggregate, owned 64.9% of the Company's outstanding Common Stock at December 31, 1998, with only United Air Lines, Inc. ("United Airlines") and KLM deemed to be affiliates due to indirect ownership, individually, greater than 10% of the Company's outstanding Common Stock. In June 1999, the Company completed a secondary offering of its Common Stock, and also repurchased shares from an airline stockholder. As of December 31, 1999, the percentage of the Company's outstanding Common Stock owned by airline stockholders was 27.0%, with only United Airlines deemed to be an affiliate. See
Note 10 for further information regarding the secondary offering and repurchase of shares by the Company.

     The Company recognized electronic global distribution services revenues, primarily in the form of booking fees, from affiliates totaling $138,361 and $170,346 for the years ended December 31, 1999 and 1998, respectively, $63,820 for the five months ended December 31, 1997, and $236,015 for the seven months ended July 30, 1997. The Company also received information services revenues from affiliates totaling $65,392 and $128,839 for the years ended December 31, 1999 and 1998, respectively, $50,126 for the five months ended December 31, 1997, and $19,805 for the seven months ended July 30, 1997. Total revenues from United Airlines of approximately $203,753, $269,942, and $209,106 were greater than 10% of the Company's revenues for the years ended December 31, 1999, 1998, and 1997, respectively.

     The Company, in the ordinary course of business, purchases services from affiliates. Services purchased from affiliates and classified within cost of operations in the accompanying consolidated statements of income were zero for the years ended December 31, 1999 and 1998, zero for the five months ended December 31, 1997, and $2,051 for the seven months ended July 30, 1997. Services purchased from affiliates and classified within commissions, selling and administrative expenses totaled $4,715 and $15,623 for the years ended December 31, 1999 and 1998, respectively, $5,399 for the five months ended December 31, 1997, and $267,935 for the seven months ended July 30, 1997.

     At the time of the Merger, the Company entered into certain services agreements with airline stockholders to provide fares quotation services, internal reservation services, other internal management services and software development services. The Company will provide the fares quotation services under existing pricing arrangements for a period of approximately five years. In December 1999, the Company amended the agreement under which it provides certain of the above mentioned services to United Airlines. This amendment, which went into effect on January 1, 2000, extends the length of the agreement for an additional five years.


3.    EMPLOYEE PENSION AND OTHER POSTRETIREMENT BENEFITS

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

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ending December 31, 1999 and 1998, and a statement of the funded status as of December 31, 1999 and 1998:

                                             Pension Benefits        Other Benefits
                                             ----------------       --------------
                                              1999       1998       1999        1998
                                              ----       ----       ----        ----
Reconciliation of benefit obligation
------------------------------------
Obligation at January 1                   $ 113,430   $  90,304   $ 43,416   $  40,120
Service cost                                  8,101       6,964      2,189       1,910
Interest cost                                 8,321       7,178      3,067       2,733
Plan amendments                                   -           -          -      (1,613)
Actuarial (gain) loss                       (13,203)     10,388     (5,594)        538
Benefit payments                             (1,956)     (1,404)      (431)       (272)
                                           ---------  ---------   --------   ---------
Obligation at December 31                 $ 114,693   $ 113,430   $ 42,647   $  43,416
                                           =========  =========   ========   =========

Reconciliation of fair value of plan assets
-------------------------------------------
Fair value of plan assets at January 1    $  99,757   $  79,781   $      -   $       -
Actual return on plan assets                 21,078      21,362          -           -
Employer contributions                           18          18        431         272
Benefit payments                             (1,956)     (1,404)      (431)       (272)
                                           ---------  ---------   --------   ---------
Fair value of plan assets at December 31  $ 118,897   $  99,757   $      -   $       -
                                           =========  =========   ========   =========

Funded status
-------------
Funded status at December 31              $   4,204   $ (13,673)  $(42,647)  $ (43,416)
Unrecognized transition obligation            1,990       2,239          -           -
Unrecognized prior-service cost               2,379       2,961     (1,227)     (1,455)
Unrecognized (gain) loss                    (32,121)     (7,195)      (937)      4,776
                                           ---------  ---------   --------    --------
Net amount recognized                     $ (23,548)  $ (15,668)  $(44,811)  $ (40,095)
                                           =========  =========   ========    ========

     The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 1999 and 1998:

                                              Pension Benefits        Other Benefits
                                              ----------------        --------------
                                              1999        1998       1999       1998
                                              ----        ----       ----       ----
Accrued benefit liability                  $ (23,548) $ (15,668)  $(44,811)   $(40,095)
Additional minimum liability                    (107)      (129)         -           -
Intangible asset                                 107        129          -           -
                                           ---------   ---------  ---------  ---------
Net amount recognized                      $ (23,548) $ (15,668)  $(44,811)   $(40,095)
                                           =========   =========  =========  =========

     The Company's nonqualified pension plan was the only pension plan with an accumulated benefit obligation in excess of plan assets. The plan's accumulated benefit obligation was $900 and $604 at December 31, 1999 and 1998, respectively. There are no plan assets in the nonqualified plan due to the nature of the plan. The Company's plans for postretirement benefits other than pensions also have no plan assets. The aggregate benefit obligation for those plans was $42,647 and $43,416 as of December 31, 1999 and 1998, respectively.

     The following table provides the components of net periodic benefit cost for the plans for years ended December 31, 1999, 1998, and 1997:

                                             Pension Benefits                  Other Benefits
                                             ----------------                  --------------
                                        1999       1998       1997        1999      1998       1997
                                        ----       ----       ----        ----      ----       ----
Service cost                          $ 8,101    $ 6,964    $ 4,541     $ 2,189   $ 1,910    $ 1,337
Interest cost                           8,321      7,178      4,654       3,067     2,733      2,062
Expected return on plan assets         (9,376)    (7,500)    (4,748)          -         -          -
Amortization of transition
   obligation                             249        249        249           -         -          -
Amortization of prior-service cost        582        582        581        (150)     (259)         -
Amortization of net loss (gain)            21         16        (11)         41         -         51
                                      --------   --------   --------    --------  -------    --------
Net periodic benefit cost               7,898      7,489      5,266       5,147     4,384      3,450
Settlement gain                             -          -       (157)          -         -          -
                                      --------   --------   --------    --------  -------    --------
Net periodic benefit cost after
 settlements                          $ 7,898    $ 7,489    $ 5,109     $ 5,147   $ 4,384    $ 3,450
                                      ========   ========   ========    ========  ========   ========

     The prior-service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

     The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                            Pension Benefits      Other Benefits
                                            ----------------      --------------
                                             1999       1998       1999        1998
                                             ----       ----       ----        ----
Weighted-average assumptions as of December 31:
Discount rate                                 7.75%      6.75%      7.75%       6.75%
Expected return on plan assets                9.50%      9.50%        N/A        N/A
Rate of compensation increase                 4.75%      4.00%        N/A        N/A


     The health care trend rate used to determine the accumulated postretirement benefit obligation was 11% for 1999, decreasing by 1% each year until reaching 4% for the year 2006 and beyond.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:


                                                                     1% Increase  1% Decrease
                                                                     -----------  -----------

Effect on total of service and interest cost components of
   net periodic postretirement health care benefit cost                 $ 44        $ (75)

Effect on the health care component of the accumulated
   postretirement benefit obligation                                     498         (743)


     The Company has a defined contribution pension plan covering a majority of the United Kingdom employees which requires the Company to annually contribute 10% of eligible employee compensation on behalf of each participant. The Company's contributions to the plan were $1,661, $2,319, and $2,410 during the years ended December 31, 1999, 1998, and 1997, respectively.

     The Company offers its U.S.-based employees a 401(k) savings plan. Employees can elect to contribute pretax earnings, as limited by the Internal Revenue Code, to their account and can determine how the money is invested from a selection of options offered by the Company. The Company's contributions, matching participating employees up to a designated level, were $2,818, $2,705, and $1,982 during the years ended December 31, 1999, 1998, and 1997, respectively.


4.    SPECIAL CHARGES

     See Note 9 - Commitments & Contingencies for further discussion of the special charge related to the services agreement.

     The Company recorded special charges of $26,460 ($15,902 after tax) during the year ended December 31, 1998 related to a strategic realignment of the Company's operations in the United Kingdom and, to a lesser degree, other realignments within the Company. These special charges were comprised primarily of $15,025 in severance costs related to termination of 399 employees, primarily in the development and marketing groups, and $11,435 of other costs, principally related to the closing of the remaining Swindon, U.K. facilities. As of December 31, 1999, $15,082 of severance costs have been paid and charged against the liability and 345 employees have been terminated. The Company expects the realignment activities to be substantially complete in early 2000. Also related to the closing of Swindon, U.K. facilities, in 1993 the Company, formerly Covia Partnership, combined with The Galileo Company Ltd. and consolidated its two data center facilities resulting in the closing of the Swindon, U.K. data center. In connection therewith, the estimated cost of the consolidation was charged to expense. During 1999, the Company was successful in assigning a Swindon, U.K. facility lease at market rates, resulting in recognition of an $11,359 one-time recovery of previously reserved facilities expenses. At December 31, 1999 and 1998, the estimated remaining liabilities for all of the above mentioned restructuring activities, principally related to Swindon, U.K. severance costs and facility closure costs, were $10,220 and $44,115, respectively, and are included in the accompanying consolidated balance sheets.

     The Company recorded special charges of $20,111 ($12,099 after tax) during the year ended December 31, 1997 related to the integration of the NDCs acquired in 1997 into the Company's operations. The special charges were comprised primarily of $12,315 in severance costs related to termination of 202 employees and $7,796 of other integration costs, principally related to the closing of duplicate facilities. As of December 31, 1999, $11,298 of severance costs have been paid and charged against the liability and 146 employees have been terminated. The Company considers the integration to be substantially completed as of December 31, 1999. At December 31, 1999 and 1998, the estimated remaining liability related to the integration was zero and $3,414, respectively, and is included in the accompanying consolidated balance sheets.

5.    INCOME TAXES

     For financial reporting purposes, income before income taxes includes the following components:
                                            1999        1998         1997
                                          ---------   ----------   ----------

Domestic operations                       $ 353,208   $ 317,862    $ 198,071
Foreign operations                            8,064       7,619        7,542
                                          ---------   ----------   ----------
Total net income before income taxes      $ 361,272   $ 325,481    $ 205,613
                                          =========   ==========   ==========

     The provisions for income taxes consist of the following:

                                                 1999         1998       1997
                                               --------    ---------   --------
Current taxes:
    Federal                                   $ 117,167    $ 112,799   $ 26,867
    State                                        18,582       20,803      5,317
    Foreign                                         799        1,432     (3,501)
                                               --------    ---------   --------
      Total                                     136,548      135,034     28,683
Deferred taxes:
    Federal                                       5,542       (3,834)       (36)
    State                                           974       (1,333)        (6)
                                               --------    ---------   --------
      Total                                       6,516       (5,167)       (42)
                                               --------    ---------   --------
Provision for income taxes                    $ 143,064    $ 129,867   $ 28,641
                                               ========    =========   ========

     No provision for U.S. federal and state income taxes was recorded prior to July 30, 1997, as such liability was the responsibility of the partners of Galileo International Partnership, rather than of the Company. Certain of the Company's non-U.S. subsidiaries are subject to income taxes. As a result of the Merger, the Company recorded initial deferred income taxes of $15,335 in 1997 to reflect the establishment of deferred tax assets and liabilities. The remaining provisions for income taxes for the year ended December 31, 1997 relate to the period subsequent to July 30, 1997.

     Deferred tax assets (liabilities) are comprised of the following at December 31, 1999 and 1998:

                                                    1999        1998
                                                  ---------    --------
Current:
    Productivity payments                          $ 7,598     $ 7,701
    Bad debt reserves                                2,364       4,352
    Compensation accruals                              458       6,639
    Special charges                                    392      10,319
    Other                                            4,526       2,874
                                                  ---------   --------
                                                  $ 15,338    $ 31,885
                                                  =========   ========

Noncurrent:
    Software amortization                        $ (57,375)  $ (69,036)
    Postretirement medical and pension accruals     26,681      21,834
    Depreciation                                    14,348      17,169
    Services agreements                             10,619       3,610
    Other liabilities                               (8,999)     (5,968)
    Rights agreements                               (6,248)     (3,281)
    Other assets                                     4,024       4,532
    Facilities reserves                              2,294       5,736
                                                 ---------    --------
                                                 $ (14,656)  $ (25,404)
                                                 =========    ========

     The effective tax rate on income before taxes differs from the U.S. statutory rate. The 1997 provision for income taxes is based on income earned for the period July 31 through December 31, 1997 of $67,627 and includes $1,469 of foreign tax expense incurred for the period January 1, 1997 through July 30, 1997. The following table reconciles the U.S. statutory rate with the effective rate for the years ended December 31, 1999, 1998 and 1997:

                                                                       1999        1998        1997
                                                                     ---------   ---------    --------
Tax at U.S. federal income tax rate                                 $ 126,445   $ 113,918    $ 23,669
Increase (decrease) in taxes resulting from:
    State income taxes, net of U.S. federal income tax benefit         12,711      13,522       3,457
    Amortization of excess of cost over net assets acquired and
      related purchase accounting adjustments                           2,111       2,111         880
    Tax effect of non-deductible expenses                                 373         344         175
    Foreign and U.S. tax effects attributable to foreign operations     1,792         323         110
    Other                                                                (368)       (351)        350
                                                                    ---------   ---------    --------
Taxes on income at effective rate                                   $ 143,064   $ 129,867    $ 28,641
                                                                    =========   =========    ========

     Undistributed earnings of the Company's corporate foreign subsidiaries amounted to approximately $3,237 and $3,401 at December 31, 1999 and 1998, respectively. Those earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes and foreign withholding taxes have been made. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $314 and $240 would be payable upon remittance of all previously unremitted earnings at December 31, 1999 and 1998, respectively.


6.   INVESTMENTS

     Investments in equity securities at December 31, 1999 were as follows:

                                                       Gross Unrealized
                                      Amoritized       ----------------        Fair
                                         Cost         Gains      (Losses)      Value
                                       ---------     --------    --------     -------

Marketable equity securities:
    Trading securities                 $  1,000      $ 10,492    $      -    $ 11,492
    Available-for-sale securities         3,274            -       (1,838)      1,436
                                       ---------     --------    --------     -------
Total marketable securities               4,274      $ 10,492    $ (1,838)   $ 12,928
                                                     ========    ========    ========
Other equity securities                  27,597
                                       ----------
Total                                  $ 31,871
                                       ==========

     Investments in equity securities at December 31, 1998 were limited to other equity securities with amortized cost of $5,076. There were no realized or unrealized gains or losses on equity investments in 1998.

     In December 1999, the Company entered into an agreement to sell its entire equity investment in Stamps.com for $11,492. This investment is classified as trading at December 31, 1999 and is included in other current assets. The remaining marketable equity securities are classified as available-for-sale and are included in long-term investments.

     Unrealized gains of $10,492 on trading securities were included in earnings in 1999. Unrealized holding losses of $1,122 (net of deferred taxes of $716) on available-for-sale securities were included in accumulated other comprehensive income in 1999. There were no sales of marketable equity securities in 1999.

     Other equity securities represent non-marketable securities that are restricted or not publicly traded. These securities are included in long-term investments. Included in this category are non-marketable depository certificates representing beneficial ownership of common stock of Equant N.V. ("Equant"), a telecommunications company affiliated with Societe Internationale de Telecommunications Aeronautiques ("SITA"). In July 1999, SITA notified the Company of a reallocation of depository certificates among SITA members. Due to the Company's higher usage of the SITA network over the four years ended December 31, 1998, the Company received 708,335 additional depository certificates. In connection with secondary offerings of Equant common stock in 1999, the Company liquidated 696,151 of these certificates. The Company received proceeds of $58,725 from these transactions, resulting in gains of $58,574. As of December 31, 1999 and 1998, the Company owned 1,106,564 and 1,094,380 of these depository certificates, respectively. The Company's carrying value of these depository certificates was nominal at December 31, 1999 and 1998.

7.   LEASES AND COMMITMENTS

     The Company leases various office facilities and equipment under operating leases with remaining terms of up to 24 years. Rental expense under operating leases was $22,806, $25,756, and $24,493 for the years ended December 31, 1999, 1998, and 1997, respectively.

     The Company also leases data processing equipment under capital leases. Equipment, at cost, includes $4,819, $26,027, and $25,969 relating to capital leases at December 31, 1999, 1998, and 1997, respectively. Accumulated depreciation includes $4,613, $21,842, and $15,616 relating to capital leases at December 31, 1999, 1998, and 1997, respectively, with lease amortization included in depreciation expense.

     Future minimum lease payments under capital leases and noncancelable operating leases at December 31, 1999 are as follows:

                                                                      Capital      Operating
                                                                    ------------   -----------
2000                                                                      $ 116      $ 21,243
2001                                                                         94        15,953
2002                                                                          -        12,216
2003                                                                          -        11,335
2004                                                                          -         8,120
Thereafter                                                                    -        45,791
                                                                    ------------   -----------
Total minimum lease payments                                                210       114,658
Less sublease income                                                          -       (14,278)
                                                                                   -----------
Net rental payments                                                                 $ 100,380
                                                                                   ===========
Less amount representing interest                                            (8)
                                                                    ------------
Present value of future minimum lease payments                              202
Current portion of present value of future minimum lease payments           110
                                                                    ------------
Long-term portion of present value of future minimum lease payments        $ 92
                                                                    ============



8.   LONG-TERM DEBT

     Outstanding long-term debt consists of the following at December 31, 1999 and 1998:
                                                          1999         1998
                                                     ------------ ------------
Five-year revolving credit agreement                   $ 400,000     $ 35,000
Term loan                                                 34,392       34,392
364-day credit agreement                                 121,000            -
Other                                                          -          128
                                                     ------------ ------------
                                                         555,392       69,520

Less current portion of long-term debt                   121,000            -
                                                     ------------ ------------
Long-term debt                                         $ 434,392     $ 69,520
                                                     ============ ============

     On June 5, 1998, in connection with the acquisition of Galileo Canada, the Company incurred $34,392 of debt under a five-year term loan agreement (the "Term Loan"). In addition, on June 5, 1998, the Company entered into an interest rate swap agreement for a notional amount of $34,392 to fix the effective interest rate of the Term Loan until maturity in June 2003, subject to pricing adjustments based on changes in certain financial ratios of the Company. At December 31, 1999, the notional interest rate on the Term Loan was 6.47% and the effective interest rate was 6.22%. The Term Loan requires quarterly interest payments throughout the five-year term.

     The Company is party to a $200,000 364-day credit agreement and a $400,000 five-year credit agreement (collectively, the "Credit Agreements") with a group of banks. Facility fees range from 10.0 to 22.5 basis points under the 364-day credit agreement and from 10.0 to 22.5 basis points under the five-year credit agreement. Interest on the borrowings may be either Base rate, CD rate or Euro-dollar rate based. At December 31, 1999, the nominal interest rate for loans outstanding under the Credit Agreements was 6.47%.

     At December 31, 1999, borrowings totaled $400,000 under the five-year credit agreement with no required repayments until maturity in July 2002, and $121,000 under the 364-day credit agreement with required payment in entirety in July 2000. The balance outstanding on the Term Loan was $34,392, with no required repayments until maturity in June 2003. Under the Credit Agreements and the Term Loan, the Company is required to maintain certain financial ratios and is restricted from paying dividends and repurchasing its Common Stock above certain thresholds.

     The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its outstanding borrowings. At December 31, 1999 and 1998, the Company had outstanding interest rate swap agreements having a total notional value of $34,392, with fixed interest rates averaging
5.87 % for both years. The fair value of outstanding swap agreements at December 31, 1999 and 1998 was $999 and $(979), respectively. For the years ended December 31, 1999, 1998, and 1997, the effective interest rate on the Company's outstanding debt under the Term Loan and Credit Agreements was 5.89%, 5.89%, and 5.31%, respectively.

     Total interest, including interest under capital leases, of $17,528, $11,876, and $12,266 was incurred for the years ended December 31, 1999, 1998, and 1997, respectively.


9.    COMMITMENTS & CONTINGENCIES

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

     On December 30, 1999, the Company was released by United Airlines from the price increase obligation under the Services Agreement between the two companies. In turn, GIO Services, L.L.C. ("GIO Services"), a qualified special-purpose entity, was created to assume the liability and pay United Airlines in

July 2002. The activities of GIO Services are strictly limited to these purposes. The Company contributed $97,325 of assets to GIO Services. These assets are projected to yield cash proceeds on the payment date at least equal to the maximum amount owed. The Company recorded a special charge of $83,226 related to this transaction.

     For the non-price increase component of the United Airlines Services Agreement and all of the remaining Services Agreements, the Company continues to estimate the probable future liabilities and ratably records these liabilities over the remaining contract periods. At December 31, 1999 and 1998, the estimated liability related to the Services Agreements was $13,874 and $9,257, respectively, and is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

     In connection with the Shepherd Systems Acquisition, the Company is contractually required to make additional payments up to an aggregate of $5,040, which have been accounted for as part of the purchase price. Payments are due ratably over the five calendar years commencing with the calendar year ending on December 31, 1999 and are based on a calculation of the relevant calendar year's annual cash flow of Shepherd Systems. At December 31, 1999 and 1998, the liability related to these payments was $5,040 for both years and is included in other noncurrent liabilities in the accompanying consolidated balance sheets.


10.   STOCKHOLDERS' EQUITY

Common Stock

     Each share of Common Stock entitles the holder thereof to one vote in elections of independent and management directors and all other matters submitted to a vote of stockholders. Each share also has an equal and ratable right to receive dividends paid from the Company's assets, when and if declared by the Board of Directors.

     In early May 1999, the Company filed a registration statement with the Securities and Exchange Commission for a secondary offering of 36,727,600 shares of its common stock, including 4,790,500 shares subject to an underwriters' over-allotment option. This filing was a result of a demand for registration made by an affiliate of one of our airline stockholders, which was followed by the registration of additional shares held by affiliates of five other airline stockholders. On June 3, 1999, the secondary offering of 31,937,100 shares of the Company's Common Stock was completed at a price of $45 per share. The Company did not receive any proceeds from the offering. On June 29, 1999, the Company repurchased 2,790,500 shares of its common stock owned by a group of its airline stockholders for a total purchase price of $122,195. The 2,790,500 shares repurchased by the Company, in addition to 2,000,000 purchased by the underwriters on July 1, 1999, were part of the over-allotment option noted above.

     On June 30, 1999, the Company purchased all of the issued and outstanding shares of a British Airways Plc subsidiary, which indirectly owned 7,000,400 shares of the Company's Common Stock, for an aggregate amount of $307,736.

Special Voting Preferred Stock

     The Company's Special Voting Preferred Stock (the "Special Preferred"), of which seven shares were initially authorized and issued, permits, under certain circumstances, each holder of a share of Special Preferred to elect one director to the Company's Board of Directors, provided certain Common Stock ownership thresholds are met. The Special Preferred shares do not provide the holder with any further stockholder voting privileges nor does the holder receive dividends on such shares. In the event of liquidation, dissolution or winding-up of the Company, holders of the Special Preferred are entitled to $100 per share, but holders are not entitled to any further payment. Substantial restrictions exist as to the transferability of the Special Preferred shares by the holders.

     As a result of the aforementioned secondary offering and share repurchases, the Company redeemed four shares of its Special Preferred during 1999.

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

Common Stock Held in Treasury

     The Board of Directors of the Company authorized the use of up to $750,000 to repurchase outstanding shares of Common Stock. Repurchased shares are held in treasury for the purpose of providing available shares for possible resale in future public or private offerings, and for other general corporate purposes. The purchases are funded through the Company's available working capital and borrowing facilities. The amount, timing and price of any repurchases of the Company's Common Stock depends on market conditions and other factors. Including the shares repurchased by the Company as part of the secondary offering, the shares acquired through the purchase of the British Airways Plc subsidiary, and open market purchases, the Company repurchased a total of 14,869,500 of its shares at a cost of $635,523 during the year ended December 31, 1999. As of December 31, 1999 and 1998, the Company held a total of 15,038,600 and 169,100 shares in treasury, respectively.

Stock-Based Compensation

     During 1999, the Company adopted the 1999 Equity and Performance Incentive Plan (the "1999 Plan") to attract and retain officers and other key employees of the Company and to award such persons with incentives and rewards for superior performance. The 1999 Plan provides for the grant of Common Stock in the form of stock options, stock appreciation rights, stock awards or such other forms as determined to be consistent with the purposes of the 1999 Plan. The 1999 Plan supercedes and replaces the 1997 Stock Incentive Plan. Options outstanding under these two plans have been granted at prices which are either equal to or above the market value of the stock on the date of the grant, vest over a three- or five-year period, and expire nine or ten years after the grant date.

     An aggregate of 13,000,000 shares of Common Stock are reserved for issuance under the 1999 Plan. The number of shares available for issuance under the 1999 Plan may be adjusted in the event of changes in the Company's capital structure. Shares issued pursuant to the 1999 Plan may be authorized but unissued shares, treasury shares or any combination thereof.

     The Company also adopted the 1997 Non-Employee Director Stock Plan (the "Director Plan") to retain the services of qualified individuals who are not employees of the Company to serve as members of the Board of Directors. The Director Plan authorizes awards of options, based on the director's term, which generally vest six months after the date of grant, have an exercise price equal to the fair market value at the date of grant, and expire ten years from date of grant. Directors who are employees of an airline stockholder (or the airline stockholder at the option of the airline stockholder) will receive, in lieu of such options, a cash payment equal to the value of the option calculated on the basis of the Black-Scholes option valuation model. An aggregate of 500,000 shares of Common Stock are reserved for issuance under the Director Plan.

     During 1998, the Company's Board of Directors approved the issuance of 97,900 shares of restricted Common Stock to the Companys President and Chief Executive Officer. Half of these shares vest in equal installments over a five-year period from the date of grant and the remaining shares vest in equal installments over a four-year period beginning one year from the date of grant. During 1999 and 1998, $798 and $433, respectively, of compensation cost for restricted shares was recognized in the financial statements.

     During 1998 and 1997, 34,550 and 2,200 stock appreciation rights were granted under the 1997 Plan, respectively. The weighted average fair value on the grant date for the stock appreciation rights granted in 1998 and 1997 were $14.54 and $7.05, respectively. No stock appreciation rights were issued in 1999. Compensation cost for stock appreciation rights of $(53), $57, and $2 was recognized in the financial statements for the years ended December 31, 1999, 1998, and 1997, respectively.

     Stock option activity during 1999, 1998, and 1997 is as follows (number of shares in thousands):

                                              1999                       1998                       1997
                                     -------------------------  -------------------------  ------------------------
                                                  Weighted                   Weighted                   Weighted
                                      Number       Average       Number       Average        Number      Average
                                     of Shares  Exercise Price  of Shares  Exercise Price  of Shares  Exercise Price
                                     ---------  --------------  ---------  --------------  ---------  --------------
Outstanding at January 1                 2,824      $ 35.51       1,064       $ 25.40              -       $     -
Granted                                    451        48.02       1,889         40.75          1,107         25.37
Exercised                                 (107)       30.34         (33)        24.57              -             -
Forfeited                                 (275)       37.52         (96)        30.56            (43)        24.50
Expired                                      -            -           -             -              -             -
                                     ----------                 ---------                   ---------
Outstanding at December 31               2,893      $ 37.45       2,824       $ 35.51          1,064       $ 25.40
                                     ==========                 =========                   =========

Options exercisable at December 31         884        34.44         188         24.76              -             -

Weighted average fair value of
  options granted during the year                   $ 19.52                   $ 14.53                       $ 6.73


     The following table summarizes information about stock options outstanding at December 31, 1999 (number of shares in thousands):

                            Options Outstanding                     Options Exercisable
               ----------------------------------------------   ---------------------------
                               Weighted
  Range of                      Average          Weighted                      Weighted
  Exercise      Number         Remaining         Average         Number        Average
   Prices      of Shares    Contractual Life   Exercise Price   of Shares    Exercise Price
----------     ---------    ----------------   --------------   ---------    --------------
$24 to $34          851           7.6               $ 25.78           365         $ 25.28

$37 to $41        1,609           8.3                 40.76           507           40.70

$46 to $55          433           9.5                 48.08            12           48.63
               ---------                                        ----------
$24 to $55        2,893           8.3               $ 37.45           884         $ 34.44
               =========                                        ==========




     The Company applies APB Opinion No. 25 in accounting for its stock-based compensation plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. The following table presents pro forma information had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":

                                                   1999          1998          1997
                                                 ----------   -----------   -----------
Valuation assumptions:
     Expected option term (years)                     5.0           5.0           5.0
     Expected volatility                             40.0%         35.0%         25.0%
     Expected dividend yield                          1.0%          1.0%          1.0%
     Risk-free interest rate                          6.0%          5.0%          5.0%

Pro forma effects (1):
     Net income as reported                      $ 218,208     $ 195,614     $ 161,637
     Pro forma effect                               (7,328)       (4,118)         (624)
                                                 ----------   -----------   -----------
     Net income as adjusted                      $ 210,880     $ 191,496     $ 161,013
                                                 ==========   ===========   ===========

     Basic earnings per share as adjusted (2)       $ 2.15        $ 1.83        $ 1.29
                                                 ==========   ===========   ===========

     Diluted earnings per share as adjusted (2)     $ 2.13        $ 1.82        $ 1.29
                                                 ==========   ===========   ===========

(1)  Estimated using Black-Scholes option pricing model.
(2) Basic and diluted earnings per share as reported for 1997 are calculated using pro forma net income and weighted average number of shares outstanding as discussed in Note 1.

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


11.   SUPPLEMENTAL INFORMATION

     Supplemental cash flow information and noncash investing and financing activities are as follows:

                                                            1999         1998         1997
                                                        ------------  ----------   ---------
Supplemental cash flow information
     Cash paid during the period for:
       Interest                                            $ 11,471    $ 11,994    $ 12,786
       Income taxes                                         148,300     123,508      32,001

Supplemental noncash investing and financing
activities
     Capital lease obligations and accounts payable from
       acquisition of equipment                             $ 8,394       $ 901     $ 7,295


12.   BUSINESS AND CREDIT CONCENTRATIONS

     The Company derives substantially all of its revenues from the travel industry. Accordingly, events affecting the travel industry, particularly airline travel and participating airlines, can significantly affect the Company's business, financial condition, and results of operations.

     Travel agencies are the primary channel of distribution for the services offered by travel vendors. If the Company were to lose and not replace the bookings generated by any significant travel agencies, its business, financial condition, and results of operations could be materially adversely affected.


13.   GEOGRAPHIC AND SEGMENT INFORMATION

     The Company derives substantially all of its revenues from the global travel industry. The location of the travel agent making the booking determines the geographic region credited with the related revenues. Data relating to the Company's operations by geographic area is set forth below:

                          United States      Other
                             Market         Markets          Total
                          ------------    -----------    ------------

1999
----
Revenues                    $ 603,776      $ 848,326     $ 1,452,102
Identifiable assets           165,990         24,887         190,877

1998
----
Revenues                    $ 588,312      $ 754,393     $ 1,342,705
Identifiable assets           162,912         32,057         194,969

1997
----
Revenues                    $ 536,218      $ 643,896     $ 1,180,114
Identifiable assets           160,719         28,462         189,181


     Revenues consist of electronic global distribution revenues only. No country outside the United States contributes more than 10% of revenue or had more than 10% of identifiable assets in any of the years presented. Providing geographic area data for information services revenues would be impracticable.


14.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following tables set forth an unaudited summary of quarterly financial data (in thousands, except share data) for the years ended December 31, 1999 and 1998. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, reflects all adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for a full fiscal year.

                                                    1999
                                                    ----
                                 First       Second        Third      Fourth
                                Quarter      Quarter      Quarter     Quarter
                                -------      -------      -------     -------
Total revenues                 $ 403,991    $ 398,822    $ 384,692   $ 338,597
Operating expenses               283,175      294,807      288,120     347,098
Operating income (loss)          120,816      104,015       96,572      (8,501)
Net income                        78,006       62,249       54,248      23,705
Basic earnings per share            0.75         0.60         0.58        0.26
Diluted earnings per share          0.74         0.59         0.58        0.26

                                                    1998
                                                    ----
                                 First       Second        Third      Fourth
                                Quarter      Quarter      Quarter     Quarter
                                -------      -------      -------     -------
Total revenues                 $ 377,010    $ 380,637    $ 377,461   $ 345,710
Operating expenses               270,731      288,695      291,130     298,684
Operating income                 106,279       91,942       86,331      47,026
Net income                        62,303       53,951       51,131      28,229
Basic earnings per share            0.59         0.51         0.49        0.27
Diluted earnings per share          0.59         0.51         0.49        0.27


     The Company typically experiences a seasonal pattern in its operating results, with the fourth quarter typically having the lowest total revenues and operating income due to early bookings by customers for holiday travel and due to a decrease in business travel during the holiday season.

     In the fourth quarter of 1999, the Company recognized an $83,226 ($50,269 after tax) special charge to extinguish the price-increase component of its liability arising from its services agreement with United Airlines, and an $11,359 ($6,861 after tax) recovery of expenses previously reserved for the realignment of its United Kingdom operations. See Note 9 and Note 4, respectively, for further discussion.

     Operating expenses for the fourth quarter of 1998 include special charges of $26,460 ($15,902 after tax) related to a strategic realignment of the Company's operations in the United Kingdom. See Note 4 for further discussion.

     Earnings per share amounts for each quarter are required to be computed independently and, as a result, their sum does not equal the total year earnings per share amounts for 1999 and 1998.


15.   SUBSEQUENT EVENTS

     On January 27, 2000, the Company announced its intention to acquire Travel Automation Services Limited, which includes Galileo UK, the Company's NDC in the United Kingdom, from British Airways Plc. Galileo UK distributes the Company's system to travel agents across the United Kingdom and provides travel technology solutions tailored to the unique requirements of the United Kingdom market.

     On February 8, 2000, the Company announced plans to acquire the remaining ownership interest in TRIP.com, a leading online travel service and technology provider. At December 31, 1999, the Company owned approximately 20% of TRIP.com. Under terms of the acquisition, which the Company expects to close during the first quarter of 2000, the Company will purchase the remaining ownership interest for $269,000 in a combined stock and cash transaction.

     Both of these transactions will be accounted for using the purchase method of accounting. Accordingly, a portion of the purchase prices will be allocated to net tangible and intangible assets based on their estimated fair values.

     The Company plans to fund the acquisition of TRIP.com with additional bank financing and is in the process of completing a new line of credit with its lenders.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference is the information set forth under the headings "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders, filed on or before April 13, 2000. Information regarding "Executive Officers" is included in Item 1 under the heading "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference is the information set forth under the heading "Executive Compensation" in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders, filed on or before April 13, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference is the information set forth under the headings "Voting Rights and Stockholders' Agreement", "Principal Holders of Securities" and "Ownership of Common Stock by Directors and Executive Officers" in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders, filed on or before April 13, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference is the information set forth under the heading "Certain Relationships and Related Transactions" in our definitive Proxy Statement for our 2000 Annual Meeting of Stockholders, filed on or before April 13, 2000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(3) Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit Number  Exhibit Description
--------------  -------------------

2.1 General Partnership Interest Purchase Agreement among United Air Lines,Inc., Covia LLC, U.S. Airways, Inc., USAM Corp., Air Canada, Resnet Holdings, Inc., Apollo Travel Services Partnership and Galileo International Partnership (2)

2.2 Share Purchase Agreement between SAirGroup (LTD.) and Galileo International Partnership (2)

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

4.2             Specimen Certificate representing Common Stock (1)

10.1 Stockholders' Agreement among Galileo International, Inc., certain of its Stockholders and certain related parties of such Stockholders (2)
                  (a) First Amendment to Stockholders' Agreement

10.2 Services Agreement among Galileo International, L.L.C., United Air Lines, Inc., US Airways, Inc. and Air Canada (2)

10.3 Services Agreement between Galileo International, L.L.C. and SwissAir Swiss Air Transport Ltd. (2)

10.4 Form of Services Agreement between the Registrant and Koninklijke Luchtvaart Maatschappij N.V. (1)

10.5 Amended and Restated Non-Competition Agreement among Galileo International, Inc., Galileo International, L.L.C., and United Air Lines, Inc., UAL Corporation, Covia LLC, Air Wisconsin, Inc. and Air Wis Services, Inc. together with Schedule 1 indicating other substantially similar agreements (2) (13)

10.6 Rights Waiver Agreement between SAirGroup and Galileo International Partnership (2)

10.7 Form of Rights Waiver Agreement between Koninklijke Luchtvaart Maatschappij N.V. and Galileo International Partnership (1)

10.8 Merger Agreement By and Among Galileo International, Inc., Galileo Acquisition Co.and Trip.com, Inc.

10.9            Credit Agreements:
                  (a) Second Amended and Restated $200,000,000 364-Day Credit
                      Agreement (12)
                  (b) $400,000,000 Five-Year Credit Agreement (2)
                      (i)   Assignment and Assumption Agreement (4)
                      (ii)  Amendment No. 1 (4)
                      (iii) Amendment No. 2 (6)
                      (iv)  Amendment No. 3 (7)
                      (v)   Amendment No. 4 (11)
                      (vi)  Amendment No. 5 (12)
                  (c) Galileo Canada ULC $34,391,917 Credit Agreement (6)
                      (i)   Amendment No. 1 (12)

10.10           Galileo International, Inc. Guaranty (6)
                      (i)   Amendment No. 1 (11)
                      (ii)  Amendment No. 2 (11)
                      (iii) Amendment No. 3 (12)

10.11           Hillmead Underlease (1)

10.12 Underlease, dated 1996, between The Galileo Company and Lucent Technologies Network Systems UK Limited (1)

10.13 Lease, dated March 1, 1994, between St. Martins Property Investments Limited and The Galileo Company (1)

10.14           Englewood, Colorado Office Lease, dated April 18, 1988 (1)
                  (a) First Amendment to Englewood, Colorado Office Lease,
                      dated June 23, 1988 (1)

10.15           Rosemont Office Lease, dated March 31, 1995 (1)

10.16           Windsor, England Office Agreement for Lease, dated June 2, 1999
                (10)
                      (i)   Annex No. 1 (12)

10.17 Term Lease Master Agreement dated May 9, 1988, between IBM Credit Corporation and Covia Partnership (1)

10.18 Master Lease Agreement, dated November 11, 1988, between Comdisco, Inc. and Covia Partnership (1)

10.19 Software License Agreement, dated August 1, 1994 between Allen Systems Group, Inc. and Galileo International (1)

10.20 Program Product Master License Agreement between Candle Corporation and Galileo International Partnership (1)
                  (a) Addendum No. 4 to Program Product Master License Agreement
                      (9)
                  (b) Addendum No. 1 to Program Product Master License Agreement
                  (c) Addendum No. 2 to Program Product Master License Agreement
                  (d) Addendum No. 3 to Program Product Master License Agreement

10.21 Foundation License Addendum to Order Form between Galileo International and Computer Associates International, Inc. (1)
                  (a) Amendment No. 1 to the Addendum to Order Form (7)
                  (b) Amendment No. 2 to the Addendum to Order Form

10.22 Software License Agreement and Addendum, dated August 19, 1994, between Sterling Software (U.S.A.), Inc. and Galileo International (1)
                  (a) Product Schedule to Software License Agreement and
                      Addendum (9)
                  (b) Addendum No. 1 to Product Schedule (9)

10.23 Master Agreement for MCI Enhanced Services, dated February 14, 1996, between MCI Telecommunications Corporation and Galileo International Partnership (1)
                  (a) Second Amendment to the Master Agreement for MCI Enhanced
                      Services (4)
                  (b) Amendment Number Three to Master Agreement for Enhanced
                      Services (4)

10.24 Agreement for the Provision of Telecommunication Services between Societe Internationale de Telecommunications Aeronautiques and Galileo International, L.L.C. (13)

10.25           Form of Galileo International Distributor Sales and Service
                Agreement (1)

10.26           Form of Global Airline Distribution Agreement (1)

10.27 Agreement for the Provision of Services between The Galileo Company and Galileo International Partnership (1)

10.28           AT&T OneNet Contract dated December 28, 1998 (7)
                  (a) Amendment No. 1 dated May 22, 1999
                  (b) Amendment No. 2 dated July 29, 1999

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

*10.35          Galileo Retirement and Death Benefit Scheme (1)

*10.36          Galileo International Employee Pension Plan (1)

*10.37          Galileo International Flextrack Benefits Plan (1)

*10.38          Galileo International Retiree Medical Plan (1)

*10.39 Galileo International, Inc. 1997 Stock Incentive Plan, as revised May 1,1998 (5)

*10.40          Galileo International, Inc. 1999 Equity and Performance
                Incentive Plan (10)

*10.41          Galileo International, Inc. 1997 Non-Employee Director Stock
                Plan (1)

*10.42 Form of Deferred Compensation Arrangements For Senior Officers of Galileo International, Inc. (3)

*10.43          Galileo UK Health Benefit Policy (1)

*10.44          Employment Agreement of James E. Barlett (7)

*10.45          Form of Senior [and Executive] Vice President Employment
                Agreement (11)

*10.46          Travel Accident Insurance Plan (7)
                  (a) Plan specific for Asia, the Americas and Pacific (7)
                  (b) Plan specific for Africa, Europe and the Middle East (7)

*10.47          Galileo International Management Incentive Plan 1998 Plan
                Summary (6)

*10.48 Form of Non-Qualified Stock Option Agreement [Standard Form - Executive Group] (12)

*10.49 Form of Non-Qualified Stock Option Agreement [Standard Form - Non-Executive Group] (12)

11.1            Computation of Per Share Earnings

21.1            Subsidiaries of the Registrant

23.1            Consent of KPMG LLP

27.1            Financial Data Schedule


(1)   Incorporated by reference to Exhibits 2.3, 4.2 10.4, 10.9, 10.11 through 10.13, 10.15 through 10.27, 10.29, 10.31 through 10.40, 10.42 and 10.44 to the Company's
      Registration Statement on Form S-1, including all amendments (Registration No.
      333-27495).
(2)   Incorporated by reference to Exhibits 2.1, 2.2, 2.4 through 4.1, 10.1 through 10.3,
      10.5, 10.8 and 10.10 to the Company's Form 10-Q for the quarterly period ended June
      30, 1997.
(3)   Incorporated by reference to Exhibit 10.43 to the Company's Form 10-Q for the
      quarterly period ended September 30, 1997.
(4)   Incorporated by reference to Exhibit 10.10 and 10.29 to the Company's Annual Report
      on Form 10-K for the fiscal year ended December 31, 1997.
(5)   Incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration
      Statement  filed June 1, 1998 (Registration No. 333-55767).
(6)   Incorporated by reference to Exhibits 10.2 and 10.4 through 10.6 to the Company's
      Form 10-Q for the quarterly period ended June 30, 1998.
(7)   Incorporated by reference to Exhibits 10.8, 10.21, 10.31, 10.43 and 10.44 to the
      Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(8)   Incorporated by reference to Exhibit 4.3(b) through 4.3(d) to the Company's Form S-8
      Registration Statement filed February 1, 1999 (Registration No. 333-71507).
(9)   Incorporated by reference to Exhibit 10.1 through 10.3 to the Company's Form 10-Q for the quarterly period ended March 31, 1999.
(10)  Incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration
      Statement filed April 30, 1999 (Registration No. 333-77421).
(11)  Incorporated by reference to Exhibits 10.1 through 10.3, 10.5 and 10.6 to the
      Company's Form 10-Q for the quarterly period ended June 30, 1999.
(12)  Incorporated by reference to Exhibits 10.1 through 10.7 to the Company's Form 10-Q for the quarterly period ended September 30, 1999.
(13)  Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.  The omitted material has been filed separately with the Securities and
      Exchange Commission.


* Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 2000.

                                          GALILEO INTERNATIONAL, INC.


                                          By:   /s/ James E. Barlett
                                                --------------------

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

Signature                   Title                      Date

/s/ James E. Barlett        Chairman, President and    February 24, 2000
--------------------        Chief Executive Officer
James E. Barlett            (principal executive
                            officer)

/s/ Paul H. Bristow         Director, Executive Vice   February 24, 2000
-------------------         President, Chief
Paul H. Bristow             Financial Officer and
                            Treasurer (principal
                            financial and accounting
                            officer)

/s/ Anthony C. Swanagan     Director, Senior Vice      February 24, 2000
-----------------------     President, General
Anthony C. Swanagan         Counsel and Secretary


/s/ Graham W. Atkinson      Director                   February 24, 2000
----------------------
Graham W. Atkinson

/s/ Wim Dik                 Director                   February 24, 2000
-----------
Wim Dik

/s/ Mina Gouran             Director                   February 24, 2000
---------------
Mina Gouran

/s/ Georges P. Schorderet   Director                   February 24, 2000
-------------------------
Georges P. Schorderet

/s/ Andrew P. Studdert      Director                   March 8, 2000
----------------------
Andrew P. Studdert

/s/ Kenneth Whipple         Director                   February 24, 2000
--------------------
Kenneth Whipple

(c)   Exhibit Index
      -------------

Exhibit Number  Exhibit Description
--------------  -------------------

2.1 General Partnership Interest Purchase Agreement among United Air Lines,Inc., Covia LLC, U.S. Airways, Inc., USAM Corp., Air Canada, Resnet Holdings, Inc., Apollo Travel Services Partnership and Galileo International Partnership (2)

2.2 Share Purchase Agreement between SAirGroup (LTD.) and Galileo International Partnership (2)

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

4.2             Specimen Certificate representing Common Stock (1)

10.1 Stockholders' Agreement among Galileo International, Inc., certain of its Stockholders and certain related parties of such Stockholders (2)
                  (a) First Amendment to Stockholders' Agreement

10.2 Services Agreement among Galileo International, L.L.C., United Air Lines, Inc., US Airways, Inc. and Air Canada (2)

10.3 Services Agreement between Galileo International, L.L.C. and SwissAir Swiss Air Transport Ltd. (2)

10.4 Form of Services Agreement between the Registrant and Koninklijke Luchtvaart Maatschappij N.V. (1)

10.5 Amended and Restated Non-Competition Agreement among Galileo International, Inc., Galileo International, L.L.C., and United Air Lines, Inc., UAL Corporation, Covia LLC, Air Wisconsin, Inc. and Air Wis Services, Inc. together with Schedule 1 indicating other substantially similar agreements (2) (13)

10.6 Rights Waiver Agreement between SAirGroup and Galileo International Partnership (2)

10.7 Form of Rights Waiver Agreement between Koninklijke Luchtvaart Maatschappij N.V. and Galileo International Partnership (1)

10.8 Merger Agreement By and Among Galileo International, Inc., Galileo Acquisition Co.and Trip.com, Inc.

10.9            Credit Agreements:
                  (a) Second Amended and Restated $200,000,000 364-Day Credit
                      Agreement (12)
                  (b) $400,000,000 Five-Year Credit Agreement (2)
                      (i)   Assignment and Assumption Agreement (4)
                      (ii)  Amendment No. 1 (4)
                      (iii) Amendment No. 2 (6)
                      (iv)  Amendment No. 3 (7)
                      (v)   Amendment No. 4 (11)
                      (vi)  Amendment No. 5 (12)
                  (c) Galileo Canada ULC $34,391,917 Credit Agreement (6)
                      (i)   Amendment No. 1 (12)

10.10           Galileo International, Inc. Guaranty (6)
                      (i)   Amendment No. 1 (11)
                      (ii)  Amendment No. 2 (11)
                      (iii) Amendment No. 3 (12)

10.11           Hillmead Underlease (1)

10.12 Underlease, dated 1996, between The Galileo Company and Lucent Technologies Network Systems UK Limited (1)

10.13 Lease, dated March 1, 1994, between St. Martins Property Investments Limited and The Galileo Company (1)

10.14           Englewood, Colorado Office Lease, dated April 18, 1988 (1)
                  (a) First Amendment to Englewood, Colorado Office Lease,
                      dated June 23, 1988 (1)

10.15           Rosemont Office Lease, dated March 31, 1995 (1)

10.16           Windsor, England Office Agreement for Lease, dated June 2, 1999
                (10)
                      (i)   Annex No. 1 (12)

10.17 Term Lease Master Agreement dated May 9, 1988, between IBM Credit Corporation and Covia Partnership (1)

10.18 Master Lease Agreement, dated November 11, 1988, between Comdisco, Inc. and Covia Partnership (1)

10.19 Software License Agreement, dated August 1, 1994 between Allen Systems Group, Inc. and Galileo International (1)

10.20 Program Product Master License Agreement between Candle Corporation and Galileo International Partnership (1)
                  (a) Addendum No. 4 to Program Product Master License Agreement
                      (9)
                  (b) Addendum No. 1 to Program Product Master License Agreement
                  (c) Addendum No. 2 to Program Product Master License Agreement
                  (d) Addendum No. 3 to Program Product Master License Agreement

10.21 Foundation License Addendum to Order Form between Galileo International and Computer Associates International, Inc. (1)
                  (a) Amendment No. 1 to the Addendum to Order Form (7)

                  (b) Amendment No. 2 to the Addendum to Order Form

10.22 Software License Agreement and Addendum, dated August 19, 1994, between Sterling Software (U.S.A.), Inc. and Galileo International (1)
                  (a) Product Schedule to Software License Agreement and
                      Addendum (9)
                  (b) Addendum No. 1 to Product Schedule (9)

10.23 Master Agreement for MCI Enhanced Services, dated February 14, 1996, between MCI Telecommunications Corporation and Galileo International Partnership (1)
                  (a) Second Amendment to the Master Agreement for MCI Enhanced
                      Services (4)
                  (b) Amendment Number Three to Master Agreement for Enhanced
                      Services (4)

10.24 Agreement for the Provision of Telecommunication Services between Societe Internationale de Telecommunications Aeronautiques and Galileo International, L.L.C. (13)

10.25           Form of Galileo International Distributor Sales and Service
                Agreement (1)

10.26           Form of Global Airline Distribution Agreement (1)

10.27 Agreement for the Provision of Services between The Galileo Company and Galileo International Partnership (1)

10.28           AT&T OneNet Contract dated December 28, 1998 (7)
                  (a) Amendment No. 1 dated May 22, 1999
                  (b) Amendment No. 2 dated July 29, 1999

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

*10.35          Galileo Retirement and Death Benefit Scheme (1)

*10.36          Galileo International Employee Pension Plan (1)

*10.37          Galileo International Flextrack Benefits Plan (1)

*10.38          Galileo International Retiree Medical Plan (1)

*10.39 Galileo International, Inc. 1997 Stock Incentive Plan, as revised May 1,1998 (5)

*10.40          Galileo International, Inc. 1999 Equity and Performance
                Incentive Plan (10)

*10.41          Galileo International, Inc. 1997 Non-Employee Director Stock
                Plan (1)

*10.42 Form of Deferred Compensation Arrangements For Senior Officers of Galileo International, Inc. (3)

*10.43          Galileo UK Health Benefit Policy (1)

*10.44          Employment Agreement of James E. Barlett (7)

*10.45          Form of Senior [and Executive] Vice President Employment
                Agreement (11)

*10.46          Travel Accident Insurance Plan (7)
                  (a) Plan specific for Asia, the Americas and Pacific (7)
                  (b) Plan specific for Africa, Europe and the Middle East (7)

*10.47          Galileo International Management Incentive Plan 1998 Plan
                Summary (6)

*10.48 Form of Non-Qualified Stock Option Agreement [Standard Form - Executive Group] (12)

*10.49 Form of Non-Qualified Stock Option Agreement [Standard Form - Non-Executive Group] (12)

11.1            Computation of Per Share Earnings

21.1            Subsidiaries of the Registrant

23.1            Consent of KPMG LLP

27.1            Financial Data Schedule


(1)   Incorporated by reference to Exhibits 2.3, 4.2 10.4, 10.9, 10.11 through 10.13, 10.15 through 10.27, 10.29, 10.31 through 10.40, 10.42 and 10.44 to the Company's
      Registration Statement on Form S-1, including all amendments (Registration No.
      333-27495).
(2)   Incorporated by reference to Exhibits 2.1, 2.2, 2.4 through 4.1, 10.1 through 10.3,
      10.5, 10.8 and 10.10 to the Company's Form 10-Q for the quarterly period ended June
      30, 1997.
(3)   Incorporated by reference to Exhibit 10.43 to the Company's Form 10-Q for the
      quarterly period ended September 30, 1997.
(4)   Incorporated by reference to Exhibit 10.10 and 10.29 to the Company's Annual Report
      on Form 10-K for the fiscal year ended December 31, 1997.
(5)   Incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration
      Statement  filed June 1, 1998 (Registration No. 333-55767).
(6)   Incorporated by reference to Exhibits 10.2 and 10.4 through 10.6 to the Company's
      Form 10-Q for the quarterly period ended June 30, 1998.
(7)   Incorporated by reference to Exhibits 10.8, 10.21, 10.31, 10.43 and 10.44 to the
      Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(8)   Incorporated by reference to Exhibit 4.3(b) through 4.3(d) to the Company's Form S-8
      Registration Statement filed February 1, 1999 (Registration No. 333-71507).
(9)   Incorporated by reference to Exhibit 10.1 through 10.3 to the Company's Form 10-Q for the quarterly period ended March 31, 1999.
(10)  Incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration
      Statement filed April 30, 1999 (Registration No. 333-77421).
(11)  Incorporated by reference to Exhibits 10.1 through 10.3, 10.5 and 10.6 to the
      Company's Form 10-Q for the quarterly period ended June 30, 1999.
(12)  Incorporated by reference to Exhibits 10.1 through 10.7 to the Company's Form 10-Q for the quarterly period ended September 30, 1999.



(13)  Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.  The omitted material has been filed separately with the Securities and
      Exchange Commission.


* Management contract or compensatory plan or arrangement.

Exhibit 10.1

                                      FIRST AMENDMENT

                                             TO

                                  STOCKHOLDERS' AGREEMENT

                                           Among

                                GALILEO INTERNATIONAL, INC.

                                       Certain of its

                                        STOCKHOLDERS

                                        And certain

                            RELATED PARTIES OF SUCH STOCKHOLDERS


                                 Dated as of June ___, 1998



     This FIRST AMENDMENT TO STOCKHOLDER' AGREEMENT, dated as of June ___, 1998 (the "First Amendment"), amends the Stockholders' Agreement, dated as of July 30, 1997 (as amended, the "Agreement"), among GALILEO INTERNATIONAL, INC., a
Delaware corporation (the "Company"), each of the stockholders listed on Schedule A to the Agreement and, with respect to Articles IV and V of the Agreement only, each of the Persons listed on Schedule B to the Agreement. Capitalized terms used in the First Amendment and not otherwise defined herein have the meanings ascribed to such terms in the Agreement.

     WHEREAS, the Company, the Original Owners and certain other stockholders have entered into the Agreement which provides their understanding and agreement for the voting of shares of Common Stock held by the Original Owners on certain matters, and for certain other courses of conduct; and

     WHEREAS, a certain Original Owner desires to amend the Agreement in certain respects as hereinafter set forth;

     NOW, THEREFORE, in consideration of the foregoing and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     SECTION 1 Amendment. Section 2.07 of the Agreement is amended by deleting the existing section in its entirety and substituting the following therefor:

     SECTION 2.07. Compensation of Directors. Unless otherwise restricted by the Restated Certificate of Incorporation or By-Laws of the Company, each
Independent Director, in consideration for his or her serving as such, shall receive from the Company compensation in an amount and form customary for public companies comparable to the Company. Management Directors shall not receive compensation for serving as Directors. Original Owner Directors will receive the same compensation as received by Independent Directors; provided that all cash compensation payable to an Original Owner Director who is an employee or officer of the original Owner (or an Affiliate thereof) electing such Director shall be paid by the Company either to such Original Owner or such Affiliate unless the Original Owner or such Affiliate directs the Company in writing to pay the cash compensation directly to any such Director(s), and, in the case of non-cash compensation (in the form of stock options or otherwise), such non-cash compensation will be converted into a cash amount equal to the fair market value of such non-cash compensation, as calculated by the Company (based, in the case of stock options, on the Black-Scholes Option Pricing Model), and such amount will be paid by the Company either to such Original Owner or such Affiliate unless the Original Owner or such Affiliate directs the Company in writing to pay the non-cash compensation directly to any such Director(s). The Company shall reimburse each Director or member of a committee for any out-of-pocket expenses incurred by him or her on account of his or her attendance at any meeting of the Board or such committee; provided that all such expenses payable to an Original Owner Director who is an officer or employee of an Original Owner (or an Affiliate thereof) will be paid by the Company either to such Original Owner or such Affiliate unless the Original Owner or an Affiliate thereof directs the Company in writing to pay such expenses directly to any such Director(s). Any direction by an Original Owner or an Affiliate thereof under this Section 2.07 may relate to a specific payment or to payments generally, and any such direction may be withdrawn or modified in writing by the Original Owner or Affiliate thereof in its sole discretion at any time prior to the payment by the Company of the directed amount.

     SECTION 2 Effectiveness. The amendment set forth in Section 1 shall become effective, as of the day and year first above written, on such date (the "First Amendment Effective Date") when the Company shall have received counterparts of this First Amendment executed pursuant to Section 5.04(ii) of the Agreement on behalf of the Company and the Original Owners who are a party to the Agreement that hold series of Preferred Stock that are entitled to elect one or more directors to the Board pursuant to the terms of the Preferred Stock.

     SECTION 3 Miscellaneous.

     SECTION 3.1 Continuing Effectiveness. As herein amended, the Agreement shall remain in full force and effect and is hereby ratified and confirmed in all respects. After the First Amendment Effective Date, all references in the Agreement to "Stockholders' Agreement", "Agreement" or similar terms shall refer to the Agreement as amended hereby.

     SECTION 3.2 Counterparts. This First Amendment may be executed by the parties hereto in several counterparts, each of which shall be deemed to be an original and all of which shall constitute together but one and the same agreement.

     SECTION 3.3 Successors and Assigns. This First Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.

     IN WITNESS WHEREOF, the parties have duly caused this First Amendment to be executed as of the date first above written by their respective officers thereunto duly authorized.

                                          GALILEO INTERNATIONAL, INC.


                                          By:  /s/  James E. Barlett
                                          Name:  James E. Barlett
                                          Title:  Chairman, President and Chief
                                          Executive Officer

                                          AER LINGUS LIMITED

                                          By:  /s/  Victor Garland
                                          Name:  Victor Garland
                                          Title:


                                          AIR CANADA

                                          By:
                                          Name:
                                          Title:


                                          ALITALIA-LINEE AEREE
                                          ITALIANE S.p.A.

                                          By:  /s/ Pierluigi Alemanni
                                          Name:  Pierluigi Alemanni
                                          Title:  Director


                                          RACOM TELEDATA S.p.A.

                                          By:  /s/ Pierluigi Alemanni
                                          Name:  Pierluigi Alemanni
                                          Title:  Director


                                          AUSTRIAN AIRLINES OESTERREICHISCHE
                                          LUFTVERKEHRS AKTIENGESELLSCHAFT

                                          By:  /s/  Ferdinand Schmidt
                                          Name:  Ferdinand Schmidt
                                          Title:  Network Management


                                          TRAVIDATA INC.

                                          By:  /s/  Dr. Rainer Walther
                                          Name:  Dr. Ranier Walther
                                          Title  Vice President Passenger System

                                          BRITISH AIRWAYS PLC

                                          By:  /s/  Paul Jarvis
                                          Name:  Paul Jarvis
                                          Title:  Assistant Secretary



                                          DISTRIBUTION SYSTEMS, INC.

                                          By:  Paul Jasivlee
                                          Name:  Paul Jasivlee
                                          Title:

                                        KONINKLIJKE LUCHTVAART MAATSCHAPPIJ N.V.
                                          KLM ROYAL DUTCH AIRLINES

                                          By:  /s/  H.E. Kuiperi
                                          Name:  H.E. Kuiperi
                                          Title:  Executive Vice President and
                                          General Secretary

                                          By:  /s/ J.A. de Die
                                          Name:  J.A. de Die
                                          Title:  Senior Vice President Finance

                                          TRAVEL INDUSTRY SYSTEMS B.V.

                                          By:  /s/  H.E. Kuiperi
                                          Name:  H.E. Kuiperi
                                          Title:  Executive Vice President and
                                          General Secretary

                                          By:  /s/ J.A. de Die
                                          Name:  J.A. de Die
                                          Title:  Senior Vice President Finance

                                          OLYMPIC AIRWAYS S.A.

                                          By:
                                          Name:
                                          Title:

                                          OLYNET, INC.

                                          By:
                                          Name:
                                          Title:


                                          SAIR GROUP (LTD.)

                                          By:  /s/  Georges Schorderet
                                          Name:  Georges Schorderet
                                          Title:  Executive Vice President &
                                          Chief Financial Officer

                                          By:  /s/  Sten Daugaard
                                          Name:  Sten Daugaard
                                          Title:  Corporate Treasurer

                                          ROSCOR A.G.

                                          By:  /s/  Georges Schorderet
                                          Name:  Georges Schorderet
                                          Title:  Executive Vice President &
                                          Chief Financial Officer

                                          By:  /s/  Ignaz Tschirky
                                          Name:  Ignaz Tschirky
                                          Title:  General Manager

                                          TRANSPORTES AEREOS PORTUGUESES S.A.

                                          By:  /s/  Eduardo
                                          Name:  Eduardo
                                          Title:

                                          UNITED AIR LINES, INC.

                                          By:  /s/ Stuart I. Oran
                                          Name:  Stuart I. Oran
                                          Title:  Executive Vice President -
                                          Corporate Affairs

                                          COVIA LLC

                                          By:  /s/ Stuart I. Oran
                                          Name:  Stuart I. Oran
                                          Title:  Vice President

                                          US AIRWAYS, INC.

                                          By:  /s/  Terry L. Hall
                                          Name:  Terry L. Hall
                                          Title:  Senior Vice President & Chief
                                          Financial Officer

                                          USAM CORP.

                                          By:  /s/  Terry L. Hall
                                          Name:  Terry L. Hall
                                          Title:  Senior Vice

Exhibit 10.8

==============================================================================








                               Merger Agreement




                                 By and Among




                         Galileo International, Inc.,




                           Galileo Acquisition Co.



                                     and



                                Trip.com, Inc.








==============================================================================


                                     -iv-
                              Table of Contents

Section                             Heading                                 Page

Article I         The Merger.................................................1

     Section 1.1. Merger and the Surviving Corporation.......................1
     Section 1.2. Conversion of Stock........................................2
     Section 1.3. Escrow.....................................................5
     Section 1.4. Treatment of Outstanding Company Stock Options.............8
     Section 1.5. Surrender of Certificates..................................8
     Section 1.6. Withholding Rights.........................................9
     Section 1.7. Reliance Upon Exemption...................................10
     Section 1.8. Stock Certificate Legend..................................10
     Section 1.9. Tax Consequences..........................................10

Article 2         Representations and Warranties of the Company.............10

     Section 2.1. Corporate Status of the Company...........................10
     Section 2.2. Authority of the Company..................................11
     Section 2.3. Capitalization............................................11
     Section 2.4. Equity Interests of the Company...........................12
     Section 2.5. Annual Financial Statements Previously Delivered..........12
     Section 2.6. Interim Financial Statements..............................13
     Section 2.7. Operations................................................13
     Section 2.8. Liabilities and Obligations of the Company................15
     Section 2.9. Title.....................................................15
     Section 2.10.Inventories...............................................16
     Section 2.11.Information and Access....................................16
     Section 2.12.Insurance.................................................16
     Section 2.13.Litigation and Claims.....................................17
     Section 2.14.Employment Obligations....................................17
     Section 2.15.Compliance with ERISA.....................................17
     Section 2.16.Environmental Matters.....................................20
     Section 2.17.Union Relations...........................................21
     Section 2.18.Preservation of Business Relationships....................21
     Section 2.19.Taxes.....................................................21
     Section 2.20.Material Agreements.......................................22
     Section 2.21.No Default under Agreements...............................23
     Section 2.22.Compliance with Laws......................................24
     Section 2.23.Licenses, Permits and Approvals...........................24
     Section 2.24.Accounts Receivable.......................................24
     Section 2.25.Patents, Trademarks, Etc..................................24
     Section 2.26.Bank Accounts.............................................27
     Section 2.27.Real Property Matters.....................................27
     Section 2.28.Assets and Properties.....................................28
     Section 2.29.Disclosure................................................28
     Section 2.30.Updating of Schedules.....................................28
     Section 2.31.Location of Assets........................................28
     Section 2.32.Proxy Statement...........................................29

Article 3         Representations and Warranties of Galileo and
                  the Merger Sub............................................29

     Section 3.1. Corporate Status of Galileo...............................29
     Section 3.2. Authority.................................................29
     Section 3.3. Authority of Galileo and Merger Sub.......................29
     Section 3.4. Capital Structure.........................................29
     Section 3.5. SEC Documents; Galileo Financial Statements...............29
     Section 3.6. No Material Adverse Change................................30
     Section 3.7. Litigation................................................30

Article 4         Conditions Precedent to Obligations of Galileo
                  and the Merger Sub........................................30

     Section 4.1. Accuracy of Representations, Warranties and
                     Covenants..............................................30
     Section 4.2. HSR Act...................................................31
     Section 4.3. Licenses, Permits, Approvals, Etc.........................31
     Section 4.4. Employment Agreements.....................................31
     Section 4.5. Approval of Legal Matters by Counsel......................31
     Section 4.6. No Adverse Proceedings....................................31
     Section 4.7. Receipt of Closing Documents..............................31
     Section 4.8. Approval of Updated Schedules.............................31
     Section 4.9. Third Party Consents......................................31
     Section 4.10.Company Stockholder Approval..............................32
     Section 4.11.Tax Opinion...............................................32
     Section 4.12.Dissenting Company Stock..................................32
     Section 3.4. Exemption.................................................32

Article 5         Conditions Precedent to Obligations of the
                  Company...................................................32

     Section 5.1. Accuracy of Representations, Warranties and
                     Covenants..............................................32
     Section 5.2. HSR Act...................................................33
     Section 5.3. Receipt of Closing Documents..............................33
     Section 5.4. Approval of Legal Matters by Counsel......................33
     Section 5.5. Company Stockholder Approval..............................33
     Section 5.6. Tax Opinion...............................................33

Article 6         Closing...................................................33

     Section 6.1. Date, Time and Place of Closing...........................33
     Section 6.2. Documents to be Delivered by the Company to
                     Galileo................................................33
     Section 6.3. Items to Be Delivered by Galileo..........................35

Article 7         Further Agreements........................................35

     Section 7.1. Commissions and Expenses of Sale..........................35
     Section 7.2. Other Acquisition Proposals...............................36
     Section 7.3. Approvals and Consents....................................36
     Section 7.4. Company Stockholder Approval..............................36
     Section 7.5. FIRPTA....................................................37
     Section 7.6. Registration Statements...................................37

Article 8         Amendment And Termination.................................37

     Section 8.1. Amendment.................................................37
     Section 8.2. Termination...............................................37
     Section 8.3. Effect of Termination.....................................38
     Section 8.4. Waiver....................................................38

Article 9         Survival of Representations and Indemnification...........38

     Section 9.1. Survival of Representations and Warranties................38
     Section 9.2. Indemnification by the Company............................38

Article 10        Registration of Galileo Shares............................39


Article 11        Miscellaneous Provisions..................................40

     Section 11.1.Notices...................................................40
     Section 11.2.Further Assurance.........................................41
     Section 11.3.Execution and Counterparts................................41
     Section 11.4.Headings..................................................41
     Section 11.5.Effectiveness.............................................41
     Section 11.6.Miscellaneous.............................................41
     Section 11.7.Publicity.................................................41




Schedule 2.3     Capital Arrangements/Commitments
Schedule 2.4     Equity Interests/Investments
Schedule 2.7     Operations
Schedule 2.9     Title
Schedule 2.12    Insurance
Schedule 2.13    Litigation and Claims
Schedule 2.14    Employment Matters
Schedule 2.14A    Independent Contractors
Schedule 2.15    Employee Benefit Matters
Schedule 2.16    Environmental Matters
Schedule 2.17    Union Relations
Schedule 2.19    Taxes
Schedule 2.20    Material Agreements
Schedule 2.23    Licenses, Permits and Approvals
Schedule 2.25    Intellectual Property
Schedule 2.26    Bank Accounts
Schedule 2.27    Real Property Matters
Schedule 2.28    Assets and Property
Schedule 2.31.   Location of Assets
Schedule 4.4     List of Employees Who are to Sign Employment Agreements
Schedule 4.9     Partial List of Contracts Involving Third Party Consents

Exhibit A        Certificate of Merger
Exhibit B        Escrow Agreement
Exhibit C        Stockholders Representations
Exhibit D        Legal Opinion of Company's Counsel
Exhibit E        Legal Opinion of Galileo's Counsel

     Pursuant to Rule 601 (b)(2), the Company hereby agrees to furnish supplementally a copy of any omitted schedule ot the Commission upon request.

                                     E-43
                               Merger Agreement

      This Agreement is made and entered into as of the ____ day of February, 2000, by and among Galileo International, Inc., a Delaware corporation (hereinafter referred to as "Galileo"), Galileo Acquisition Co., a Delaware corporation (hereinafter referred to as the "Merger Sub"), and Trip.com, Inc., a Delaware corporation (hereinafter referred to as the "Company");


                                 Witnesseth:

      Whereas, the Merger Sub is a wholly-owned subsidiary of Galileo formed for the purposes of the transaction contemplated hereunder;

      Whereas, the respective Boards of Directors of Galileo, the Merger Sub and the Company have approved the merger of the Company with and into the Merger Sub described in Article 1 hereof (hereinafter referred to as the "Merger"), and have determined that the Merger is in the best interests of Galileo, the Merger Sub and the Company and their respective stockholders;

      Whereas, for Federal income tax purpose, it is intended that the Merger shall qualify as a reorganization under the provisions of Section 368 of the Internal Revenue Code of 1986, as amended (hereinafter referred to as the "Code");

      Now, Therefore, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged and confessed, the parties hereto hereby agree as follows:


                                  Article I


                                  The Merger

   Section 1.1. Merger and the Surviving Corporation. (a) Subject to the terms and conditions of this Agreement, the Company shall be merged with and into the Merger Sub (which shall be the surviving corporation in the Merger) in accordance with the General Corporation Law of the State of Delaware. The Merger shall become effective upon the filing with the Secretary of State of Delaware of a properly executed certificate of merger with respect thereto in substantially the form which is attached hereto as Exhibit A and hereby made a part hereof (hereinafter referred to as the "Certificate of Merger") or at such later time, if any, as may be agreed to by the parties hereto and specified in the Certificate of Merger. The time when the Merger shall become effective is hereinafter referred to as the "Effective Time." For purposes hereof, the term "Constituent Corporations" shall mean the Merger Sub and the Company and the term "Surviving Corporation" shall mean the Merger Sub as the corporation surviving in the Merger.

     (b) At the Effective Time, by virtue of the Merger, the Company shall be merged with and into the Merger Sub, with the Merger Sub being the surviving corporation, and all the rights, privileges, powers and franchises of each of the Merger Sub and the Company and all property, real, personal and mixed, and all debts due on whatever account, including things in action, and all and every other interest of or belonging to or due to each of the Merger Sub and the Company shall be vested in the Surviving Corporation and shall be as effectually the property of the Surviving Corporation as they were of the Merger Sub and the Company without further act or deed, and the Surviving Corporation shall be responsible and liable for all the debts, liabilities and duties of each of the Merger Sub and the Company, all with the full effect provided for in the General Corporation Law of the State of Delaware. If at any time the Surviving Corporation shall determine or be advised that any further action is necessary or desirable to vest in the Surviving Corporation, according to the terms hereof, title to any property or any rights of the Constituent Corporations or to carry out the purpose of this Agreement, the last acting officers and directors of the Company to the extent such persons are available, or the corresponding officers and directors of the Surviving Corporation, as the case may be, shall be authorized to take such action.

     (c) The certificate of incorporation of the Merger Sub in effect immediately prior to the Effective Time shall be the certificate of incorporation of the Surviving Corporation at and after the Effective Time, until amended in accordance with the provisions thereof and the General Corporation Law of the State of Delaware, except that at the Effective Time such certificate of incorporation shall be amended as set forth in the Certificate of Merger. The Surviving Corporation shall be governed by the laws of the State of Delaware.

     (d) The bylaws of the Merger Sub in effect immediately prior to the Effective Time shall be the bylaws of the Surviving Corporation at and after the Effective Time, until altered, amended or repealed as provided therein and in the certificate of incorporation of the Surviving Corporation.

     (e) The directors of the Merger Sub in office immediately prior to the Effective Time shall be the directors of the Surviving Corporation at and after the Effective Time, until their successors are elected in accordance with the bylaws of the Surviving Corporation.

     (f) The officers of the Merger Sub in office immediately prior to the Effective Time shall be the officers of the Surviving Corporation at and after the Effective Time, holding the offices in the Surviving Corporation which they held in the Merger Sub immediately prior thereto, until their successors are elected or appointed in accordance with the bylaws of the Surviving Corporation.

     (g) From and after the Effective Time, the stock transfer books of the Merger Sub and of the Company shall be closed with respect to any and all shares of the capital stock of the Merger Sub and the Company, respectively, which were issued and outstanding immediately prior to the Effective Time and no transfer of any such shares shall thereafter be made.

   Section 1.2. Conversion of Stock. (a) At the Effective Time of the Merger, by virtue of the Merger and without any action on the part of the Merger Sub, the Company or the holders of any shares of the capital stock of the Company, each share of the Common Stock, $.001 par value of the Company, Series A Preferred Stock, $.001 par value, of the Company, Series B Preferred Stock, $.001 par value, of the Company, Series C Preferred Stock, $.001 par value, of the Company, and Series D Preferred Stock, $.001 par value, of the Company issued and outstanding immediately prior to the Effective Time, other than shares of the capital stock of the Company held by Galileo or any of its wholly-owned subsidiaries (hereinafter referred to collectively as the "Company Stock"), shall be cancelled and be extinguished and be converted into and become a right to receive (hereinafter referred to as the "Merger Consideration"):

     (i) cash in the amount equal to the quotient of $119,000,000 divided by the sum of (x) the aggregate number of shares of the Company Stock issued and outstanding immediately prior to the Effective Time (hereinafter referred to as the "Issued and Outstanding Number"), plus (y) the aggregate number of shares of the Company Stock which the Company would be required to issue to the holders of any options, warrants, convertible securities or other contracts or rights existing immediately prior to the Effective Time (but excluding from said number any shares of the preferred stock of the Company which are included in the Issued and Outstanding Number pursuant to the foregoing clause (x)) entitling the holders thereof or parties thereto to acquire shares of the Company Stock assuming all of such options, warrants, convertible securities or other contracts or rights were then fully exercisable or convertible and were exercised or converted (hereinafter said sum is referred to as the "Fully-diluted Number"), which quotient shall then have subtracted therefrom the quotient of $21,629,279 divided by the Issued and Outstanding Number (the aggregate amount of cash payable pursuant to this clause (i) is hereinafter referred to as the "Merger Cash");

    (ii) the right to receive a proportionate amount of distributions payable to or for the benefit of the holders of the Company Stock pursuant to the Escrow Agreement (as such term is hereinafter defined) pursuant to which Galileo or the Merger Sub will deposit $20,000,000 on the Closing Date for the benefit of the holders of the Company Stock immediately prior to the Effective Time, which proportionate amount shall be equal to the quotient of the amount of any such distribution divided by the Issued and Outstanding Number; and

   (iii) the right to receive that number of shares of the common stock, $.001 par value, of Galileo (hereinafter referred to as the "Galileo Common Stock") which is equal to the quotient of (x) the quotient of $150,000,000 divided by the average of the closing prices for the Galileo Common Stock on the New York Stock Exchange for the ten trading days preceding the date of this Agreement (said average closing price is hereinafter referred to as the "Galileo Common Stock Price") divided by (y) the Fully-diluted Number (the aggregate number of shares of Galileo Common Stock to be issued pursuant to this clause (iii) (exclusive of any fractional shares and without taking into consideration the application of the following proviso) is hereinafter referred to as the "Merger Shares"); provided, however, that if the sum of
(x) the Merger Cash, (y) the $20,000,000 deposited into the Escrow and (z) any cash payable for fractional shares pursuant to Section 1.2(d) hereof (hereinafter the sum of (x), (y) and (z) as calculated without applying the provisions of the second proviso of this clause (iii) is referred to as the "Adjusted Merger Cash") would exceed the aggregate value of the Merger Shares, determined by multiplying the average of the high and low sales prices of a share of Galileo Common Stock on the Closing Date as reported on the New York Stock Exchange (the "Closing Date Price") by the number of Merger Shares (hereinafter said aggregate value of the Merger Shares is referred to as the "Merger Shares Value") then an amount in cash equal to the sum of one-half of such excess plus $10,000 over the Merger Shares Value (the "Excess Cash Amount") will not be paid in cash but will be paid instead in that number of shares of Galileo Common Stock determined by dividing the Excess Cash Amount by the Closing Date Price (hereinafter referred to as the "Supplemental Galileo Common Stock"), and such number of shares of Supplemental Galileo Common Stock divided by the Fully-diluted Number shall be added to the number of shares of Galileo Common Stock determined in accordance with the provisions of this clause (iii) preceding this proviso which are to be paid per share to each holder of the Company Stock; provided, further, that if the Merger Shares Value would exceed the Adjusted Merger Cash without applying the provisions of this proviso (hereinafter the amount of such excess is referred to as the "Excess Merger Shares Value"), Galileo shall have the option of reducing the number of shares of Galileo Common Stock to be issued for each share of Company Stock pursuant to this clause (iii) by that number of shares which is equal to the quotient of that portion of the Excess Merger Shares Value which the Company elects to pay in cash instead of shares of Galileo Common Stock pursuant to the provisions of this proviso divided by the Closing Date Price and then divided by the Fully-diluted Number by paying an additional amount of cash per share of Company Stock pursuant to Section 1.2(a)(i) equal to the quotient of that portion of the Excess Merger Shares Value which Galileo elects to pay in cash instead of shares of Galileo Common Stock pursuant to the provisions of this proviso divided by the Fully-diluted Number.

     (b) Each of the shares of Company Stock held by Galileo or any of its wholly-owned subsidiaries or the Company or any of its wholly-owned subsidiaries immediately prior to the Effective Time shall be cancelled and retired at the Effective Time and no consideration shall be issued in exchange thereof.

     (c) Each outstanding share of the common and preferred stock of the Merger Sub issued and outstanding immediately prior to the Effective Time shall, by virtue of the Merger, remain issued and outstanding as one share of the common stock and preferred stock, as the case may be, of the Surviving Corporation.

     (d) Notwithstanding any other provisions of this Agreement, each holder of shares of Company Stock exchanged pursuant to the Merger who would otherwise have been entitled to receive a fraction of a share of Galileo Common Stock (after taking into account all certificates delivered by such holder) shall receive, in lieu thereof, cash (without interest) in an amount equal to such fractional part of a share of Galileo Common Stock multiplied by the Galileo Common Stock Price. No such holder will be entitled to dividends, voting rights or any other rights as a stockholder in respect of any fractional share.

     (e) Each outstanding share of the Company Stock as to which a written demand for appraisal is filed in accordance with Section 262 of the General Corporation Law of the State of Delaware at or prior to the Meeting (as such term is defined in Section 7.4 hereof) and not withdrawn at or prior to the Meeting and which is not voted in favor of the Merger shall not be converted into or represent a right to receive the Merger Consideration unless and until the holder thereof shall have failed to perfect, or shall have effectively withdrawn or lost his, her or its right to appraisal of and payment for his, her or its Company Stock under said Section 262, at which time his, her or its shares shall be converted into the right to receive the Merger Consideration. All such shares of Company Stock as to which such a written demand for appraisal is so filed and not withdrawn at or prior to the Meeting and which are not voted in favor of the Merger, except any such shares of Company Stock the holder of which, prior to the Effective Time, shall have effectively withdrawn or lost his, her or its right of appraisal and payment for his, her or its shares of Company Stock under said Section 262, are hereinafter referred to as "Dissenting Company Stock." The Company shall give prompt notice to Galileo upon receipt by the Company of any written demand for appraisal rights, withdrawal of such demands, and any other written communications delivered by or to the Company pursuant to said
Section 262, and the Company shall give Galileo the opportunity, to the extent permitted by law, to direct all negotiation and proceedings with respect to such demands. The Company shall not voluntarily make any payment with respect to any demands for appraisal rights and shall not, except with the prior written consent of Galileo, settle or offer to settle any such demands. Each holder of Company Stock who becomes entitled, pursuant to provisions of said Section 262, to payment for his, her or its shares of Company Stock under the provisions of said Section 262 shall receive payment therefor from the Surviving Corporation and such shares of Company Stock shall be cancelled.

   Section 1.3.  Escrow  and   Appointment  of   Stockholder   Representative.
(a) On the Closing Date, Galileo or the Merger Sub will deliver in escrow (the "Escrow") $20,000,000 by wire transfer of immediately available funds to LaSalle Bank N.A. as escrow agent (hereinafter referred to as the "Escrow Agent"), pursuant to the terms of an escrow agreement in substantially the form attached hereto as Exhibit D (the "Escrow Agreement"), said Escrow to be available for any Losses (as such term is defined in Section 9.2 hereof) for which Galileo may make a claim pursuant to Section 9.2 hereof.

     (b) In the event that the Merger is approved, effective upon such vote, and without further act of any stockholder of the Company, Hollinger Digital (hereinafter referred to as the "Stockholders Representative") shall be appointed as agent and attorney-in-fact by and for each person or entity (other than holders of Dissenting Company Stock) which owned beneficially or of record any shares of the Company Stock immediately prior to the Effective Time (hereinafter referred to as the "Escrow Beneficiaries") to give and receive notices and communications, to authorize payments from the Escrow in satisfaction of claims by Galileo, to object to such payments, to agree to, negotiate, enter into settlements and compromises of, and demand arbitration and comply with orders of courts and awards of arbitrators with respect to such claims, and to take all actions necessary or appropriate in the judgment of the Stockholders Representative for the accomplishment of the foregoing. Such agency may be changed by the Escrow Beneficiaries from time to time upon not less than thirty (30) days' prior written notice to Galileo; provided that the Stockholders Representative may not be removed unless Escrow Beneficiaries representing at least a two-thirds interest in the Escrow agree in writing to such removal and to the identity of the substituted Stockholders Representative . Any vacancy in the position of Stockholders Representative may be filled by approval in writing of the Escrow Beneficiaries representing at least a majority in interest of the Escrow. No bond shall be required of the Stockholders Representative. Notices or communications to or from the Stockholders Representative shall constitute notice to or from each of the Escrow Beneficiaries.

     (c) The Stockholders Representative shall not be liable for any act done or omitted under the Escrow Agreement or this Agreement as Stockholders Representative while acting in good faith and in the exercise of reasonable judgment. The Escrow Beneficiaries shall jointly and severally indemnify the Stockholders Representative and hold the Stockholders Representative harmless against any loss, liability or expense incurred without gross negligence or bad faith on the part of the Stockholders Representative and arising out of or in connection with the acceptance or administration of the Stockholders Representative's duties under the Escrow Agreement or this Agreement, including the reasonable fees and expenses of any legal counsel retained by the Stockholders Representative.

     (d) A decision, act, consent or instruction of the Stockholders Representative shall constitute a decision of all the Escrow Beneficiaries and shall be final, binding and conclusive upon each of the Escrow
Beneficiaries, and the Escrow Agent, Galileo and the Surviving Corporation may rely upon any such written decision, consent or instruction of the Stockholders Representative as being the decision, consent or instruction of each of the Escrow Beneficiaries. The Escrow Agent, Galileo and the Surviving Corporation are hereby relieved from any liability to any person or entity for any acts done by them in accordance with such decision, consent or instruction of the Stockholders Representative.

     (e) If any third party shall notify Galileo or its affiliates hereto with respect to any matter asserted by such third party against the Company or the Surviving Corporation (hereinafter referred to as a "Third Party Claim") which may give rise to a claim by Galileo against the Escrow Fund, then Galileo shall give notice to the Stockholders Representative within 15 days of Galileo becoming aware of any such Third Party Claim or of facts upon which any such Third Party Claim will be based setting forth such material information with respect to the Third Party Claim as is reasonably available to Galileo; provided, however, that no delay or failure on the part of Galileo in notifying the Stockholders Representative shall relieve the Stockholders Representative and the Escrow Beneficiaries from any obligation hereunder unless the Stockholders Representative and the Escrow Beneficiaries are thereby materially prejudiced (and then solely to the extent of such prejudice). The Stockholders Representative and the Escrow Beneficiaries shall not be liable for any attorneys' fees and expenses incurred by Galileo in connection with any such Third Party Claim prior to Galileo's giving notice to the Stockholders Representative of a Third Party Claim. The notice from Galileo to the Stockholders Representative shall set forth such material information with respect to the Third Party Claim as is then reasonably available to Galileo.

     (f) In case any Third Party Claim is asserted against the Company or the Surviving Corporation, and Galileo notifies the Stockholders Representative thereof pursuant to Section 1.3(e) hereof, the Stockholders Representative and the Escrow Beneficiaries will be entitled, if the Stockholders Representative so elects by written notice delivered to Galileo within 15 days after receiving Galileo's notice, to assume the defense thereof, at the expense of the Escrow Beneficiaries independent of the Escrow Fund, with counsel reasonably satisfactory to Galileo so long as:

            (i) Galileo has reasonably determined that Losses which may be incurred as a result of the Third Party Claim do not exceed, either individually, or when aggregated with all other Third Party Claims, $20,000,000;

           (ii) the Third Party Claim involves only money damages and does not seek an injunction or other equitable relief;

          (iii) settlement of, or an adverse judgment with respect to, the Third Party Claim is not, in the good faith judgment of Galileo, likely to establish a precedential custom or practice materially adverse to the continuing business interests of Galileo or the Surviving Corporation; and

           (iv) counsel selected by the Stockholders Representative is reasonably acceptable to Galileo.

     (g) If the Stockholders Representative and the Escrow Beneficiaries so assume any such defense, the Stockholder Representatives and the Escrow Beneficiaries shall conduct the defense of the Third Party Claim actively and diligently. The Stockholders Representative and the Escrow Beneficiaries shall not compromise or settle such Third Party Claim or consent to entry of any judgment in respect thereof without the prior written consent of Galileo, which consent shall not be unreasonably withheld.

     (h) In the event that the Stockholders Representative assumes the defense of the Third Party Claim in accordance with Section 1.3(f) hereof, Galileo or its affiliates may retain separate counsel and participate in the defense of the Third Party Claim, but the fees and expenses of such counsel shall be at the expense of Galileo unless Galileo or its affiliates shall reasonably determine that there is a material conflict of interest between or among Galileo or its affiliates and the Stockholders Representative and the Escrow Beneficiaries with respect to such Third Party Claim, in which case the reasonable fees and expenses of such counsel will be borne by the Stockholder Representatives and the Escrow Beneficiaries out of the Escrow Fund. Galileo or its affiliates will not consent to the entry of any judgment or enter into any settlement with respect to the Third Party Claim respecting which the Stockholders Representative and the Escrow Beneficiaries have assumed the defense thereof pursuant to Section 1.3(f) hereof without the prior written consent of the Stockholders Representative, which consent shall not be unreasonably withheld. Galileo will cooperate in the defense of such Third Party Claim and will provide reasonable access to documents, assets, properties, books and records reasonably requested by Stockholders Representative and material to the claim and will make reasonably available all officers, directors and employees reasonably requested by the Stockholders Representative for investigation, depositions and trial.

     (i)   In the event that the  Stockholders  Representative  and the Escrow
Beneficiaries fail or elect not to assume the defense of the Company or the Surviving Corporation against such Third Party Claim, which Stockholders Representative and the Escrow Beneficiaries had the right to assume under
Section 1.3(f) hereof, Galileo or its affiliates shall have the right to undertake the defense and Galileo may compromise or settle such Third Party Claim or consent to entry of any judgment in respect thereof in any manner it may deem appropriate (and Galileo or its affiliates need not consult with, or obtain any consent from, the Stockholders Representative or the Escrow Beneficiaries, in connection therewith); provided, however, that except with the written consent of the Stockholders Representative, no settlement of any such claim or consent to the entry of any judgment with respect to such Third Party Claim shall alone be determinative of the validity of the claim against the Escrow Fund. In each case, Galileo, the Stockholders Representative and the Escrow Beneficiaries will reasonably cooperate with Galileo or its affiliates in the defense of that claim and will provide reasonable access to documents, assets, properties, books and records reasonably requested by Galileo and material to the claim and will make reasonably available all individuals reasonably requested by Galileo for investigation, depositions and trial.

   Section 1.4. Treatment of Outstanding Company Stock Options. At the Effective Time, each outstanding option (hereinafter referred to individually as an "Option" and collectively as the "Options") to acquire shares of the Common Stock of the Company issued under or pursuant to The Trip.com, Inc. 1997 Stock Plan (hereinafter referred to as the "Company Stock Plan") shall, pursuant to Section 12(c) thereof, be converted and changed, without any further action on the part of the Merger Sub, the Company, Galileo or the holders of the Options into the right to acquire that number of shares of Galileo Common Stock equal to the product of (i) the number of shares of the Common Stock of the Company into which said Options were exercisable immediately prior to the Effective Time multiplied by (ii) the Exchange Ratio (as such term is hereinafter defined); provided that the exercise price of said Options shall be adjusted to equal the quotient of (i) the original exercise price of such Option divided by (ii) the Exchange Ratio. As used herein, the term "Exchange Ratio" shall mean the quotient of $269,000,000 divided by the Fully-diluted Number and further divided by the Galileo Common Stock Price. Pursuant to said Section 12(c), Galileo agrees to assume the Company Stock Plan and all of the outstanding Options upon the Effective Time, and the Merger Sub hereby consents, and the Board of Directors of the Company, in its capacity as the Administrator of the Plan, by approving this Agreement shall be deemed to have consented, to such assumption pursuant to the provisions of said Section 12(c).

   Section 1.5. Surrender of Certificates. (a) Prior to the Effective Time, Galileo shall appoint Harris Trust and Savings Bank or one of its affiliates to act as paying agent in respect of the Merger (said bank, in its capacity as such paying agent, is hereinafter referred to as the "Paying Agent").

     (b) Promptly following the Effective Time, Galileo shall provide to the Paying Agent funds necessary to make the cash payments required by
Section 1.2(a)(i), and stock certificates representing the shares of Galileo Common Stock issuable in connection with the Merger pursuant to Section 1.2(a)(iii) hereof.

     (c) As soon as practicable after the Effective Time, the Paying Agent shall mail to each holder of record of a certificate or certificates which immediately prior to the Effective Time represented outstanding shares of Company Stock (hereinafter referred to individually as a "Certificate" and collectively as the "Certificates") (i) a letter of transmittal (which
(x) shall specify that delivery shall be effected, and risk of loss of the Certificates shall pass, only upon delivery of the Certificates to the Paying Agent, (y) shall provide for the waiver by the person or persons executing the same of any right of appraisal under the General Corporation Law of the State of Delaware and (z) shall be in such form and have such other provisions as Galileo may reasonably specify); and (ii) instructions for use in effecting the surrender of the Certificates in exchange for the amount of cash and number of shares of Galileo Common Stock per share provided for in
Section 1.2(a) hereof. Upon surrender of a Certificate for cancellation to the Paying Agent or to such other agent or agents as may be appointed by Galileo, together with such letter of transmittal, duly executed, and such other documents as may be reasonably required by the Paying Agent, the holder of such Certificate shall be entitled to receive in exchange therefor the amount of cash and number of shares of Galileo Common Stock into which the shares  of  Company  Stock  theretofore  represented  by  the  Certificate  so
surrendered   shall  have  been  converted   pursuant  to  the  provisions  of
Section 1.2(a) hereof, and the Certificate so surrendered shall forthwith be cancelled. No interest will be paid or will accrue on the cash payable upon the surrender of any Certificate. In the event of a transfer of ownership of Company Stock which is not registered in the transfer records of the Company, a check in payment of the proper amount of cash and a certificate representing the proper number of shares of Galileo Common Stock may be issued to a transferee if the Certificate representing such Company Stock is presented to the Paying Agent, accompanied by all documents required and in proper form to evidence and effect such transfer and by evidence that any applicable stock transfer taxes have been paid. Until surrendered as contemplated by this paragraph, each Certificate shall, subject to the provisions of Section 1.2(d) hereof, be deemed at and at any time after the Effective Time to represent the right to receive upon such surrender the Merger Consideration provided for in Section 1.2(a) hereof. Any funds deposited with the Paying Agent that remain unclaimed by the former stockholders of the Company for one year after the Effective Time shall be paid to Galileo upon demand, and any former stockholders of the Company who have not theretofore complied with the instructions for surrendering their Certificates shall thereafter look only to Galileo for payment. Notwithstanding anything to the contrary contained in this Agreement or otherwise, neither the Paying Agent nor any party hereto shall be liable to a former holder of Company Stock for any cash or property delivered to a public official pursuant to applicable escheat or abandoned property laws.

     (d) There shall be no further registration of transfers on the stock transfer books of the Surviving Corporation of the shares of Company Stock which were outstanding immediately prior to the Effective Time. If, after the Effective Time, Certificates are presented to the Surviving Corporation for any reason, they shall be surrendered and cancelled as provided in paragraph (c) of this Section.

   Section 1.6. Withholdings Rights. Galileo or the Paying Agent shall be entitled to deduct and withhold from the Merger Consideration otherwise payable pursuant to this Agreement to any holder of shares of Company Stock such amounts as Galileo or the Paying Agent is required to deduct and withhold with respect to the making of such payment under any Federal, state or local tax laws. To the extent that amounts are so withheld by Galileo or the Paying Agent, such withheld amounts shall be treated for all purposes of this Agreement as having been paid to the holder of the shares of Company Stock in respect to which such deduction and withholding was made by Galileo or the Paying Agent.

   Section 1.7. Reliance Upon Exemption. The Galileo Common Stock to be issued pursuant to this Agreement will be issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), and in reliance upon an exemption from the registration requirements of the Securities Act. Galileo will issue shares of Galileo Common Stock pursuant to this Agreement in reliance upon the representations from each holder of Company Stock substantially in the form attached to this Agreement as Exhibit C. The Company agrees that each holder of Company Stock who by himself or herself or which by itself would not qualify as an "accredited investor," as such term is defined under Rule 501(a) of the Securities Act, without having a "Purchaser Representative," as such term is defined under Rule 501(h) of the Securities Act, will have a Purchaser Representative as so defined.

   Section 1.8.  Stock  Certificate   Legend.   All  certificates   evidencing
Galileo Common Stock which are to be issued in connection with the Merger will bear the following legend:

            These securities have not been registered under the Securities Act of 1933, as amended (the "Act"), or any state securities laws, and may not be offered, sold, assigned, transferred, pledged or otherwise disposed of unless registered pursuant to the provisions of such Act and state securities laws or an exemption therefrom is available as established by a written opinion of counsel acceptable to the Corporation.

   Section 1.9. Tax Consequences. It is intended by the parties hereto that the Merger shall constitute a reorganization within the meaning of Section
368 of the Code. The parties hereto adopt this Agreement as a "plan of reorganization" within the meaning of Treasury Regulations Section 1.368-2(g) and 1.368-3(a).


                                  Article 2


           Representations, Warranties and Covenants of the Company

      As an inducement to Galileo and the Merger Sub to enter into and perform their obligations under this Agreement, the Company represents and warrants to, and covenants and agrees with, Galileo and the Merger Sub as follows (provided, however, that the individual schedules required by the following Sections shall be combined into a single disclosure schedule supplied by the Company to Galileo (the "Disclosure Schedule"), the section number and subsection and letters of which correspond to the section and subsection numbers and letters of this Agreement to which they refer, provided that disclosure made by the Company under any one section of the Disclosure Schedule shall also be applicable to any other section of the Disclosure Schedule for which the applicability of such disclosure is manifest):

   Section 2.1. Corporate Status. The Company and Travel Industries Inc., a Delaware corporation and wholly-owned subsidiary of the Company (hereinafter referred to as the "Subsidiary"), are each a corporation duly organized, validly existing and in good standing under the laws of Delaware, with full legal and corporate power and authority to conduct business as presently being conducted and as proposed to be conducted by it. The Company and the Subsidiary are each duly authorized to transact business and in good standing under the laws of the State of Delaware and each jurisdiction in which the nature of its business makes such qualification necessary, except where the failure to so qualify would not have a Material Adverse Effect. As used in this Agreement, the capitalized term "Material Adverse Effect" means a material adverse effect on the business, operations, financial condition, assets or properties of the Company or the Subsidiary which may be reasonably expected to result or has resulted in a financial detriment to the Company or the Subsidiary of at least $500,000.

   Section 2.2. Authority of the Company. The Board of Directors of the Company has deemed the Merger to be advisable and in the best interests of the Company's stockholders and the Company has all requisite corporate power and authority to enter into this Agreement and, subject to approval of the Merger by the stockholders of the Company, to consummate the transactions contemplated hereby. The execution and delivery of this Agreement by the Company and the consummation by the Company of the transactions contemplated hereby have been duly authorized by all necessary corporate action on the part of the Company, subject to such approval of the Merger by the stockholders of the Company. This Agreement has been duly executed and delivered by the Company and (assuming the valid authorization, execution and delivery of this Agreement by Galileo and the Merger Sub) constitutes a valid and binding obligation of the Company enforceable against the Company in accordance with its terms. The execution and delivery of the Agreement do not, and the consummation of the transactions contemplated hereby and compliance with the provisions hereof will not, conflict with, or result in any violation of, or default (with or without notice or lapse of time, or both) under, or give rise to a right of termination, cancellation or acceleration of any obligation or to the loss of a material benefit under, or result in the creation of any lien, security interest, charge or encumbrance upon any of the properties or assets of the Company or any of the Subsidiary under, any provision of (i) the certificate of incorporation or by-laws of the Company, (ii) except as set forth in the Schedules hereto, any loan or credit agreement, note, bond, mortgage, indenture, lease or other agreement, instrument, permit, concession, franchise or license applicable to the Company or the Subsidiary or (iii) any judgment, order, decree, statute, law, ordinance, rule or regulation applicable to the Company or any the Subsidiary or any of their respective properties or assets.

   Section 2.3. Capitalization. (a) The Company has the following authorized and outstanding shares of capital stock: 25,000,000 authorized shares of Common Stock, $.001 par value, of the Company, 2,338,611 of which are issued and outstanding; 4,000,000 authorized shares of Series A Preferred Stock, $.001 par value, of the Company, 4,000,000 of which are issued and outstanding; 2,352,941 authorized shares of Series B Preferred Stock, $.001 par value, of the Company, 2,352,941 of which are issued and outstanding; 2,592,550 authorized shares of Series C Preferred Stock, $.001 par value, of the Company, 2,592,550 of which are issued and outstanding; and 2,317,694 authorized shares of Series D Preferred Stock, $.001 par value, of the Company, 2,317,694 of which are issued and outstanding. The Company has no other authorized or outstanding shares of capital stock of any class, series, designation or description.

     (b) The Company owns beneficially and of record all of the issued and outstanding shares of the capital stock of the Subsidiary. The Company agrees that the Subsidiary will not issue or commit to issue any shares of its capital stock after the date of this Agreement without the prior written consent of Galileo.

     (c) All of the issued and outstanding shares of the capital stock of the Company or the Subsidiary are validly issued, fully paid and nonassessable and were not issued in violation of the preemptive rights of any person.

     (d) Except as disclosed in Schedule 2.3 attached hereto or hereby made a part hereof, there are no outstanding, and immediately prior to the Effective Time there will be no outstanding, warrants, options, subscriptions, contracts, preemptive or other rights or other arrangements or commitments obligating the Company or the Subsidiary to issue any additional shares of the capital stock of the Company or the Subsidiary, nor are there any securities, debts, obligations or rights outstanding which are convertible into or exchangeable for shares of the capital stock of the Company or the Subsidiary. The Company has not issued any Options under the Company Stock Plan.

     (e) From and after the date of this Agreement, except for the issuance of shares of the Common Stock of the Company pursuant to the exercise of outstanding and vested Options, neither the Company nor the Subsidiary shall issue or grant any warrants, options, subscriptions, contracts, preemptive or other rights or other arrangements or commitments obligating the Company or the Subsidiary to issue any additional shares of the capital stock of the Company or the Subsidiary, nor any securities, debts, obligations or rights which are convertible into or exchangeable for shares of the capital stock of the Company or the Subsidiary.

     (f) From and after the date of this Agreement, the Company agrees not to amend any provisions of the Company Stock Plan or any of the Options heretofore or granted thereunder.

   Section 2.4. Equity Interests of the Company. Schedule 2.4 attached hereto and hereby made a part hereof contains a description of all equity interests or investments which the Company or the Subsidiary has, directly or indirectly, in any corporation, partnership, limited liability company, joint venture or other entity.

   Section 2.5. Annual Financial Statements Previously Delivered. (a) The Company has furnished to Galileo copies of audited financial statements of the Company and the Subsidiary for the fiscal years ended 1997 and 1998, certified by PriceWaterhouse Coopers LLP, certified public accountants (hereinafter the audited consolidated financial statements of the Company for the year ended December 31, 1998, are referred to as the "1998 Financial Statements").

     (b) Each of the financial statements referred to in paragraph (a) of this Section 2.5 has been prepared in accordance with GAAP, is true, correct and complete in all material respects and fairly presents in all material respects the financial position of the Company and the Subsidiary, as the case may be, as of the date thereof or, as the case may be, the results of operations and cash flows for the periods covered thereby. Each of the balance sheets contained in said financial statements fully sets forth all material liabilities of whatever nature of the Company and the Subsidiary, as the case may be, existing as of the date thereof which, under GAAP, should be set forth therein. Any slow-moving inventory and non-recoverable work-in-process included in said balance sheets were written down appropriately and any redundant or obsolete inventory or materials were wholly written off and the value attributed to the remaining inventory or materials, including raw materials, work-in-process and finished goods, does not exceed the lower of cost or net realizable value as at the respective dates thereof. Under like accounting principles and practices, the statements of profit and loss constituting a part of said financial statements correctly state the consolidated revenues and net earnings or losses of the Company and the Subsidiary for the respective periods covered thereby and include adequate provision for all taxes.

   Section 2.6. Interim Financial Statements. (a) The Company has furnished to Galileo copies of the Company's unaudited consolidated balance sheet as of December 31, 1999 (hereinafter referred to as the "Interim Balance Sheet"), together with a related statement of profit and loss for the period then ended (hereinafter such Interim Balance Sheet and consolidated statement of profit and loss are referred to as the "Interim Financial Statements"). The Company agrees to continue to provide Galileo with additional monthly financial statements of the type specified in the preceding sentence as soon as practicable after they are prepared through the Closing Date (hereinafter referred to as the "Monthly Financial Statements").

     (b) The Interim Financial Statements have been prepared, and the Monthly Financial Statements will be prepared, in accordance with GAAP
(except for the absence of required footnote disclosures and subject to normal year-end adjustments), are, and with respect to the Monthly Financial Statements will be, true, correct and complete in all material respects and fairly present in all material respects the financial position of the Company and the Subsidiary as of the dates thereof or, as the case may be, the results of operations and cash flows for the period covered thereby. The Interim Balance Sheet fully sets forth, and each balance sheet contained in the Monthly Financial Statements will fully set forth, all material liabilities of whatever nature of the Company and the Subsidiary, as the case may be, existing as of the respective dates thereof which, under GAAP, should be set forth therein. Under like accounting principles and practices, the statement of profit and loss constituting a part of said Interim Financial Statements correctly states, and constituting a part of the Monthly Financial Statements will correctly state, the consolidated revenues and net earnings or losses of the Company and Subsidiary for the period covered thereby and include, and with respect to the Monthly Financial Statements will include, adequate provision for all taxes.

   Section 2.7. Operations. Except as disclosed in Schedule 2.7 attached hereto and hereby made a part hereof, since December, 1998, there has not been any Material Adverse Change (as such term is hereinafter defined) and since such date the Company and the Subsidiary have conducted their respective business in the usual, regular and ordinary manner and each shall continue, through and including the Closing Date, to conduct its businesses in such manner, except for the transaction contemplated hereunder, unless prior written approval for any variation therefrom shall have first been obtained from Galileo. For purposes of this Agreement, the capitalized term "Material Adverse Change" means a Material Adverse Change in the business, operations, financial position, assets and properties of the Company or the Subsidiary which may result or has resulted in a financial detriment to the Company or the Subsidiary of at least $500,000. Except as disclosed in the 1998 Financial Statements, or in Schedule 2.7 attached hereto, for the period from January 1, 1999, to and including the Closing Date, the following is and will be true with respect to the Company and the Subsidiary:

            (a) All transactions involving the Company and the Subsidiary have been accurately and fully recorded or otherwise reflected in the Company's and the Subsidiary's books and records;

            (b) No dividend or other distribution of capital, income or retained earnings has been paid or declared on any shares of capital stock of the Company, nor has any distribution otherwise been made to any of the Company's stockholders, in their capacity as stockholders, directly or indirectly, which involves any assets of the Company;

            (c) The Company and the Subsidiary have each followed their past practices with respect to collection of accounts receivable and other amounts owing then;

            (d) Neither the Company nor the Subsidiary has sold, exchanged, conveyed or otherwise disposed of, or made subject to lien, pledge, hypothecation, mortgage or other encumbrance, any of its assets other than inventory assets sold in the ordinary course of its business, the disposition of assets which have become worn out, unserviceable or obsolete and assets sold and replaced with assets of like use and value;

            (e) The Company and the Subsidiary each has paid its debts and liabilities, including taxes, fees, levies and assessments, in the ordinary course as they have matured and has not prepaid any of such debts, liabilities or taxes, in whole or in part;

            (f) Neither the Company nor the Subsidiary has incurred any debt, obligation or liability, other than those incurred in the ordinary course of its business which are not of a material nature or amount and which do not or will not presently, with the passage of time or upon default, subject its assets to any lien, claim, charge, mortgage or other encumbrance, nor has it undertaken to guarantee, in whole or in part, any of the debts, obligations or liabilities of any other party;

            (g) Neither the Company nor the Subsidiary has altered, amended, terminated or discharged any written or oral contract, lease, plan, commitment or agreement to which it is presently a party (except for non-material amendments in the ordinary course of business), nor waived any material right with respect thereto, nor permitted or consented to such alteration, amendment, termination or discharge, nor has it committed a breach or default in any of the provisions thereof except breaches and defaults which in the aggregate will not have a Material Adverse Effect;

            (h) Neither the Company nor the Subsidiary has entered into any written or oral contract except for contracts entered into in the ordinary course of business at the prices and upon the terms consistent with existing market conditions and its past practices and such other contracts that are in the ordinary course of business and do not involve more than $25,000 or extend for more than ninety (90) days (or for more than 90 days if such agreement may be terminated by the Company or the Subsidiary without penalty, payment or material detriment) and do not violate any representation, warranty or covenant of this Agreement;

            (i) The Company and the Subsidiary have each substantially complied with all laws applicable to the conduct of its business;

            (j) The Company and the Subsidiary have each conducted its business only in the usual, regular and ordinary course and in substantially the same manner as theretofore conducted;

            (k) The Company and the Subsidiary have each kept and will keep in full force and effect through the Closing Date (i) all of the fire, casualty, liability and other insurance now in effect covering its assets, properties and business, and (ii) all bonds on employees and other personnel now in effect;

            (l)   The  Company  and the  Subsidiary  shall  each  use its best efforts to (i) preserve its present organization intact, (ii) (without making any commitment on behalf of Galileo or the Merger Sub) keep available the services of its present officers, employees and agents, and (iii) preserve its present relationships with its clients, suppliers, customers and others having business relationships with the Company and the Subsidiary, except for normal personnel changes in the ordinary course of business;

            (m)   There has not occurred any Material Adverse Change; and

            (n) The Company has not taken any action in anticipation of the consummation of the transactions contemplated hereby whose primary motivation is to reduce the value of the Company or the Subsidiary as of the Closing Date to the detriment of Galileo and for the benefit, directly or indirectly, of one or more of the Stockholders of the Company or Subsidiary.

   Section 2.8.  Liabilities  and  Obligations  of the  Company.  Neither  the
Company nor the Subsidiary will have on the Closing Date any liabilities, contracts, commitments or other obligations, direct or indirect, absolute or contingent, determined or undetermined which are not reflected, described or disclosed in (i) the Interim Balance Sheet or (ii) this Agreement or any of the Schedules attached hereto, except for such matters which have been incurred since December 31, 1999, in the ordinary course of business and which are not of a material nature or amount.

   Section 2.9. Title. Except as set forth in Schedule 2.9 attached hereto and hereby made a part hereof, the Company and the Subsidiary each is the owner of good title to all property and assets, tangible and intangible, which it claims or otherwise purports to own (including, without limitation, all of its assets reflected in the Interim Balance Sheet), free and clear of all liabilities, liens, charges, claims, rights, encumbrances and restrictions on transfers, except for liabilities, liens, charges, claims, rights, encumbrance and restrictions on transfers as are not material in amount, or do not materially detract from the use or value of such property and no financing statement covering all or any portion of said property or assets and naming the Company or the Subsidiary as debtor has been filed in any public office, and neither the Company nor the Subsidiary has signed any financing statement or security agreement as debtor or borrower which financing statement or security agreement covers all or any portion of said property or assets.

  Section 2.10. Inventories. Except for any obsolete goods and materials of below standard quality, the items included in the inventory of the Company and the Subsidiary on the date hereof consist, and on the Closing Date will consist, solely of items of standard quality which are suitable and merchantable for filling orders at regular prices in the normal course of business, except for any obsolete materials or materials of below standard quality, the value of which has been written down to realizable market value or for which adequate reserves have been provided on the Interim Balance Sheet.

  Section 2.11. Information and Access. Between the date of this Agreement and the Closing, the Company shall promptly notify Galileo in writing of any events, occurrences or other matters which become known to the Company relating to the Company or the Subsidiary which are reasonably likely to have a Material Adverse Effect. Prior to Closing, Galileo and its agents, attorneys, accountants, employees, contractors and other authorized representatives shall have the right, at any time and from time to time, to examine the assets, properties, books and records of the Company and the Subsidiary and to make such tests, surveys, investigations and other inspections of the property owned, operated, leased or controlled by the Company or the Subsidiary in such manner as Galileo may reasonably deem necessary or desirable. No investigation or examination by Galileo or any of its agents or representatives of such assets, properties, books and records of the Company or the Subsidiary shall affect the representations and warranties of the Company contained in this Agreement.

  Section 2.12. Insurance. (a) The Company and the Subsidiary have in effect such insurance coverage as is described in Schedule 2.12 attached hereto and hereby made a part hereof, which description includes the name of the insurer, the policy number, the name of the insureds, and a summary of the type and amount of coverage and risks insured, and the Company has delivered to Galileo complete and accurate copies of all such insurance policies. Such insurance coverage, as to amounts and types of coverage and risks insured, is adequate for the business of the Company and the Subsidiary as presently conducted. From the date hereof until the Closing the Company agrees to cause the Company and the Subsidiary to maintain such insurance coverage respecting the assets of the Company and the Subsidiary as is necessary to adequately insure said assets against damage or destruction.

     (b) Schedule 2.12 attached hereto and hereby made a part hereof contains a list and description of all claims involving more than $5,000 made by the Company or the Subsidiary against the insurance policies held by the Company or the Subsidiary for the previous three (3) years, including, without limitation, all product liability claims and workers' compensation claims, but excepting therefrom claims made by employees of the Company or the Subsidiary against its health insurance plan carrier, and the Company has delivered to Galileo complete and accurate copies of all insurance policies held by the Company for the previous three (3) years.

  Section 2.13.  Litigation   and   Claims.   (a) Except   as  set   forth  in
Schedule 2.13 attached hereto and hereby made part hereof, there are no suits, claims, litigation, arbitration, demands or proceedings pending, asserted in writing or, to the knowledge of the Company, threatened against or relating to the Company or the Subsidiary, or its business, properties, assets or activities nor to the knowledge of the Company is there in existence any judgment or award against the Company or the Subsidiary related to or affecting its business, properties, assets or activities. To the knowledge of the Company, neither the Company nor the Subsidiary is under investigation for violation of any law or regulation related to or affecting the business, properties, assets or activities of the Company or the Subsidiary.

     (b) Except as set forth in Schedule 2.13, no claims have been asserted and not resolved or withdrawn against the Company or the Subsidiary in respect of defects in quality, delays in delivery, completion of contracts, deficiencies of design, performance of equipment or otherwise relating to liability for products or services supplied or to be supplied by the Company or the Subsidiary and, to the knowledge of the Company, no such claims are threatened or anticipated.

  Section 2.14. Employment Obligations. (a) Schedule 2.14 attached hereto and hereby made a part hereof lists the names, commencement dates of employment and the current salary and other compensation rates of all present employees of the Company and the Subsidiary, together with a listing of all other employment benefits therefor, including, without limitation, personal leave time, accrued vacation, employee loans and the amount of all profit sharing and pension benefits, which have accrued for such persons as of the date hereof, an accurate summary of any pension, profit sharing, bonus, medical benefits, insurance or similar arrangements for the employees of the Company and the Subsidiary, salaried or nonsalaried, including any formal or informal plans, the funding arrangements with regard thereto and all severance pay which would be due each employee if his or her employment were to be terminated as of the Closing Date. Except as and to the extent set forth in Schedulea 2.14 and 2.15 attached hereto or otherwise disclosed herein, there are no agreements, contracts or understandings between the Company and its employees and the Subsidiary and its employees with respect to employment, wages, expenses, allowances, vacations, unpaid leave, hours, working conditions, bonuses, salaries, pensions, profit sharing, medical benefits, insurance benefits, severance pay or otherwise.

     (b) Schedule 2.14A attached hereto and hereby made a part hereof contains a list of the names of all independent contractors who regularly perform services on behalf of the Company or the Subsidiary and to whom the Company or the Subsidiary paid more than $20,000 during the previous twelve
(12) months. The parties listed therein are not, and are not deemed to be, employees of the Company or the Subsidiary for any purpose.

  Section 2.15.  Compliance   with   ERISA.   (a) Except   as  set   forth  in
Schedule 2.15 attached hereto, neither the Company nor the Subsidiary is a party to and does not participate in, sponsor, contribute to or have any obligation to contribute to, or have any liability or contingent liability with respect to:

            (i) Any "employee welfare benefit plan" or "employee pension benefit plan" (as those terms are respectively defined in Sections 3(1) and 3(2) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), including any "multi-employer plan" (as defined in Section 3(37) of ERISA);

           (ii) Any retirement or deferred compensation plan, incentive compensation plan, stock option plan, stock plan, unemployment compensation plan, vacation pay, severance pay, bonus or benefit arrangement, insurance or hospitalization program or any other fringe benefit arrangements (hereinafter referred to collectively as "fringe benefit arrangements") for any employee, director, consultant or agent, whether pursuant to contract, arrangement, custom or informal understanding, which does not constitute an "employee benefit plan" (as defined in Section 3(3) of ERISA); or

          (iii) Any employment agreement not terminable on thirty (30) days or less written notice, without further liability (the items referred to in, Sections 2.15(a)(i), (ii) and (iii) are sometimes individually referred to as an "Employee Plan" and collectively as "Employee Plans").

     (b) A true and correct copy of each Employee Plan and all contracts relating thereto, or to the funding thereof, including, without limitation, all trust agreements, insurance contracts, investment management agreements, subscription and participation agreements and record keeping agreements, each as in effect on the date hereof, have been delivered or will be delivered to Galileo by the Company. In the case of any Employee Plan which is not in written form, Galileo has been provided with an accurate description of such Employee Plan as in effect on the date hereof. A true and correct copy of the most recent annual report, actuarial report, summary plan description (including any summary of material modifications issued since such summary plan description) and Internal Revenue Service determination letter with respect to such Employee Plan, to the extent applicable, and a current schedule of assets (and the fair market value thereof assuming liquidation of any asset which is not readily tradable) held with respect to any such Employee Plan has been or will be supplied to Galileo by the Company, and there have been no material changes, other than in the ordinary course, in the financial condition in the respective plans from that stated in the annual reports and actuarial reports supplied.

     (c)   Except as disclosed on Schedule 2.15, as to each Employee Plan:

            (i) Each Employee Plan materially complies and has been administered in substantial compliance with its terms and all requirements of law and regulation applicable thereto, and neither the Company nor the Subsidiary has received any notice from any governmental agency questioning or challenging such compliance;

           (ii) Each Employee Plan intended to qualify under Sections 401(a) of the Code is so qualified and substantially complies in form and in operation with all applicable requirements of Sections 401(a) and 501(a) of the Code; and no event has occurred which will or could give reasonably be anticipated to rise to disqualification of any such plan under such Sections or to a tax under
      Section 511 of the Code;

          (iii) None of the assets of any Employee Plan are invested in employer securities or employer real property;

           (iv) There have been no "prohibited transactions" (as described in Section 406 of ERISA or Section 4975 of the Code) with respect to any Employee Plan for which no exemption is applicable and neither the Company nor the Subsidiary has otherwise engaged in any prohibited transaction;

            (v) No Employee Plan is, and neither the Company nor the Subsidiary has ever maintained or contributed to (i) a "defined benefit plan" (as defined in Section 3(35) of ERISA), (ii) a "multiemployer plan" within the meaning of Section 3(37) of ERISA, (iii) a "multiple employer plan" within the meaning of Code Section 413 or a "multiple employer welfare arrangement" within the meaning of Section 3(40) of ERISA, or (iv) a "welfare benefit fund" as defined in Section 419(e) of the Code, and neither the Company nor the Subsidiary has any liability under Title IV of ERISA. No Employee Plan provides medical (whether or not insured), with respect to any current or former employee of the Company or the Subsidiary after retirement or other termination of service (other than coverage mandated by applicable law);

           (vi) There have been no acts or omissions by the Company or the Subsidiary which have given rise to or could reasonably be expected to give rise to fines, penalties, taxes or related charges under Sections 502(c), 502(i) or 4071 of ERISA or Chapter 43 of the Code, for which the Company may be liable;

          (vii) No current or former employee of the Company or the Subsidiary will be entitled to any payment, additional benefits or any acceleration of the time of payment or vesting of any benefits under any Employee Plan as a result of the transactions contemplated by this Agreement (either alone or in conjunction with any other event such as a termination of employment) (other than as a result of any Employee Plan terminated by the Company or by the request of Galileo) and no trustee under any "rabbi trust" or similar arrangement in connection with any Employee Plan will be entitled to any payment as a result of the transactions contemplated by this Agreement;

         (viii) There are no actions, suits or claims (other than routine claims for benefits) pending or, to the knowledge of the Company, threatened involving an Employee Plan or the assets of such Employee Plan, and, to the knowledge of the Company, no facts exist which could reasonably be expected to give rise to any such actions, suits or claims (other than routine claims for benefits);

           (ix) Each Employee Plan that is a group health plan (including any plans of current and former affiliates of the Company or the Subsidiary which must be taken into account under Section 4980B of the Code or Section 601 of ERISA) have been operated in material compliance with the group health plan continuation coverage requirements of
      Section 4980B of the Code and Section 601 of ERISA to the extent such requirements are applicable; and

            (x) Actuarially adequate accruals for all obligations, if any, under each Employee Plan are reflected in the consolidated balance sheet of the Company as of December 31, 1998, contained in the 1998 Financial Statements.

  Section 2.16.  Environmental   Matters.   (a) Except   as   set   forth   in
Schedule 2.16 attached hereto, and except as would not result either individually or in the aggregate in a Material Adverse Effect, no Hazardous Materials (as such term is hereinafter defined) have been located in or on any of the real property owned or used by the Company or the Subsidiary
(hereinafter referred to as the "Real Property") in violation of any applicable Environmental Laws (as such term is hereinafter defined) or have been released into the environment, or discharged, emitted, placed or disposed of at, on, or under or by the Real Property, and the Company's operations and the Subsidiary's operations thereon have complied with all applicable Environmental Laws. To the knowledge of the Company, none of the Real Property is a facility at which there has been a release of Hazardous Materials that exceeds or violates any applicable or relevant and appropriate Environmental Laws. To the knowledge of the Company, none of the Real Property is discharging oil or poses a substantial threat of a discharge of oil, within the meaning of the Oil Pollution Act of 1990. The Company has delivered to Galileo or its agents all assessments, studies, sampling results, evaluations and other reports concerning any Hazardous Material, Hazardous Material Activity (as such term is hereinafter defined) or violation of any Environmental Law pertaining to the Company, the Subsidiary or the Real Property, which were commissioned by the Company. To the knowledge of the Company, no underground storage tanks are present at the Real Property. The Company and the Subsidiary have obtained and possess all permits, licenses, registrations, approvals and other authorizations required for the operations or facilities of the Company or respecting the Real Property by any applicable Environmental Law. Except as set forth in
Schedule 2.16, the Company, the Subsidiary and their operations and, to the knowledge of the Company, the Real Property are not now, and have not been in the past, a party to or, to the knowledge of the Company, threatened by any judicial, administrative or regulatory litigation, claim, proceeding or investigation arising from any Hazardous Material Activity or the operation or violation of any applicable Environmental Law. There are no grounds, facts, circumstances or other matters which might provide a basis for any liability or claim against the Company, the Subsidiary or the Real Property arising from any Hazardous Material Activity or the violation of any applicable Environmental Law, except for any liabilities and claims which in the aggregate will not have a Material Adverse Effect.

     (b) The term "Environmental Laws" shall mean any Federal, state, regional, county, local, governmental, public or private statute, law, regulation, ordinance, order, consent decree, judgment, permit, license, code, covenant, deed restriction, common law, or other requirement, pertaining to protection of the environment, health or safety of persons, natural resources, conservation, wildlife, waste management, any Hazardous Material Activity, or pollution (including, without limitation, regulation of releases and disposals to air, land, water and groundwater), and includes, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act, as amended by the Superfund Amendments and Reauthorization Act, Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act and Solid and Hazardous Waste Amendments, Federal Water Pollution Control Act, as amended by the Clean Water Act, Clean Air Act, as amended, Toxic Substances Control Act, Occupational Safety and Health Act, Emergency Planning and Community Right-to-Know Act, National Environmental Policy Act, Safe Drinking Water Act, and any similar or implementing state law, and all amendments, rules, regulations, promulgated thereunder. The term "Hazardous Materials" shall mean any hazardous or toxic chemical, waste, byproduct, pollutant, contaminant, compound, product or substance, including, without limitation, asbestos, polychlorinated biphenyls, petroleum (including crude oil or any fraction thereof), and any material the exposure to, or manufacture, possession, presence, use, generation, storage, transportation, treatment, release, disposal, abatement, cleanup, removal, remediation or handling of which, is prohibited, controlled or regulated by any Environmental Law. The term "Hazardous Material Activity" shall mean any activity, event or occurrence involving a Hazardous Material, including, without limitation, the manufacture, possession, presence, use, generation, storage, transportation, treatment, release, disposal, abatement, cleanup, removal, remediation or handling of any Hazardous Material.

  Section 2.17. Union Relations. Except as disclosed in Schedule 2.17 attached hereto and hereby made a part hereof, no employees of the Company or the Subsidiary are members of a collective bargaining unit of the Company or the Subsidiary and there have not been any, and, to the knowledge of the Company, there are no threatened or, to the knowledge of the Company, contemplated, attempts to organize for collective bargaining purposes any of the employees of the Company or the Subsidiary.

  Section 2.18. Preservation of Business Relationships. The Company will use its best efforts (without making any commitment on behalf of Galileo or the Merger Sub) until the Closing to cause the Company and the Subsidiary to preserve for Galileo and the Surviving Corporation through and after the Closing Date the relationships of the Company and the Subsidiary with its employees, suppliers and customers and others having business relationships with the Company and the Subsidiary.

  Section 2.19.  Tax Matters.

      (a) For the purposes of this Section, "Tax" or "Taxes" refers to any and all federal, state, local and foreign taxes, assessments and other governmental charges, duties, impositions and liabilities relating to taxes, including taxes based upon or measured by gross receipts, income, profits, sales, use and occupation, and value added, ad valorem, transfer, franchise, withholding, payroll, recapture, employment, excise and property taxes, together with all interest, penalties and additions imposed with respect to such amounts and any obligations under any agreements or arrangements with any other person with respect to such amounts and including any liability for taxes of a predecessor entity.

      (b) Tax Returns and Audits. (i) the Company and the Subsidiary have timely filed all federal, state, local and foreign returns, estimates, information statements and reports ("Returns") relating to Taxes required to be filed by the Company and the Subsidiary and have paid all Taxes shown to be due on such Returns.

           (ii) The Company and the Subsidiary as of the Effective Time will have withheld with respect to its employees all federal and state income taxes, FICA, FUTA and other Taxes required to be withheld.

          (iii) Neither Company nor Subsidiary has been delinquent in the payment of any Tax nor is there any Tax deficiency outstanding, proposed or assessed against the Company or the Subsidiary, nor has the Company or the Subsidiary executed any waiver of any statute of limitations on or extending the period for the assessment or collection of any Tax.

           (iv) Except as provided on Schedules 2.19 attached hereto, no audit or other examination of any Return of the Company or the Subsidiary is presently in progress, nor has the Company or the Subsidiary been notified of any request for such an audit or other examination.

            (v) No adjustment relating to any Returns filed by the Company or the Subsidiary has been proposed formally or informally by any Tax authority to the Company or the Subsidiary or any representative thereof and, to the knowledge of Company, no basis exists for any such adjustment which would be material to the Company.

           (vi) Neither the Company nor the Subsidiary has any liability for unpaid Taxes which has not been accrued for or reserved on the Interim Balance Sheet, whether asserted or unasserted, contingent or otherwise, which is material to the Company.

          (vii) None of the Company's assets are treated as "tax-exempt use property" within the meaning of Section 168(h) of the Code.

         (viii) There is no contract, agreement, plan or arrangement, including but not limited to the provisions of this Agreement, covering any employee or former employee of the Company or the Subsidiary that, individually or collectively, could give rise to the payment of any amount that would not be deductible pursuant to Sections 280G, 404 or 162 of the Code.

           (ix) Neither the Company nor the Subsidiary has filed any consent agreement under Section 341(f) of the Code or agreed to have
      Section  341(f)(2) of the Code apply to any  disposition of a subsection
      (f) asset (as defined in Section 341(f)(4) of the Code) owned by Company.

            (x) the Company is not, and has not been at any time, a "United States real property holding corporation" within the meaning of Section 897(c)(2) of the Code.

           (xi) No power of attorney that is currently in force has been granted with respect to any matter relating to Taxes payable by the Company or the Subsidiary.

          (xii) As of the Closing Date, neither the Company nor the Subsidiary will be affected by or have any obligations under any tax-sharing or allocation agreement or arrangement.

  Section 2.20. Material Agreements. (a) Schedule 2.20 attached hereto and hereby made a part hereof accurately describes all leases and licenses with respect to any property, real or personal (whether as landlord, tenant, licensor or licensee), contracts, guarantees, mortgages, indentures, agreements, understandings or other commitments, whether oral or written, of the Company or the Subsidiary or to which the Company or the Subsidiary is a party or by which the Company or the Subsidiary is bound, other than
(x) purchase orders, invoices and/or statements in the ordinary course of business and involving less than $100,000 and (y) those leases, contracts, guarantees, mortgages, indentures, agreements, understandings and commitments individually involving less than $50,000. The Company has delivered to
Galileo  complete  and  accurate  copies  of  all  documents  referred  to  in
Schedule 2.20 attached hereto, each of which is in effect and valid and enforceable in accordance with its terms (hereinafter referred to collectively as the "Material Agreements"). Neither the Company nor the Subsidiary has given a power of attorney to any person or entity for any purpose.

     (b) Between the date hereof and the Closing Date, the Company will not, without the prior written consent of Galileo, which shall not be unreasonably withheld, enter into, amend or terminate any contract, guarantee, mortgage, indenture, agreement or other instrument of any of the types referred to in paragraph (a) of this Section 2.20, other than purchase and sale agreements respecting the Company's or the Subsidiary's products entered into in the ordinary course of business.

     (c) Except as disclosed in Schedule 2.20, neither the execution of this Agreement by the Company nor the consummation of the purchase of Company Stock by Galileo from the Company will modify, amend or terminate any of the rights or obligations of any of the parties under any of the Material Agreements or require the consent of any party thereto to remain enforceable by the Company or the Subsidiary.

     (d) Except as disclosed in Schedule 2.20, to the knowledge of the Company after due inquiry, none of the Material Agreements has or will have a Material Adverse Effect on the profitability of the Company or the Subsidiary, or on the use and operation of the assets of the Company or the Subsidiary, and all Material Agreements have been entered into upon terms in accordance with customary trade practices of the Company or the Subsidiary.

  Section 2.21. No Default under Agreements. Each of the Material Agreements is, and on the Closing Date will be, in full force and effect and is, and on the Closing Date will be, enforceable in all material respects against the Company, the Subsidiary and the other parties thereto, in accordance with its terms, except as limited by liquidation, bankruptcy, insolvency, reorganization or similar laws or except to the extent that any of the Material Agreements shall have expired or terminated pursuant to their terms other than as a result of a default or breach thereunder by the Company or the Subsidiary. No default exists under the terms of, and no event has occurred which, with the lapse of time, the giving of notice or both, would constitute an event of default under, any of the Material Agreements, except for such minor defaults which either alone or in the aggregate would not cause the loss of any material benefit thereunder. Except as described in any of the Schedules attached hereto, neither the Company nor the Subsidiary is a party to or bound by any purchase commitments, agreements or understandings of any kind, whether oral or written, relating to the business of the Company, the Subsidiary or the Company Stock, except for agreements not required to be listed in Schedule 2.20 hereof, and executory sales and purchase commitments and contracts relating to the sale of products or services of the Company or the Subsidiary and the purchase of material and supplies used by the Company or the Subsidiary entered into in the ordinary course of business and not in violation of any representation, covenant or warranty of the Company herein contained.

  Section 2.22. Compliance with Laws. The Company and the Subsidiary and their respective services, practices, billings, employee benefits, properties, equipment, machinery, buildings used and operations are in compliance in all materials respects with all applicable Federal, state and local laws, statutes, ordinances, codes, regulations, rules, orders, restrictions and requirements, governmental, administrative, judicial and otherwise, including, without limitation, Environmental Laws and those relating to wages, prices, equal opportunity, disabilities, environmental protection, safety, health, medical care, building and zoning, and to the knowledge and belief of the Company, no changes in any such laws, statutes, ordinances, codes, regulations, rules, orders, restrictions or requirements have been proposed or are in process with which Galileo, the Company or the Subsidiary could not comply without any Material Adverse Effect. All offers and issuances of securities by the Company, including the granting of stock options, have been made in compliance with all applicable Federal and state securities laws.

  Section 2.23.  Licenses,   Permits  and   Approvals.   Attached   hereto  as
Schedule 2.23 and hereby made a part hereof is a list and description of all licenses, permits, authorizations and approvals required by any Federal,
state  or  local  government's   administrative  or  judicial  authorities  in
connection with the operation of the business of the Company or the Subsidiary as presently being conducted, all of which are in full force and effect. The Company and the Subsidiary shall use its best efforts to assist Galileo in obtaining the licenses, permits, authorization and approvals necessary or appropriate for the operation of the business of the Company and the Subsidiary on and after the Closing Date by Galileo.

  Section 2.24. Accounts Receivable. Not less than ninety-seven percent (97%) of the gross amounts of the accounts receivable of the Company and the Subsidiary which will exist on the Closing Date will represent valid obligations to the Company or the Subsidiary fully collectible within 120 days after the Closing Date and shall not be subject to any setoff or counterclaim.

  Section 2.25.  Intellectual   Property.   (a) Except   as   set   forth   on
Schedule 2.25 attached hereto and hereby made a part hereof, the Company or the Subsidiary, as the case may be, owns, or is licensed, or otherwise possesses legally enforceable rights, or can obtain such rights without paying more than $5,000, to use, sell or license, as applicable, all of the following items which are used in the conduct of the business of the Company and the Subsidiary (hereinafter referred to as the "Intellectual Property"), excluding in each case Commercial Software (as defined below): (i) patents, designs, utility models and applications therefor, patent disclosures and inventions, (ii) trademarks, service marks, logos, trade dress, trade names, Internet domain names and the Company's corporate name and registrations and applications for registration thereof, including the common law rights and goodwill associated therewith, (iii) rights associated with works of authorship including copyrights and registrations and applications for registration thereof, (iv) mask works and registrations and applications for registration thereof, (v) computer software, data and documentation (in both source code and object code form), (vi) trade secrets and other confidential and proprietary information including, but not limited to, inventions (whether patentable or unpatentable), know-how and copyrightable works,
(vii) other   confidential  and  proprietary   intellectual  property  rights,
(viii) copies and tangible embodiments of all of the foregoing (in whatever form or medium), (ix) all renewals, extensions, revivals and resuscitations thereof and any other patents claiming priority from any of the foregoing and
(x) any rights analogous to those set forth in this Section 2.25 and any other proprietary rights relating to intangible property. Except as disclosed on Schedule 2.25, the Company or the Subsidiary has licenses for all Commercial Software used in its business and the Company or the Subsidiary and neither the Company nor the Subsidiary has any obligation to pay fees, royalties and other amounts at any time pursuant to any such license. "Commercial Software" means packaged commercially available software programs generally available to the trade which have been licensed to the Company or the Subsidiary pursuant to end-user licenses and which are used in the business of the Company or the Subsidiary.

     (b) Schedule 2.25 sets forth a complete list of all (i) material licenses, sublicenses and other agreements as to which the Company or the Subsidiary is a party (as licensor, licensee or otherwise) pursuant to which the Company, the Subsidiary or any third party is authorized to use, sell, distribute or license any Intellectual Property, except for the sale or license of products or services to customers of the Company or the Subsidiary in the ordinary course of business or with respect to Commercial Software and
(ii) licenses, sublicenses or other agreements with resellers and distributors that grant non-exclusive rights to use or modify and resell or sublicense object code. Neither the Company nor the Subsidiary is in
material   violation   of  any  such   license,   sublicense   or   agreement.
Schedule 2.25 lists all written licenses, sublicenses and other agreements as to which the Company or the Subsidiary is a party and pursuant to which the Company or the Subsidiary is authorized to use any patents, patent rights, trademarks, service marks, logos, trade secrets, copyrights or software of third parties which are incorporated in any existing product or service of the Company or the Subsidiary.

     (c) Except as disclosed on Schedule 2.25, no claims with respect to the Intellectual Property are pending or, to the knowledge of the Company or the Subsidiary, threatened by any third party (i) alleging that the manufacture, sale, licensing or use of any Intellectual Property as now manufactured, sold, licensed or used by the Company, the Subsidiary or any third party infringes on any intellectual property rights of any third party,
(ii) against  the use by the  Company  or the  Subsidiary  of any  technology, know-how or computer software used in the business of the Company or the Subsidiary as currently conducted or (iii) challenging the validity, enforceability or effectiveness of any such Intellectual Property or the ownership thereof by the Company or the Subsidiary.

     (d) Except as disclosed on Schedule 2.25, the Company has not entered into any agreement under which the Company or the Subsidiary is restricted
(i) from selling, licensing or otherwise distributing any products or services to any class or type of customers or through any type of channel in any geographic area or during any period of time, or (ii) from combining, incorporating, embedding or bundling or allowing others to combine, incorporate, embed or bundle any of its products or services with those of a third party.

     (e) The Company and the Subsidiary have taken reasonable security measures to safeguard and maintain trade secrets owned by the Company and the Subsidiary, as the case may be. There is no claim pending or, to the knowledge of the Company or the Subsidiary, threatened against the Company or the Subsidiary with respect to any alleged infringement of any intellectual property rights owned or alleged to be owned by a third party and no person or entity is infringing on the Intellectual Property. All officers and employees of the Company and the Subsidiary who have access to proprietary information have executed and delivered to the Company or the Subsidiary, as the case may be, an agreement regarding the protection of proprietary information, and the assignment to or ownership by the Company or the Subsidiary, as the case may be, of all Intellectual Property arising from the services performed for the Company or the Subsidiary, as the case may be, by such persons. No current or prior officers or employees of the Company or the Subsidiary claim any ownership interest in any Intellectual Property, the Company or the Subsidiary, as the case may be. Neither the Company nor the Subsidiary has received notice in the past three years that any consultant to the Company or the Subsidiary has claimed an interest in any Intellectual Property as a result of having been involved in the development of such Intellectual Property while consulting to the Company or the Subsidiary.

     (f) Except as disclosed on Schedule 2.25, (i) the occurrence in or use by any computer software included in the Intellectual Property, of dates on or after January 1, 2000 (the "Millennial Dates"), will not materially and adversely affect the performance of such software with respect to date dependent data, computations, output or other functions (including, without limitation, calculating, computing and sequencing) (collectively, the "Date Dependent Functions") and such software is reasonably expected to create, sort and generate output data related to or including Millennial Dates without any material errors or omissions and there is no claim pending or, to the knowledge of the Company, threatened against the Company or the Subsidiary with respect to any alleged adverse effect of the Millennial Dates on the performance of any computer software included in the Intellectual Property with respect to the Date Dependent Functions or the inability of any computer software included in the Intellectual Property to create, sort and generate output data related to or including Millennial Dates without any material errors or omissions and (ii) computer software included in the Intellectual Property does not contain any "back door," "time bomb," "Trojan horse," "worm," "drop dead device," "virus" (as these terms are commonly used in the computer software industry), or other software features designed to permit unauthorized access, to disable or erase software or data, or to perform any other similar type of detrimental functions.

     (g) No government funding or university or college facilities were used in the development of the Intellectual Property.

     (h)   The  Company  or the  Subsidiary,  as the  case  may  be,  has  the
exclusive  right  to  file,   procure  and  maintain  all   applications   and
registrations with respect to the Intellectual Property owned thereby.

     (i) All patents and registered trademarks, trade names and copyrights held by the Company or the Subsidiary are valid and subsisting and the Company or the Subsidiary has properly marked, or caused to be marked, all products and services sold or otherwise distributed or rendered with all required or appropriate notices.

     (j)   The  Company or the  Subsidiary,  as the case may be, has taken all
commercially   reasonable   action  to  maintain  and  protect  each  item  of
Intellectual Property owned or used by the Company or the Subsidiary.

     (k) No patent, statute, rule, regulation, code or standard is pending or, to the knowledge of the Company or the Subsidiary, proposed, that could have or has had a Material Adverse Effect on the validity, enforceability, ownership of or right to use, sell, license or dispose of any Intellectual Property.

     (l)   None  of  the  material   trade  secrets  of  the  Company  or  the
Subsidiary has been disclosed to any person unless such disclosure was necessary and was made pursuant to a confidentiality agreement.

  Section 2.26. Bank Accounts. Schedule 2.26 attached hereto and hereby made a part hereof sets forth a complete list of the names and addresses of each bank, savings and loan association, securities firm or other financial institution in which the Company or the Subsidiary has any savings, checking, securities, investment or other accounts or maintains a safety deposit box, the names or other identification of each such account, the account balances as of the date hereof, and the names or other identification of each person who has authority to draw on such account or who has access to such safety deposit boxes.

  Section 2.27. Real Property Matters. Except as disclosed in Schedule 2.27 attached hereto and hereby made a part hereof, (i) there are no material defects in any of the buildings or any fixtures or other improvements located upon any of the real property owned, leased or used by the Company or by the Subsidiary (herein referred to as the "Real Property"), whether above, at or below grade, including, without limitation, any material leakage or seepage in or from roofs, walls or foundations; (ii) all buildings and improvements located on the Real Property are free of termite or other material insect infestation; (iii) all gas, electric, water and other utility lines, sewers, and curbs which are required in connection with the use of the Real Property have been installed; (iv) none of the Real Property is located in a flood plain and none of the improvements located on the Real Property has been flooded in whole or in substantial part within the past three (3) years;
(v) all water, sewer, plumbing, heating, cooling, air conditioning, sprinkling, gas, cooking, refrigerating, waste treatment or disposal, communications and electrical systems and other facilities of whatever nature located on the Real Property are in normal working order and condition, ordinary wear and tear excepted, and of a capacity adequate for the Surviving Corporation's continued use thereof after the Effective Time; and (vi) all buildings and improvements located upon the Real Property, including, without limitation, any septic tank, field or drain tiles servicing any building located on the Real Property, and all lagoons, water retention and detention areas, spray fields and landfills, are in compliance in all material respects with all Federal, state and local building, zoning, health, safety and other laws, codes, regulations, ordinances and restrictions applicable thereto, and there are no written allegations, notices, suits or judgments relating to violations by the Real Property or any other buildings or improvements located thereon of any Federal, state and local building, zoning, health or safety violations which have not been corrected. No insurer within the past three (3) years has refused to insure any of the Real Property or conditioned the insuring thereof on the completion of any work which has not yet been completed. Easements exist sufficient to connect all gas, electric, water and other utility lines, sewers, communications and electrical systems and all other facilities located on the fee portion of the Real Property to existing lines on a public way over any land other than the Real Property on which such lines are located. There are no pending, or threatened in the form of written notice to the Company or the Subsidiary, condemnation actions affecting any of the Real Property.

  Section 2.28. Assets and Properties. Schedule 2.28 attached hereto and hereby made a part hereof lists all of the material machinery, equipment, vehicles, furniture and other tangible personal property owned, leased or used by the Company and the Subsidiary in connection with its business. Except as specifically disclosed in said Schedule 2.28, all of such listed
machinery,   equipment,   vehicles,  furniture  and  other  tangible  personal
property owned, leased or used by the Company and the Subsidiary are in normal working order and condition, ordinary wear and tear excepted. From the date hereof until the Closing Date, the Company and the Subsidiary agree that such assets shall only be used in the ordinary course of business and shall be subject only to ordinary wear and tear.

  Section 2.29. Disclosure. Neither any representation or warranty made herein by the Company nor any written statement, certificate or schedule given or to be given to Galileo pursuant to this Agreement, contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact necessary to make the statements contained herein or therein under the circumstances under which they were made not misleading. The Company has made, and will make in good faith prior to the Closing Date, full disclosure in writing of all material facts known to the Company with respect to the Company and the Subsidiary and their assets, liabilities and business which a prudent purchaser of the Company Stock would deem relevant.

  Section 2.30. Updating of Schedules. There has been no Material Adverse Change in any of the matters reflected in any Schedule delivered pursuant to this Agreement from the respective date thereof to and including the date of this Agreement. The Schedules which have been delivered by the Company to Galileo prior to the execution of this Agreement have been prepared by the Company and will be updated by the Company, as the case may be, to include such information as of such date, with any and all changes specifically marked, so that all such Schedules are true, accurate and complete in all material respects, both as of the date hereof and as of the Closing Date.

  Section 2.31. Location of Assets. Except as disclosed in Schedule 2.31, all of the material, tangible assets and property of the Company are located at the Company's facility in Englewood, Colorado, and all of the material, tangible assets and property of the Subsidiary are located at the Subsidiary's facility in Louisville, Colorado, and, except as disclosed in
Schedule 2.31, all of the assets and property located at the Company's facility in Englewood, Colorado, and the Subsidiary's facility in Louisville, Colorado, as of the date hereof (exclusive of the personal property and effects of the employees of the Company and the Subsidiary and which are not used or useful in the business of the Company or Subsidiary) and as of the Closing Date are and will be owned by the Company and neither the
Stockholders of the Company or Subsidiary nor any third party has any interest whatsoever therein or thereto.

  Section 2.32.  Proxy  Statement.  The Proxy Statement (as defined in Section
7.4 hereof) will, at the time it is mailed to the stockholders of the Company and at the time of the Meeting (as defined in Section 7.4) to be held in connection with this Agreement will not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading (except that no representation or warranty is made with respect to the information contained therein with respect to Galileo).


                                  Article 3


         Representations and Warranties of Galileo and the Merger Sub

      As an inducement to the Company to enter into and perform this Agreement, Galileo and the Merger Sub covenants, represents and warrants to, and agrees with, the Company as follows:

   Section 3.1. Corporate Status of Galileo. Galileo and the Merger Sub are corporations duly organized, validly existing and in good standing under the laws of Delaware, with full corporate power and authority to own, lease and operate their respective properties and to carry on the business as now being conducted.

   Section 3.2. Authority. Galileo and the Merger Sub have full legal capacity, power and authority to enter into and perform this Agreement.

   Section 3.3. Authority of Galileo and Merger Sub. The execution and delivery of this Agreement by Galileo and the Merger Sub and the consummation of the transactions contemplated hereby have been or will be duly authorized by all necessary corporate action on the part of Galileo and the Merger Sub. This Agreement has been duly executed and delivered by Galileo and the Merger Sub and (assuming the valid authorization, execution and delivery of this Agreement by the Company) constitutes a valid and binding obligation of Galileo and the Merger Sub enforceable against each of them in accordance with its terms.

   Section 3.4. Capital Structure. (a) The authorized stock of Galileo consists of 250,000,000 shares of Common Stock, of which 89,999,435 shares were issued and outstanding as of December 31, 1999, 25,000,000 shares of Preferred Stock, none of which is issued or outstanding, and 3 shares of special voting preferred stock, of which 3 shares are issued and outstanding. All such shares have been duly authorized, and all such issued and outstanding shares have been validly issued, are fully paid and nonassessable and are free of any liens or encumbrances other than any liens or encumbrances created by or imposed upon the holders thereof.

     (b) The shares of Galileo Common Stock to be issued pursuant to the Merger will be duly authorized, validly issued, fully paid, non-assessable.

   Section 3.5. SEC Documents; Galileo Financial Statements. Galileo has furnished or made available to the Company true and complete copies of all reports or registration statements filed by it with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934 (the "Exchange Act") for all periods subsequent to January 1, 1999, all in the form so filed (all of the foregoing being collectively referred to as the "SEC Documents"). As of their respective filing dates, the SEC Documents complied in all material respects with the requirements of the Exchange Act, and none of the SEC Documents contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances in which they were made, not misleading, except to the extent corrected by a subsequently filed document with the SEC. The financial statements of Galileo, including the notes thereto, included in the SEC Documents (the
"Galileo Financial Statements") comply as to form in all material respects with applicable accounting requirements and with the published rules and regulations of the SEC with respect thereto, have been prepared in accordance with generally accepted accounting principles consistently applied (except as may be indicated in the notes thereto) and present fairly the consolidated financial position of Galileo at the dates thereof and of its operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal audit adjustments). There has been no change in Galileo accounting policies except as described in the notes to the Galileo Financial Statements.

   Section 3.6. No Material Adverse Change. Since the date of the balance sheet included in the Galileo's most recently filed report on Form 10-Q or Form 10-K, Galileo has conducted its business in the ordinary course and there has not occurred: (a) any material adverse change in the financial condition, liabilities, assets or business of Galileo; (b) any amendment or change in the Certificate of Incorporation or Bylaws of Galileo; or (c) any damage to, destruction or loss of any assets of Galileo, (whether or not covered by insurance) that materially and adversely affects the financial condition or business of Galileo.

   Section 3.7. Litigation. There is no action, suit, proceeding, claim, arbitration or investigation pending, or as to which Galileo has received any notice of assertion against Galileo which in any manner challenges or seeks to prevent, enjoin, alter or materially delay any of the transactions contemplated by this Agreement.


                                  Article 4


      Conditions Precedent to Obligations of Galileo and the Merger Sub

      The obligations of Galileo and the Merger Sub under this Agreement are, at Galileo's option, subject to the fulfillment at or prior to the Closing of each of the following conditions, upon the nonfulfillment of any of which, at Galileo's option, this Agreement may be terminated with the effect set forth in Section 8.2 hereof:

   Section 4.1. Accuracy of Representations, Warranties and Covenants. The representations and warranties of the Company set forth in Article 2 hereof shall be true and accurate in all material respects as of the date when made and as of the Closing Date, except to the extent necessary to reflect the consummation of the transactions provided for herein. The Company shall have duly performed and complied in all material respects with all agreements, covenants and conditions required by this Agreement to be performed or complied with by it prior to or on the Closing Date. The Company shall have delivered to Galileo a certificate executed by an executive officer dated the day of the Closing Date and signed by the Company to the effect set forth in this Section 4.1.

   Section 4.2. HSR Act. Any applicable waiting period under the HSR Act, including any extensions thereof, shall have elapsed or have been terminated and neither the Federal Trade Commission nor the U.S. Department of Justice shall have taken any action to prevent or delay, or threatened to take any action which may reasonably be expected to prevent or delay consummation of the transactions contemplated under this Agreement; and no governmental inquiry shall have been received that, in the reasonable opinion of Galileo, might be expected to lead to an action or proceeding to restrain or otherwise challenge the transactions contemplated herein and therein.

   Section 4.3. Licenses, Permits, Approvals, Etc. Galileo shall have obtained, without significant burden or expense and in form and substance reasonably satisfactory to Galileo and its legal counsel, all material governmental, administrative and other licenses, permits, approvals, consents and authorizations, which, in the reasonable opinion of Galileo, are required or desirable in connection with the operation of the Surviving Corporation and the Subsidiary after the Effective Time.

   Section 4.4.  Employment    Agreements.    The   individuals    listed   in
Schedule 4.4 attached hereto and hereby made a part hereof shall have executed with and delivered employment agreements to the Surviving
Corporation in form and substance satisfactory to Galileo (hereinafter referred to individually as an "Employment Agreement" and collectively as the "Employment Agreements").

   Section 4.5. Approval of Legal Matters by Counsel. There shall have been furnished to counsel for Galileo certified copies of such corporate records of the Company and the Subsidiary and copies of such other documents as such counsel may reasonably have requested.

   Section 4.6. No Adverse Proceedings. There shall be no action, suit, proceeding or claim instituted or threatened by a third party relating to the transactions contemplated hereby.

   Section 4.7. Receipt of Closing Documents. Galileo shall have received all of the closing documents referred to in Article 6 hereof.

   Section 4.8. Approval of Updated Schedules. All Schedules required to be provided to Galileo pursuant to Article 2 hereof shall have been updated to the Closing Date by the Company and delivered to Galileo and any new material information contained in said updated Schedules shall be satisfactory to Galileo in its sole discretion and in all respects.

   Section 4.9. Third Party Consents. All consents of third parties reasonably determined by Galileo to be necessary or desirable, including without limitation with respect to those contracts listed in Schedule 4.9 attached hereto, shall have been obtained in form and substance reasonably acceptable to Galileo, including, without limitation, any lessor consents or any consents of third parties to Material Contracts which have "change of control" or "non-assignment" provisions.

  Section 4.10. Company Stockholder Approval. This Agreement and the Merger shall have been duly approved and adopted by the requisite vote of the stockholders of the Company under applicable law.

  Section 4.11. Tax Opinion. Galileo shall have received the opinion of Chapman and Cutler based upon receipt of customary representations, and substantially to the effect that the Merger will constitute a reorganization under Section 368 of the Code. Galileo and the Merger Sub agree to make such reasonable representations as requested by tax counsel in connection with such opinion and the opinion referred to in Section 5.6 hereof. Such opinion shall have been delivered and shall not have been withdrawn or modified in any material respects.

  Section 4.12. Dissenting Company Stock. The aggregate number of shares of Dissenting Company Stock shall not exceed 10% of the Company Stock outstanding immediately prior to the Effective Time. The Company shall have delivered to Galileo a certificate dated the Closing Date and signed by an authorized officer of the Company to the effect set forth in the first sentence of this Section.

  Section 4.13. Exemption. Galileo shall determine, in its sole discretion, that the issuance of Galileo Common Stock to all of the holders of the Company Stock pursuant to this Agreement and the Merger shall be exempt from the registration provisions of the Securities Act and applicable state securities law; provided, however, that Galileo will reasonably cooperate with the Company to seek to find a private placement exemption under the Securities Act and applicable state securities law in connection with its issuance of the Galileo Common Stock.


                                  Article 5


              Conditions Precedent to Obligations of the Company

      The obligations of the Company under this Agreement are subject to the fulfillment at or prior to the Closing of each of the following conditions, upon the nonfulfillment of any of which, at its option, this Agreement may be terminated with the effect set forth in Section 8.2 hereof:

   Section 5.1. Accuracy of Representations, Warranties and Covenants. The representations and warranties of Galileo set forth in Article 3 hereof shall be true and correct in all material respects as of the date when made and as of the Closing Date, except to the extent necessary to reflect the consummation of the transactions provided for herein and except as otherwise specifically permitted hereby. Galileo shall have duly performed and complied in all material respects with all agreements, covenants and conditions required by this Agreement to be performed or complied with by it prior to or on the Closing Date. Galileo shall have delivered to the Company a certificate executed by an executive officer dated the day of the Closing Date and signed by Galileo to the effect set forth in this Section 5.1.

   Section 5.2. HSR Act. Any applicable waiting period under the HSR Act, including any extensions thereof, shall have elapsed or have been terminated and neither the Federal Trade Commission nor the U.S. Department of Justice shall have taken any action to prevent or delay, or threatened to take any action which may reasonably be expected to prevent or delay consummation of the transactions contemplated under this Agreement; and no governmental inquiry shall have been received that, in the reasonable opinion of the Company, might be expected to lead to an action or proceeding to restrain or otherwise challenge the transactions contemplated herein and therein.

   Section 5.3.  Receipt  of  Closing   Documents.   The  Company  shall  have
received all of the closing documents referred to in Article 6 hereof.

   Section 5.4. Approval of Legal Matters by Counsel. There shall have been furnished to counsel for the Company certified copies of such corporate records of Galileo and the Merger Sub and copies of such other documents as such counsel may reasonably have requested.

   Section 5.5. Company Stockholder Approval. This Agreement and the Merger shall have been duly approved and adopted by the requisite vote of the stockholders of the Company under applicable law.

   Section 5.6. Tax Opinion. The Company shall have received the opinion of Wilson Sonsini Goodrich & Rosati, based upon receipt of customary representations, and substantially to the effect that the Merger will constitute a reorganization under Section 368(a) of the Code. The Company agrees to make such reasonable representations as requested by tax counsel in connection with such opinion and the opinion referred to in Section 4.11 hereof. Such opinion shall have been delivered and shall not have been withdrawn or modified in any material respect.


                                  Article 6


                                   Closing

   Section 6.1. Date, Time and Place of Closing. The closing in respect of the Merger (herein referred to as the "Closing") shall be held at the offices of Chapman and Cutler, 111 West Monroe, Chicago, Illinois at 9:00 A.M., Chicago time, on the second business day following the satisfaction of the conditions set forth in Articles 4 and 5 hereof (other than those conditions specified in Sections 4.7, 4.8 or 5.3 thereof which by their nature are to first be satisfied on the Closing Date), but such date shall not be less than 20 days from the date of this Agreement, or such other date mutually agreed to by the parties (herein referred to as the "Closing Date"), which date (unless otherwise mutually agreed by the parties) shall be the day of the Effective Time.

   Section 6.2. Documents to Be Delivered by the Company to Galileo. The Company agrees to deliver to Galileo on the Closing Date the following:

            (a) Certificates. The Certificates required to be delivered pursuant to Sections 4.1 and 4.12 hereof.

            (b) Certificate of Merger. The Certificate of Merger duly executed by an authorized officer of the Company.

            (c) Charter Documents. The Certificate of Incorporation and all amendments thereto of the Company and the Subsidiary certified by the Secretary of the State of Delaware as of a date not more than ten
      (10) days prior to the Closing Date.

            (d) Good Standing Certificates. Certificates of good standing for the Company and the Subsidiary issued by the Secretary of the State of Delaware as of a date not more than ten (10) days prior to the Closing Date.

            (e) Certificates of Secretarial Officer. Certificates of the Secretary or an Assistant Secretary of the Company and the Subsidiary dated the Closing Date with respect to (i) the bylaws of the Company,
      (ii) the bylaws of the Subsidiary, (iii) the incumbency of the officers of the Company and the Subsidiary and (iv) resolutions of the Board of Directors of the Company authorizing and approving the Merger and this Agreement and the execution, delivery and performance of any documents referred to in this Agreement to which the Company is to be a party.

            (f) Resignations. Written resignations of those officers and directors of the Company and the Subsidiary specified by Galileo with an acknowledgment that such persons do not have any claims for further compensation from the Company or the Subsidiary.

            (g) Legal Opinion. Galileo shall have received a legal opinion from counsel to the Company in form and substance reasonably satisfactory to Galileo and its counsel covering the matter set forth in Exhibit D hereto.

            (h) Employment Agreements. The Employment Agreements executed by the persons listed on Schedule 4.4 in form and substance reasonably satisfactory to Galileo and its counsel.

            (i) Escrow Agreement. The Escrow Agreement executed by the Company and the Escrow Agent attached hereto.

            (j) Disclaimer of Interest Letter. A written agreement from those officers, directors and employees of the Company specified by Galileo that they have no interest or claim whatsoever in or to any programs, software, formulas, patents, copyrights, inventions or other tangible or intangible property owned or used by the Company or the Subsidiary in connection with their respective businesses, assigning any ownership interests therein to the Company and the Surviving Company, and agreeing not to appropriate or use any such property, directly or indirectly, for their own benefit.

            (k) Representation letters of each holder of Company Stock substantially in the form attached hereto as Exhibit C.

            (l) Such other documents as may reasonably be requested by Galileo or its counsel to evidence compliance with any federal or state tax withholding or securities laws.

   Section 6.3. Items to Be Delivered by Galileo. Galileo agrees to deliver on the Closing Date the following:

            (a) Cash Portion of Purchase Price. Wire transfer to the Paying Agent of the cash portion of the Merger Consideration pursuant to Section 1.2(a)(i) hereof.

            (b) Galileo Common Stock. Delivery to the Paying Agent of stock certificates for the Galileo Common Stock.

            (c)   Escrow Agreement.  The Escrow Agreement executed by Galileo.

            (d) Escrow Deposit. Wire transfer to the Escrow Agent of the $20,000,000 escrow deposit pursuant to Section 1.3 hereof.

            (e) Certificate of Merger. The Certificate of Merger duly executed by an authorized officer of the Merger Sub.

            (f) Legal Opinion. A legal opinion from counsel to Galileo in form and substance reasonably satisfactory to the Company and its counsel covering the matters set forth in Exhibit E hereto.

            (g) Certificate. Certificate of Galileo, dated the Closing Date, certifying that the conditions precedent set forth in Section 5.1 hereof have been fulfilled.


                                  Article 7


                              Further Agreements

   Section 7.1. Commissions and Expenses of Sale. In the event that the Merger is not consummated, each party to this Agreement shall bear its own legal, accounting and other related expenses in connection with the transactions provided for herein. The Company represents and warrants to Galileo that, except for J.P. Morgan & Company, Inc., no broker, finder, agent or similar intermediary (a "Broker") has acted on behalf of any of the
Company or its stockholders in connection with this Agreement or the transactions contemplated thereby, and that, except for a fee payable to J.P.Morgan & Company, Inc. (the "Company's Fee"), there are no brokerage commissions, finder's fees or similar fees or commissions payable in connection therewith based on any agreement, arrangement or understanding with the Company or its stockholders, or any action taken by the Company or its stockholders. The Company agrees to pay the Company's Fee and to indemnify and hold harmless Galileo and the Merger Sub from any claim or demand for commission or other compensation by any Broker claiming to have been employed by or on behalf of the Company or its stockholders, and to bear the cost of legal expenses incurred in defending against any such claim. Galileo represents and warrants to the Company that, except for Lehman Brothers Inc., no Broker has acted on behalf of Galileo in connection with this Agreement or the transactions contemplated thereby and that, except for a fee payable to Lehman Brothers Inc., there are no brokerage commissions, finders' fees or similar fees or commissions payable in connection therewith based on any agreement, arrangement or understanding with Galileo, or any action taken by Galileo. Galileo agrees to indemnify and hold harmless the Company from any claim or demand for commission or other compensation by any broker claiming to have been employed by or on behalf of Galileo, and to bear the cost of legal expenses incurred in defending against any such claim.

   Section 7.2. Other Acquisition Proposals. From and after the date hereof and until the Closing or the date this Agreement is terminated, the Company shall not, directly or indirectly, solicit or encourage inquiries or proposals with respect to, or participate in any negotiations or discussions concerning: (i) any acquisition or purchase of shares of the Company Stock;
(ii) all or a substantial portion of the assets of, or a substantial equity interest in, the Company or the Subsidiary; or (iii) any merger, consolidation or other business combination with or involving the Company or the Subsidiary, other than as contemplated by this Agreement.

   Section 7.3. Approvals and Consents. The Company, Galileo and the Merger Sub shall take all steps reasonably necessary in connection with the preparation and submission of any premerger notification required under the HSR Act in connection with the transactions contemplated by this Agreement, such submission to be filed (with request for early termination) no later than February 7, 2000, and to obtain the written consent or approval of each and every governmental agency or third party whose consent or approval shall be required in order to permit the consummation of the transactions contemplated by this Agreement.

   Section 7.4. Company Stockholder Approval. The Company shall take all steps necessary to duly call, give notice of, convene and hold a meeting (hereinafter referred to as the "Meeting") of its stockholders to be held as promptly as practicable for the purpose of presenting this Agreement for the approval of, and adoption by, its stockholders. The Company and Galileo will, as expeditiously as possible, work together to prepare a proxy statement (the "Proxy Statement") to be delivered to the stockholders of the Company in connection with the Merger. The Company shall promptly notify Galileo in the event that any information contained in the Proxy Statement with respect to the Company becomes untrue or inaccurate in any material respect prior to the Merger. The Company shall, through its Board of
Directors, except to the extent legally prohibited from doing so in connection with the discharge of the fiduciary duties of its Board of Directors as advised by its outside counsel, recommend to its stockholders approval of this Agreement and of the transactions contemplated hereby. If this Agreement shall be approved and adopted by the requisite vote of the Company's stockholders, the Company shall immediately thereafter cause its Secretary to certify the fact of such approval and adoption on this Agreement, pursuant to the requirement of Section 251(c) of the General Corporation Law of the State of Delaware.

   Section 7.5. FIRPTA. At or prior to the Closing, the Company shall, if requested by Galileo, deliver to Galileo a notice that the Company Stock is not a "U.S. Real Property Interest" as defined in accordance with the requirements of Treasury Regulation Section 1.1445-2(c)(3).

   Section 7.6. Registration Statement. Galileo agrees to file a registration statement on Form S-8 for the shares of Galileo Common Stock issuable pursuant to the assumed Company Stock Plan no later than two (2) business days after the Closing Date.


                                  Article 8

                          Amendment And Termination

   Section 8.1.  Amendment.  This  Agreement  may be  amended  by the  parties hereto at any time prior to the Effective Time, whether before or after approval hereof by the stockholders of the Company, but, after such approval by the stockholders of the Company, no amendment shall be made without the further approval of such stockholders which (i) alters or changes the amount or kind of consideration to be received by such stockholders in exchange for or on conversion of all or any of the shares of Company Stock as a result of the Merger; (ii) alters or changes any term of the certificate of incorporation of the Surviving Corporation provided for by this Agreement; or
(iii) adversely affects such stockholders. This Agreement may not be amended except by an instrument in writing signed on behalf of each of the parties hereto.

   Section 8.2. Termination. (a) This Agreement may be terminated at any time prior to the Effective Time, whether before or after approval of this Agreement by the stockholders of the Company:

            (i)   by mutual consent in writing of Galileo and the Company; or

           (ii) by Galileo or by the Company, by giving written notice of such termination to the other party or parties if, upon the taking of the vote of the stockholders of the Company contemplated by Section 7.4 hereof, the required approval of such stockholders shall not be obtained; or

          (iii) by Galileo, by giving written notice of such termination to the Company, (A) if there has been a material breach of any representation, warranty, or agreement herein on the part of the Company which has not been cured or adequate assurance of cure given, in either case within five business days following receipt of notice of such breach from Galileo, (B) if Galileo determines at any time that any regulatory approval or consent required by law to be received in connection with the Merger is unlikely to be received or is unlikely to be received in time to permit the lawful consummation of the Merger by April 30, 2000, or contains any conditions or requirements which are not acceptable to Galileo, or (C) if there shall have occurred or been proposed, after the date of this Agreement, any change in any law, rule or regulation, or after the date of this Agreement there shall have been any decision or action by any court, government or governmental agency that could reasonably be expected to prevent or materially delay consummation of the Merger; or

           (iv) by the Company, by giving written notice of such termination to Galileo, if there has been a material breach of any representation, warranty, or agreement herein on the part of Galileo or the Merger Sub which has not been cured or adequate assurance of cure given, in either case within five business days following receipt of notice from the Company of such breach; or

            (v) by Galileo or by the Company, by giving written notice of such termination to the other party or parties, if the Merger shall not have been consummated on or before April 30, 2000.

   Section 8.3. Effect of Termination. In the event of termination of this Agreement by any party hereto, there shall be no liability on the part of any other party hereto; provided, however, that such termination shall not preclude liability attaching to a party who has caused the termination hereof by an intentional breach of any of its representations, warranties or covenants contained in this Agreement or the willful act or willful failure to act in violation of the terms and provisions of this Agreement.

   Section 8.4. Waiver. Any terms or provisions of this Agreement may be waived in writing at any time by the party which is entitled to the benefits thereof, or their respective counsel. The failure of either party at any time or times to require performance of any provision hereof shall in no manner affect such party's right at a later time to enforce the same. No waiver by any party of a condition or of the breach of any term, covenant, representation or warranty of this agreement, whether by conduct or otherwise, in any one or more instances shall be deemed to be or construed as a further or continuing waiver of any such condition or breach or a waiver of any other condition or of the breach of any other term, covenant, representation or warranty of this Agreement.


                                  Article 9


               Survival of Representations and Indemnification

   Section 9.1. Survival of Representations and Warranties. Any investigation or examination by Galileo of the business, records, properties or affairs of the Company or the Subsidiary shall not in any way affect the representations and warranties of the Company contained in this Agreement, except in the case of any representations and warranties that Galileo knows to be untrue as a result of any investigation or examination, and such representations and warranties herein made by the Company shall be deemed to be remade at and survive the Closing Date for six months.

   Section 9.2. Indemnification by the Company. Subject to the limitations respecting the survivability of representations and warranties contained in
Section 9.1 hereof, the Company agrees to indemnify and hold Galileo, the Merger Sub and the Surviving Corporation, and their respective successors and assigns harmless from and against all liability, loss, cost or expense, including, without limitation, reasonable attorneys' fees, expenses and costs of litigation and, in the case of Environmental Laws, the costs and expenses of taking any investigative, removal or remedial actions (hereinafter referred to individually as "Loss" and collectively as the "Losses"), which Galileo, the Merger Sub or the Surviving Corporation or their respective successors or assigns may, directly or indirectly, sustain by reason of any of the following:

            (a) The inaccuracy of any representation or warranty of the Company herein set forth;

            (b) The inaccuracy of any certificate or Schedule to this Agreement delivered by the Company or the Subsidiary to Galileo in accordance with the provisions hereof;

            (c) The breach of any of the agreements or covenants of the Company contained herein or in any certificate or other document delivered by the Company or the Subsidiary to Galileo in accordance with the terms hereof; and

            (d) The inaccuracy of any representations made by any of the holders of the Company Stock pursuant to the provisions of Section 1.7 hereof.

Notwithstanding the foregoing, the maximum aggregate liability of the Company to Galileo for breaches of the representations and warranties of the Company hereunder shall not exceed $20,000,000 (the "Maximum Liability") and Galileo may not make a claim against the Company for any such breach or breaches until Galileo, the Merger Sub or the Surviving Corporation has sustained Losses of at least $500,000 (the "Claim Threshold") in connection with any such breach or breaches. After such Claim Threshold has been met, any Losses included in the calculation of the Claim Threshold shall be recoverable by Galileo to the same extent as any other Losses. The foregoing limitation on the recovery of Losses shall not apply to any Losses relating to or resulting from any fraudulent representations or warranties. The $20,000,000 which is to be deposited into the Escrow is intended by the parties to serve as the sole source for the recovery of any Losses recoverable pursuant to the provisions of this Section 9.2. Galileo may from time to time make a claim for any Loss by requesting the Escrow Agent to pay to Galileo or the Surviving Corporation the amount thereof from the funds held by the Escrow Agent under the terms of the Escrow Agreement.


                                  Article 10


                        Registration of Galileo Shares

      Subject to the applicable provisions of any preexisting agreement to which Galileo is a party, Galileo shall prepare and file within 60 days following the date of Closing, and shall use its reasonable commercial efforts to have declared effective, at Galileo's expense, a S-3 Registration Statement relating to 50% of the Galileo Common Stock issued pursuant to this Agreement, and to maintain the effectiveness of such S-3 Registration Statement through the earlier of (i) 90 days after the effectiveness of such S-3 Registration Statement, and (ii) the date on which a prospectus is no longer required to be delivered under the Securities Act. Galileo shall prepare and file within 90 days after the effective date of such S-3 Registration Statement, and shall use its reasonable commercial efforts to have declared effective, at Galileo's expense, a S-3 Registration Statement relating to the remaining 50% of the Galileo Common Stock issued pursuant to the Agreement, and to maintain the effectiveness at such S-3 Registration Statement until the earlier of (i) 270 days after the effectiveness of such S-3 Registration Statement, and (ii) the date on which a prospectus is no longer required to be delivered under the Securities Act. During the period that either S-3 Registration Statement referred to in this Article 10 is effective, Galileo shall have the right by giving written notice to the holders of Galileo Common Stock whose shares are to be sold pursuant to said S-3 Registration Statement to suspend their right to effect sales pursuant to such S-3 Registration Statement for valid business reasons, but only in the event that the officers of Galileo are restricted from making sales of Galileo Common Stock.


                                  Article 11


                           Miscellaneous Provisions

  Section 11.1. Notices. Each notice, request, demand, approval or other communication which may be or is required to be given under this Agreement shall be in writing in English and shall be deemed to have been properly given when delivered personally at the address set forth below for the intended party during normal business hours at such address, when sent by facsimile or other electronic transmission to the respective facsimile transmission numbers of the parties set forth below, or when sent by recognized overnight courier service or by United States registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

      If to Galileo or Merger Sub:        Galileo International, Inc.
                                          9700 West Higgins Road
                                          Suite 400
                                          Rosemont, Illinois  60018
                                          Attn: General Counsel
                                          Facsimile:  (847) 518-4915
                                          Confirm:    (847) 518-4801

      With a copy to:                     Chapman and Cutler
                                          111 West Monroe Street
                                          Chicago, Illinois  60603
                                          Attn:  Michael P. Barrett
                                          Facsimile:  (312) 701-2361
                                          Confirm:  (312) 845-3770

      If to the Company:                  Trip.com, Inc.
                                          6436 South Racine Circle
                                          Suite 202
                                          Englewood, Colorado
                                          Attn: Brian K. Thomson
                                          Facsimile:  (303) 790-9350
                                          Confirm:    (303) 790-9360

      With a copy to:                     Wilson Sonsini Goodrich & Rosati
                                          650 Page Mill Road
                                          Palo Alto, California  94304
                                          Attn:  Roger E. George
                                          Facsimile:  (650) 493-6811
                                          Confirm:  (650) 320-4612

Notices shall be given to such other addressee or address, or both, or by way of such other facsimile transmission number, as a particular party may from time to time designate by written notice to the other party hereto. Each notice, request, demand, approval or other communication which is sent in accordance with this Section shall be deemed given and received for all purposes of this Agreement as of three (3) business days after the date of deposit thereof for air mailing in a duly constituted United States post office or branch thereof, one business day after deposit with a recognized overnight courier service or upon confirmation of receipt of any facsimile transmission. Notice given to a party hereto by any other method shall only be deemed to be given and received when actually received in writing by such party.

  Section 11.2. Further Assurance. Each of the parties hereto hereby agrees that after the Closing Date it will from time to time, upon the reasonable request of another party hereto, take such further action as the other may reasonably request to carry out the Merger and the other transactions contemplated by this Agreement, including, without limitation, the execution and delivery of all further evidences and instruments of transfer and assignment.

  Section 11.3. Execution and Counterparts. This Agreement may be executed in any number of counterparts, each and all of which shall be deemed for all purposes to be one agreement.

  Section 11.4.  Headings.   The  headings  in  this  Agreement  are  intended
solely for convenience of reference and shall be given no effect in the construction or interpretation of this Agreement.

  Section 11.5. Effectiveness. This Agreement shall have no force or effect whatsoever unless and until the same shall have been executed and delivered by Galileo, the Merger Sub and the Company.

  Section 11.6. Miscellaneous. This Agreement (a) constitutes the entire agreement and supersedes all other prior agreements and undertakings, both written and oral, between the parties hereto with respect to the subject matter hereof; (b) is not intended to confer upon any other person or entity who or which is not a party hereto any rights or remedies hereunder;
(c) shall be binding upon and inure to the benefit of Galileo, the Merger Sub and the Company and their respective successors and assigns; and (d) shall be governed by and construed in accordance with the internal laws, and not the law of conflicts, of the State of Delaware.

  Section 11.7. Publicity. Galileo and the Company shall use their best efforts so that the Company and the Subsidiary shall not issue or cause the publication of any press release or other announcement with respect to this Agreement, or otherwise make any disclosures relating thereto to the press or any third party other than their respective attorneys, accountants and other agents without the prior consent of Galileo and the Company, which consent shall not be unreasonably withheld; provided, however, that such consent shall not be required where such release, announcement or disclosure is required by applicable law or the rules or regulations of a securities exchange, other self-regulatory authority or governmental agency.


      In  Witness  Whereof,   the  parties  hereto  have  caused  this  Merger
Agreement to be executed as of the day and year first above written.

Galileo:                                  Company:

Galileo International, Inc.               Trip.com, Inc.



By _________________________________      By _________________________________
  Its ______________________________        Its______________________________



Galileo Acquisition Co.


By _________________________________
   Its ______________________________

Exhibit 10.20
                                 ADDENDUM NUMBER 1
                         [ ] TO MASTER TERMS AND CONDITIONS
                      [X] CANDLE CORPORATION LICENSE AGREEMENT
                           Commencing on: March 22, 1996
                          [ ] OR CANDLE CORPORATION RIDER
                             (hereinafter "Agreement")
                       BY AND BETWEEN CANDLE CORPORATION AND
                         GALILEO INTERNATIONAL PARTNERSHIP

      THIS ADDENDUM is entered into by and between Candle Corporation (hereinafter "Licensor") and GALILEO INTERNATIONAL PARTNERSHIP (hereinafter "Licensee").

      THE AGREEMENT is hereby modified as follows:

      Fees for the Maintenance and Enhancement Plan (the "Plan") will be billed annually based on the then-current price list (effective as of the date the plan is renewed).

      Licensee, at its option, is entitled to receive and install multiple copies of the mainframe Product(s) licensed under this Agreement, at the designated site(s) within North America in any combination, or on any configuration of hardware providing the number of Mainframe MVS MIPS at the site(s) does not exceed 472.

      The "Mainframe MVS MIPS" is defined as the sum total of the MIPS for each CPU (not physical or logical partition, or prism) running MVS installed at the site(s), excluding only that LPAR on CPU 5995-10670 Serial #2104 which is (i) running VM, and (ii) not running MVS as a subsystem or otherwise. The MIPS ratings are based on Gartner Group publications and includes all MIPS added by CMOS, other technologies, hardware or software products.

      If, at any time, the number of Mainframe MVS MIPS exceeds the number licensed per this Agreement, then Licenses shall immediately notify Licensor, in writing, of such increase and shall upgrade this License to provide for the additional MIPS and pay the associated license, the amounts of which will be determined by Licensor by reference to the then-current price list. In addition, fees for the Plan will also be adjusted effective as of the date the number of Mainframe MVS MIPS were exceeded and such fees will be determined by Licensor by reference to the then-current price list. No credit will be given for license fees or Plan fees in the event of a reduction of Mainframe MVS MIPS installed at the site(s). If the number of Mainframe MVS MIPS are lower than the number licensed per this Agreement, future Plan fees will be adjusted effective as of the date the Plan is renewed and such fees will be determined by Licensor's then-current price list in effect as of the date the Plan is renewed.
                                                MIP LEVEL
            PRODUCTS                            PROTECTED THROUGH

            OMEGAVIEW                           472

      This Addendum is effective as of the 22 day of March, 1996. All other terms and conditions of the Agreement shall remain in full force and effect.

      ACCEPTED BY LICENSEE:                     ACCEPTED BY LICENSOR:
      Company Name:Galileo International Partnership   Candle Corporation
                                                2425 Olympic Boulevard
      Company Address   5350 S. Valentia  Way         Santa Monica,
      California 90404
                        Englewood, CO 80111

      By:   Ellen Thelen                        By:   Mark Carlson
      Name: ELLEN THELEN                  Name:       Mark Carlson
      Title:      MAR 20 1996                   Title: Business Operations
      Manager
      Date:       PURCHASING                    Date: April 10, 1996
      Purchase Order #:  11G0005-17
                  (For invoicing purposes only)


                              CANDLE CORPORATION
                              LICENSE AGREEMENT


Customer's Name & Address: GALILEO INTERNATIONAL PARTNERSHIP
                                                  5350 SO VALENTIA WAY
                                                  ENGLEWOOD, CO 80111

Customer Site ID #:                    713


Total Licensed          Total
            Licensed Products/Services
MIPS                             Fee(s)

OMEGAVIEW
472

Quoted Fees and Terms Valid Through: March 29, 1996

License Type: Perpetual    License Commencement Date: March 22, 1996


TOTAL FEES: $66,000  (exclusive of shipping, handling and applicable taxes)

Payment Terms

Net 30 days from invoice date

Billing Address

GALILEO INTERNATIONAL PARTNERSHIP
5350 VALENTIA WAY
ENGLEWOOD, CO 80111

Attention: Ellen Thelen

Supplemental Terms

This License Agreement ("Agreement") is between Candle Corporation
("Licensor"), a
California corporation and GALILEO INTERNATIONAL PARTNERSHIP ("Licensee"). This Agreement and Addendum 1 incorporates by reference the master terms and conditions number C02-0307/United Airlines Denver Technological Center subsequently assigned and transferred to Covia Partnership.

For the licensed OMEGAVIEW Product, all reference(s) to "Authorized CPU" in this Agreement shall be deemed to read "Authorized Site". If a CPU is upgraded or installed at the site which is larger than what Licensee is protected through, an additional license fee may be due and fees for the Plan will be adjusted as of the effective date of the upgrade. The amount of the license fee and the Plan fee adjustment will be determined in accordance with this Agreement's Maintenance terms.

Pursuant to this Agreement, Licensor will provide Licensee the Product(s) and/or Services listed above, for use by Licensee only for its own internal use and benefit within North America. Licensee agrees that it shall not use the Product(s) or permit the Product(s) to be used for providing data processing services for any other parties. If the Product(s) licensed herein is a Tiered license, then Licensee may only use the Product(s) on the Authorized CPU listed herein.

To assist Licensor in protecting its proprietary rights, Licensee agrees to allow Licensor, or its representatives, upon reasonable notice and during normal business hours, to inspect Licensee's systems to verify that Products under this Agreement, and other Candle products under other agreements, are being used consistent with their respective license terms. Licensee shall not copy without Licensor's consent, in whole or in part, except for one back up or archival copy, the Product(s) and the printed materials, which are provided under this Agreement.

Licensee agrees not to disclose the pricing and any other terms of this Agreement to any third parties and to use the same degree of care a reasonable business person uses to protect its own confidential information.

The quoted fees and terms and conditions of this Agreement are valid until March 29, 1996.



THE MEDIA ON WHICH THESE PRODUCT ARE DELIVERED MAY INCLUDE ADDITIONAL SOFTWARE FOR WHICH LICENSEE IS NOT LICENSED. A PORTION OF THIS NON-LICENSED SOFTWARE MAY, AS A RESULT OF THE INSTALLATION PROCESS, RESIDE ON LICENSEE'S HARDWARE. LICENSEE EXPRESSLY AGREES NOT TO ACCESS OR USE, OR ALLOW ANY THIRD PARTIES TO ACCESS OR USE THE NON-LICENSED SOFTWARE. IN ADDITION, LICENSEE EXPRESSLY AGREES THAT LICENSEE'S NONDISCLOSURE AND CONFIDENTIALITY OBLIGATIONS WITH RESPECT TO THE PRODUCTS SHALL ALSO APPLY TO THE NON-LICENSED SOFTWARE. IN NO EVENT SHALL LICENSOR BE LIABLE TO LICENSEE OR ANY THIRD PARTY FOR ANY DAMAGES WHATSOEVER ARISING FROM THE USE AND/OR ACCESS TO THE NON-LICENSED SOFTWARE.

This Agreement constitutes the entire agreement between the parties in connection with the subject matter hereof, and supersedes, merges and voids all prior and contemporaneous agreements, understandings, negotiations and discussions, whether oral or written, of the parties with respect thereto. This Agreement may only be modified by a written amendment signed by authorized representatives of the parties hereto. Licensor hereby reserves the ability to assign its rights to receive monies due hereunder to third parties. This Agreement shall not be binding upon Licensor until received and signed by an appropriate Corporate Officer at Licensor's corporate headquarters. THERE ARE NO WARRANTIES, REPRESENTATIONS, AND/OR AGREEMENTS BETWEEN THE PARTIES IN CONNECTION WITH THE SUBJECT MATTER HEREOF EXCEPT AS SPECIFICALLY SET FORTH OR REFERRED TO HEREIN.



      ACCEPTED BY LICENSEE:                     ACCEPTED BY LICENSOR:
      Galileo International  Partnership              Candle Corporation
      5350 South Valentia Way                         2425  Olympic Boulevard
      Englewood, CO 80111                             Santa Monica,
California 90404

By:   Ellen Thelen                              By:   Mark Carlson
Name: ELLEN THELEN                        Name:       Mark Carlson
Title:      MAR 20 1996                         Title: Business Operations
Manager
Date:       PURCHASING                          Date: April 10, 1996
Purchase Order #:  11G0005-17
      (For invoicing purposes only)

Exhibit 10.20


                             ADDENDUM NUMBER TWO
                 TO THE CANDLE CORPORATION LICENSE AGREEMENTS
             Commencing on: September 1, 1995, and March 23, 1996
                          (hereinafter "Agreement")
                    BY AND BETWEEN CANDLE CORPORATION AND
                      GALILEO INTERNATIONAL PARTNERSHIP

THIS ADDENDUM is entered into by and between Candle Corporation (hereinafter "Licensor") and Galileo International Partnership (hereinafter "Licensee").

THE AGREEMENT is hereby modified as follows:

This addendum is notification that we have updated our records to reflect your authorized Licensed Capacity has been upgraded from 472 MIPS to 569 MIPS effective June 30, 1997 on the following products:

      OMEGAMON II for MVS
      OMEGAVIEW

Your authorized Licensed Capacity of the following product remains 386 MIPS:

      OMEGAMON PERFORMANCE PAC for VM

Payment Terms

In accordance with the terms contained in this Agreement and/or Addendum, Licensee hereby makes a binding, non-contingent, irrevocable and non-cancelable commitment to make payments to Licensor as follows:

        Payment No.              Due Date                  Total
      Down Payment            June 30, 1997                 $  53,000.00
      2.                May 1, 1998             $  63,808.00
      3.                May 1, 1999             $  63,808.00
      4.                May 1, 2000             $  63,808.00
      TOTAL                                     $244,424.00

The above payments are inclusive of the Hardware upgrade charges through 569 MIPS and Maintenance charges through 569 MIPS for OMEGAMON II for MVS and OMEGAVIEW. These payments are also inclusive of Maintenance charges through 386 MIPS for OMEGAMON PERFORMANCE PAC for VM.

The above payments supersede all previous committed payments pertaining to the products above.

Maintenance Terms

In consideration for receiving Fixed Cost Maintenance and Enhancement Plan fees for the Product(s), Licensee hereby makes a binding, non-contingent, irrevocable, and non-cancelable commitment to extend its participation in the Maintenance and Enhancement Plan ("the Plan") and pay the associated fees for Three (3) years and Ten (10) months beginning June 30, 1997 and ending on April 30, 2001 ("the Period") and said fees shall be billed annually in advance during the Period included in the Payment Plan above. At the end of the Period, fees for the Plan will be billed annually in advance based on the then-current Plan price list in effect as of the date the Plan is renewed.

Licensee, at its option, is entitled to receive and install multiple copies of the licensed Product(s), providing the Product(s) do not exceed the Licensed Capacity as specified in this Agreement.

If at any time during or after the Period, the Licensed Capacity is exceeded, Licensee shall immediately (1) notify Licensor of such increase or change in writing, (2) modify this Agreement to provide for the additional capacity, and (3) pay an additional license fee. In addition, fees for the Plan will be adjusted as of the date of the increased capacity. The amount of the license fee and the Plan fee adjustment will be determined by the then-current price list(s).

No credit will be given for either license fees or Plan fees in the event of a decrease in Licensed Capacity, although future Plan fees arising after the Period will be adjusted as of the date the Plan is renewed.

This Addendum is effective as of the 30th day of June, 1997. All other terms and conditions of the Agreement shall remain in full force and effect.


ACCEPTED BY LICENSEE:                           ACCEPTED BY LICENSOR:
Galileo International  Partnership                    Candle Corporation
5350 South Valentia Way                         2425  Olympic Boulevard
Englewood, CO 80111                             Santa Monica, California 90404


By:   XXXXXXX                             By: Gretchen Nail
Name:  XXXXXXXX                                 Name: Gretchen Nail
Title: XXXXXXXXXXXXX                      Title:  Business Operations Manager
Date:  6/30/97                                  Date: July 17, 1997
Purchase Order #:  11G0005-16 A
            (for invoicing purposes only)


                           ASSIGNMENT AND TRANSFER

This Assignment and Transfer of Candle Corporation's License Agreements, dated September 1, 1995, March 22, 1996 and December 31, 1996, is entered into by and among Candle Corporation (hereinafter referred to as "Candle"), Galileo International Partnership (hereinafter referred to as "Assignor") and Galileo International L.L.C., a wholly owned subsidiary of Galileo International, Inc. (hereinafter referred to as "Assignee").

      WHEREAS:    Candle has developed and owns software products more
specifically described in the attachment(s).

      WHEREAS:    By Software License Agreements dated September 1, 1995,
March 22, 1996 and December 31, 1996 (hereinafter referred to as "the Licenses") Candle licensed to Assignor the use of computer software products OMEGAMON II for MVS, OMEGAMON PERFORMANCE PAC for VM, OMEGAVIEW, and DB2 SOLUTION PAC, as described in the attachments, subject to the terms and conditions set forth in Master Terms and Conditions C102-0307/United Airlines Denver Technological Center subsequently assigned and transferred to Covia Partnership, dated May 1, 1981 ("T&C").

      WHEREAS:    Assignor (check where appropriate):
      ________  changed its name to ________________________________   on
                                 ______________; or
      ________  was acquired by Assignee on ___________; or
      ____X___ is an entity controlling Assignee, including without limitation subsidiaries, and
                        Partnerships, joint ventures and other entities or operations for which Assignee has operational or management responsibility;

                        and

      WHEREAS:    Assignor is desirous to transfer and assign the Licenses
and the T&C to Assignee.

      NOW THEREFORE, the parties, in consideration of mutual covenants, agreements and understanding, hereto agree as follows:

1)    Candle acknowledges that the "Licensee" has been changed to Assignee.

2)    Candle consents to the transfer and assignment of the Licenses and the
            T&C to Assignee, effective July 1, 1997.

3)    Assignee hereby accepts the transfer and assignment of the Licenses and the T&C and agrees to be bound by all the obligations and duties set forth in the Licenses and the T&C.

4)    Assignor shall continue to be bound by its confidentiality and non-disclosure obligations as set forth the Licenses and the T&C.

5)    Assignor shall continue to be bound by its payment obligations set forth in the Licenses and the T&C and shall be responsible for all payment obligations of Assignee under the Licenses and the T&C.

6)    The data center hardware and software will be located at the locations designated in the Licenses and the T&C.

7)    There is no special or one time fee for this transfer and assignment of the Agreement.

      IN WITNESS WHEREOF, the parties have caused this Assignment and Transfer to be executed as of the dates indicated.


      Agreed and accepted by:             Agreed and accepted by:

      Candle Corporation                  Galileo International Partnership
                                    (Assignor)

      XXXXXX                        Lori M. Tobin
      By (Authorized Signature)                 By (Authorized Signature)

      Bob XXXXXX                    Lori M. Tobin
      Name (Type or print)                Name (Type or print)

      Title: Sup. Business Operations           Title: U.S. Purchase Manager
      Date: 2-28-1997                     Date: 25 July 1997

                  Agreed and accepted by:

                  Galileo International L.L.C., A wholly owned subsidiary of Galileo
                  International, Inc. (Assignee)

                        Lori M. Tobin
                  By (Authorized Signature)

                  Lori M. Tobin
                  Name (Type or print)

                  Title: U.S. Purchase Manager
                  Date: 25 July 1997

Exhibit 10.20

                            ADDENDUM NUMBER THREE
                     CANDLE CORPORATION LICENSE AGREEMENT
   Commencing on: September 1, 1995, March 22, 1996, and December 31, 1996
                          (hereinafter "Agreement")
                    BY AND BETWEEN CANDLE CORPORATION AND
         GALILEO INTERNATIONAL, L.L.C., A WHOLLY OWNED SUBSIDIARY OF
                         GALILEO INTERNATIONAL, INC.

THIS ADDENDUM is entered into by and between Candle Corporation (hereinafter "Licensor") and Galileo International, L.L.C., A Wholly Owned Subsidiary of Galileo International, Inc. (hereinafter "Licensee").

THE AGREEMENT is hereby modified as follows:

This Addendum is notification that we have updated our records to reflect your authorized Licensed Capacity has been upgraded effective November 30, 1997 as follows:

Licensed Products/Services
Licensed Capacity

OMEGAMON II for
MVS                                                                      800
MIPS
OMEGAVIEW
800 MIPS
DB2 SOLUTION PAC (which includes: OMEGAMON II for DB2,    800 MIPS
IDB/DASD, IDB/EXPLAIN, IDB/QUICKCHANGE, IDB/SMU,
IDB/WORKBENCH, and IDB/QUICKCOMPARE)
OMEGAMON PERFORMANCE PAC for VM                                     530 MIPS
      Candle Professional Services as defined in the attached PSP AMENDMENT

Payment Terms

Net 30 days from invoice date

In accordance with the terms contained in this Agreement and/or Addendum, Licensee hereby makes a binding, non-contingent, irrevocable and non-cancelable commitment to make payments to Licensor as follows:

        Payment No.                   Due Date                    Total
      Down Payment            November 30, 1997       $220,642.00
                 2.                       May 1, 1998
83,395.00
                 3.                       May 1, 1999
96,992.00
                 4.                       May 1, 2000               140,744.00
      Total Payments                                  $541,673.00

The above payments include Candle Professional Services, Hardware Upgrade charges through 800 MIPS and Maintenance fees through 800 MIPS on OMEGAMON II for MVS, OMEGAVIEW, DB2 SOLUTION PAC.

These payments also include Hardware Upgrade charges through 530 MIPS and Maintenance fees through 530 MIPS on OMEGAMON PERFORMANCE PAC for VM.

These payments supersede all previously committed payments.

Add the following Definitions

"Licensed Capacity" means a Product's Licensed Mainframe MIPS, Processor Points, Quantity or Tier, as identified in this Agreement.

"Mainframe MIPS", means the sum total of MIPS, as published by Gartner Group, for each CPU Complex at the Designated Site(s). The MIPS ratings are based on the entire CPU Complex, not a physical or logical partition, or PR/SM and includes MIPS added to the CPU by CMOS or other technologies, hardware or software products.

"Copy" means one physical or logical copy of the Product for use on one server, one workstation, or a single physical or logical CPU on any platform supported by the product.

"Candle Command Center for Distributed Systems" include the Licensed Agents and Servers as identified in this Agreement and all Candle Management Workstation(s) Components that are Generally Available to Licensor's commercial customers.

Maintenance Terms

In consideration for receiving Fixed Cost Maintenance and Enhancement Plan fees for the Product(s). Licensee hereby makes a binding, non-contingent, irrevocable, and non-cancelable commitment to extend its participation in the Maintenance and Enhancement Plan ("the Plan") and pay the associated fees for Three (3) years and Five (5) months beginning November 30, 1997 and ending on April 30, 2001 ("the Period") and said fees shall be billed annually in advance during the Period included in the Payment Plan above. At the end of the Period, fees for the Plan will be billed annually in advance based on the then-current Plan price list in effect as of the date the Plan is renewed.

Licensee, at its option, is entitled to receive and install multiple copies of the licensed Product(s), providing the Product(s) do not exceed the Licensed Capacity as specified in this Agreement.

If at any time during or after the Period the Licensed Capacity is exceeded, Licensee shall immediately (1) notify Licensor of such increase or change in writing, (2) modify this Agreement to provide for the additional capacity, and (3) pay an additional license fee. In addition, fees for the Plan will be adjusted as of the date of the increased capacity. The amount of the license fee and the Plan fee adjustment will be determined by the then-current price list(s).

No credit will be given for either license fees or Plan fees in the event of a decrease in Licensed Capacity, although future Plan fees arising after the Period will be adjusted as of the date the Plan is renewed.

This Addendum is effective as of the 30th day of November, 1997. All other terms and conditions of the Agreement shall remain in full force and effect.

ACCEPTED BY LICENSEE:                     ACCEPTED BY LICENSOR:
Galileo International, L.L.C.                         Candle Corporation
A Wholly Owned Subsidiary of Galileo International, Inc.    2425  Olympic
Boulevard
5350 South Valentia Way                         Santa Monica, California 90404
Englewood, CO 80111

By:   Lori M. Tobin                             By: Benjamin C. Schafer
Name:  Lori M. Tobin                                  Name: Benjamin C.
Schafer

Title: Supervisor,
Title: Senior Manager, Purchasing                               Business
Operations and Negotiator
Date: 30 December 1997                          Date: February 4, 1998
Purchase Order #:  11G0005-18
            (for invoicing purposes only)


                       PSP Attachment to Addendum Three
                         Effective November 30, 1997
     By and Between Candle Corporation and Galileo International, L.L.C.,
           A wholly owned subsidiary of Galileo International, Inc.

Professional Services Pac I

PSP I includes 110 Consultant Service Units ("CSUs")

Add the following Definitions:

Professional Service Pac Services ("PSP Services"): Any services listed in Licensor's then-current Services Policy that are requested by the Licensee may be performed during this contract period; however, it is agreed that there are no specific Deliverables associated with this Agreement. A copy of Licensor's Services Policy will be provided to the Licensee, on request.

DESIGNATED CONTACTS:
Licensee Designated Contact: Jim Payton
Phone: 303-714-7680
Fax: 303-397-5000

Licensor Designated Contact: Cindy Zovich
Phone: 310-582-4543
Fax: 310-582-4233

In the License Grant Section add:

Licensor shall hold all rights, title and interest in and to the Services and Deliverables, and does not waive any moral rights which Licensor has or may have in any Services and/or Deliverables. Licensor grants Licensee a non-exclusive, non-transferable license in the United States and Canada to use any Services and/or Deliverables herein pursuant to the terms and conditions of this Agreement.

The Professional Services Pac includes only the PSP Services defined herein, and does not include licenses to any products other than the Deliverables provided hereunder. There will be no implied deliverables with the Professional Services Pac unless they are written into this Agreement and approved in writing by Licensor prior to signature by Licensee. A separate Services Agreement shall govern any other services not covered in this Agreement that Licensor provides.

Customer may utilize CSUs for professional services in accordance with the provisions of this Agreement and according to the conversion formula contained herein.

In the Supplemental Terms Section add:

Licensee must request a consultant's services from Licensor a minimum of two
(2) weeks in advance of the desired date of delivery of those Services, and must specify the desired skill and start date. Consultant Service Units ("CSUs") must be used in contiguous increments of five (5) or more days.

CSUs will be delivered based upon a Licensor standard eight (8) hour workday ("Licensor FTE Day"). Any consulting effort delivered in excess of a Licensor FTE Day will be subject as an allocation of a fractional rate of CSUs of at least .5 CSUs per Consultant per hour, or portion thereof.

Conversion of CSUs: CSUs provided hereunder shall be consumed at the rate indicated below, depending upon the type of services required and the consultant skill level needed to deliver the PSF Services:

Consultant Capabilities
                                             CSUs per Day

Senior Documentation Specialist
                                                      1.5
Associate Consultant
                                                      3
Consultant; Basic Product Support
Specialist                                                      4
Senior Consultant; Designer
                                                      5
Principle Consultant; Architecture; Project Manager; Education
Instructor        6

Time of Performance of all Deliverables and Services to be completed by:
November 30, 1998. Services must be used within 12 contiguous months from the Effective Date. There will be no carry over of Services to a subsequent year.

Licensee shall reimburse Licensor for actual and reasonable expenses incurred including automobile mileage, auto rental, lodging, air travel and meals incurred as a result of the Services, and in accordance with Galileo's Travel Policy.

This Agreement, once signed by Licensee, will be non-cancelable and non-refundable. Licensor's invoice for the entire Professional Service Pac Fees amount must be paid prior to any work being performed by Licensor.

All references in the Master Terms and Conditions to "Product" under LICENSE, LIMITATIONS OF LIABILITY, NONDISCLOSURE, and TERMINATION shall be deemed to include "Product, Services and Deliverables".

All Services provided by Licensor hereunder will be performed in a professional manner by qualified personnel. EXCEPT AS OTHERWISE PROVIDED HEREIN, LICENSOR PROVIDES THE QUICK START SERVICES AND DELIVERABLES "AS IS" AND MAKES NO WARRANTIES OF ANY KIND, EITHER EXPRESSED OR IMPLIED, INCLUDING, BUT NOT LIMITED TO THE IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE.

ACCEPTED BY CUSTOMER:                     ACCEPTED BY CANDLE:
Galileo International, L.L.C.                         Candle Corporation
A Wholly Owned Subsidiary of Galileo International, Inc.    2425  Olympic
Boulevard
5350 South Valentia Way                         Santa Monica, California 90404
Englewood, CO 80111

By:   Lori M. Tobin                             By: Benjamin C. Schafer
Name:  Lori M. Tobin                                  Name: Benjamin C.
Schafer

Title: Supervisor,
Title: Senior Manager, Purchasing                               Business
Operations and Negotiator
Date: 30 December 1997                          Date: February 4, 1998
Purchase Order #:  11G0005-18

Exhibit 10.21
                             AMENDMENT NUMBER 2 TO
                   ORDER FORM AND MIPS BASED LICENSE ADDENDUM
                  EFFECTIVE SEPTEMBER 30, 1998 (THE "LICENSE")
                                     BETWEEN
                 COMPUTER ASSOCIATES INTERNATIONAL, INC. ("CA")
                                       AND
                     GALILEO INTERNATIONAL LLC ("LICENSEE")



Effective September 30, 1999 the License is hereby amended as follows:

1. Section 2 of the License is deleted in its entirety and replaced with the following:

      The License Fee, inclusive of usage and maintenance of the Licensed Programs expiring on January 29, 2002, is $xxxxx, payable as follows:

            Amount                        Due

                                          September 30, 1998
                                          September 30, 1999
                                          December 30, 1999
                                          March 30, 2000
                                          September 30, 2000
                                          December 30, 2000
                                          March 30, 2001

2. Except as expressly provided herein, the terms and conditions of the License shall remain in full force and effect.



COMPUTER ASSOCIATES                                LICENSEE:  GALILEO
INTERNATIONAL, INC.                                INTERNATIONAL, LLC

By:Brian Wright                                       By: Lori Tobin
      (Authorized Signature)                          (Authorized Signature)
   Sales Accounting Division Manager                  Senior Manager Purchasing
  September 30, 1999                                  September 30, 1999

Exhibit 10.24

                           AGREEMENT FOR THE PROVISION
                         OF TELECOMMUNICATIONS SERVICES

                                     BETWEEN

                            SOCIETE INTERNATIONALE DE
                        TELECOMMUNICATIONS AERONAUTIQUES

                                       AND

                          GALILEO INTERNATIONAL, L.L.C.









Proprietary Notice:

(C) COPYRIGHT SITA 1999



No part of this document may be reproduced, transmitted, or otherwise disclosed in any form or by any means for any purpose except as expressly authorized in writing by SITA.

                                          Table of Contents

AGREEMENT FOR THE PROVISION OF TELECOMMUNICATIONS SERVICES
                                                                      Page
1.   Scope                                                            5
2.   Duration                                                         6
3.   Notice                                                           6
4.   Other Terms                                                      7

GENERAL TERMS AND CONDITIONS

DEFINITIONS                                                           8
ARTICLE 1       PROVISION OF SERVICES                                 9
ARTICLE 2       SUPPORT SERVICES                                      10
ARTICLE 3       ORDERING PROCEDURE                                    11
ARTICLE 4       EQUIPMENT                                             12
ARTICLE 5       CHARGES PAYABLE TO SITA                               13
ARTICLE 6       WARRANTIES & LIABILITY                                15
ARTICLE 7       FORCE MAJEURE                                         18
ARTICLE 8       TERMINATION                                           18
ARTICLE 9       PATENTS, COPYRIGHTS AND OTHER INTELLECTUAL PROPERTY
                   RIGHTS                                             19
ARTICLE 10      CONFIDENTIALITY                                       20
ARTICLE 11      MODIFICATION OF AGREEMENT                             21
ARTICLE 12      SUBCONTRACTING                                        21
ARTICLE 13      BINDING EFFECT, SUCCESSORS AND ASSIGNS                21
ARTICLE 14      SEVERABILITY                                          22
ARTICLE 15      WAIVER                                                22
ARTICLE 16      GOVERNING LAW AND ARBITRATION                         22
ARTICLE 17      COMPLIANCE WITH LAWS                                  23
ARTICLE 18      STANDARD OF CONDUCT                                   23

SERVICE SCHEDULES: DATA TELECOMMUNICATIONS

     AX.25 Direct Access                                              24
     CPE Access                                                       25
     Electronic Commerce - Trading Services                           26
     Frame Relay Access                                               27
     Global Messaging - GMS Fax Service                               28
     Global Messaging - GMS Mail Service                              29
     Global Messaging - SITATEX Service                               30
     Global Messaging - Type B Messaging Service                      31
     Global Messaging - X.400 Service                                 32
     High Speed Data Service                                          33
     Intranet Connect                                                 34
     ISDN Dial Back-Up                                                35


SERVICE SCHEDULES: DATA TELECOMMUNICATIONS - cont'd                   Page

     LAN Access                                                       36
     Link Service                                                     38
     P1024B/C Direct Access                                           39
     Point-To-Point Protocol Dial Access                              40
     Remote LAN Access                                                41
     SDLC Direct Access                                               42
     Type B Messaging Service                                         43
     X.25 Direct Access                                               44
     X.25 Private Dial Access                                         45
     X.28 Dial Access                                                 46

SUPPORT SERVICES

     1.  Customer Support Help Desk                                   47
     2.  Escalation Procedure                                         48

PRICING SCHEDULE

    ARTICLE 1     Telecommunications Operator Charges - General       50
    ARTICLE 2     MDNS Leased Line Connection Requirements            51
    ARTICLE 3     Remote Access Services                              56
    ARTICLE 4     Frame Relay Access Service                          59
    ARTICLE 5     LAN Access Service                                  60
    ARTICLE 6     Intranet Connect Service                            62
    ARTICLE 7     US Domestic Charges                                 64
    ARTICLE 8     Switzerland                                         68
    ARTICLE 9     HTDS                                                70
    ARTICLE 10    Global Messaging Services                           71
    ARTICLE 11    Electronic Commerce - Trading Services              73
    ARTICLE 12    Customer Premises Equipment                         74
    ARTICLE 13    Management only of Customer Provided Routers        76
    ARTICLE 14    Guaranteed Minimum                                  77
    ARTICLE 15    Validity                                            78

           AGREEMENT FOR THE PROVISION OF TELECOMMUNICATIONS SERVICES


Between:

Societe   Internationale   de   Telecommunications   Aeronautiques,   a  Belgian
cooperative company having its registered office at 14, avenue Henri Matisse, 1140 Brussels, Belgium, under number RC 217.548 ("SITA").

And:

Galileo International L.L.C., a Delaware limited liability company having its registered office at 9700 West Higgins Road, Rosemont, Illinois, 60018, United States of America ("Customer" or "Galileo").


1.     Scope

SITA and the Customer hereby enter into this Agreement for the Provision of Telecommunications Services ("the Agreement"). The Agreement is comprised of the following:

o        this Agreement document
o        the General Terms and Conditions
o the Service Schedule(s), describing the Services offered to the Customer
o        the Support Services Schedule
o        the Pricing Schedule
o        the statement regarding the Performance  Level  Schedule
o        the  Historical  Local Access Line Schedule
o        any other SITA document referred to in one of the above.

The Customer agrees that throughout the term of this Agreement, they will not directly or indirectly connect to the SITA Network, resell, or in any other way provide or allow access to the Service, or a part of it, to any third party who is not an Authorized User (as defined below). Any breach of that provision by the Customer will be considered as a material breach of this Agreement.

For the purposes of this Agreement, "Authorized User" includes any or all of the following: (1) any Affiliate of Galileo ("Affiliate" means an entity that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with Galileo.); (2) any Subscriber ("Subscriber" means an entity in the air transport community and/or travel industry that is a party to an agreement with Galileo (or an Affiliate) whereby such entity is permitted to access the computerized reservation service system operated by Galileo; (3) any Vendor ("Vendor" means an entity that is a party to an agreement with Galileo (or an Affiliate) whereby such entity is permitted to display its products and/or services on the computerized reservation service system operated by Galileo; and (4) any Distributor ("Distributor" means any entity appointed by Galileo as a distributor of its services within a defined geographic region.); and (5) any other entity that the parties have mutually agreed in writing to consider as an "Authorized User".

2.       Duration

The Initial Term of the Agreement will be three (3) years (the "Initial Term") commencing the first (1st) day of January 2000 (the "Effective Date"). It will then be automatically renewed for successive one (1) year terms, unless either Party gives written notice to the other Party of its intention to terminate the Agreement at least six (6) months prior to the end of the Initial Term or any renewal thereof.

3.     Notice

Any notice, by either Party to the other, must be in writing and will be deemed to have been duly given if delivered personally or by registered mail, addressed to the other Party at the following address, or at such other address as such Party hereto may hereafter specify to the other Party pursuant to the provisions of this Article 3:

The Customer                                         SITA
Attn:  Legal Dept.                                   Attn: Secretary General
Galileo International                                14, avenue Henri Matisse
5350 S Valentia Way                                  1140 Brussels
Greenwood Village, CO 80111                          Belgium
USA
                                                     With copy to:
                                                     ------------
                                                     SITA
                                                     Attn:President-The Americas
                                                     3100 Cumberland Blvd.
                                                     Suite 200
                                                     Atlanta, GA  30339
                                                     USA

4.     Other Terms

The Customer agrees to all terms and conditions of this Agreement including all the documents specified in Article 1 above and forming part of this Agreement, and in particular the terms of Article 16 of the General Terms and Conditions regarding Governing Law and Arbitration.



The Customer:                               SITA:

Name:                                       Name:  Nick J. Morrell

Title:                                      Title:    President - The Americas

/s/                                         /s/
(Signature)                                 (Signature)


Date:                                                Date:

                          GENERAL TERMS AND CONDITIONS

These General Terms and Conditions govern the relationship between the Customer and SITA in relation to the supply of the Services.

Definitions

"Connection" means a connection to the SITA Network via Local Access Lines or by dial-in access of equipment located at the offices of the Customer (workstation, computer equipment or any other terminal equipment), where SITA provides the Service to the Customer.

"Connection Request" or "Service Request Form" means a form, as described in the SITA Services Ordering Procedure (as updated from time to time), submitted by the Customer to SITA in accordance with the provisions of Article 3, by which the Customer requests a Connection.

"Date of Connection" means the date on which SITA has installed a Connection and performed the tests confirming that the Services are functioning at such Connection, based on the "cutover" rules as defined in SITA's Tariff of Products and Services ("TOPS").

"Equipment" means any equipment including software, required to link a Connection to the SITA Network via the Local Access Line or dial-in access, such as, but not limited to, modems or routers and provided by SITA to the Customer in connection with the Service.

"ISDN" means the integrated services digital network, a digital switched network operated in a telecommunications operator at speeds up to 384 kilobits per second.

"Local Access Line" means those dedicated telecommunications circuits or other capacities leased from a Telecommunications Operator which permit the permanent link of a Connection to the appropriate node of the SITA Network where such connection is required in order to provide a Service hereunder.

"Local Access Lines Equipment" means any equipment ancillary to the Local Access Lines, which is not provided and/or owned by SITA or the Customer but which is ordered by SITA from a Telecommunications Operator or another third party, to enable the Customer to access the Service.

"PSTN" means the public switched telephone network, a voice network operated by a Telecommunications Operator.

"Service" means the services described under this Agreement and more specifically in the Service Schedule(s) which SITA provides to the Customer as per the terms of this Agreement and as specified in a Connection Request or Service Request Form.

"SITA Network" means the telecommunications network which SITA presently or in the future, owns, leases or shares and uses for itself and/or on behalf of its users, excluding the Local Access Lines and Local Access Lines Equipment.

"SITA Services Ordering Procedures" means the manual published and updated from time to time by SITA, containing the necessary information for submitting orders, including Service Request Forms.

"Tariff of Products and Solutions" or "TOPS" means the SITA price list as modified from time to time by SITA during the term of this Agreement or such other charging methods as may be adopted from time to time in lieu of the previous price list.

"Telecommunications Operator" means a governmental or non governmental entity, authority or enterprise which (i) is empowered to own/lease and operate telecommunications circuits or other capacities and to lease said circuits or capacities to parties such as SITA and the Customer and/or (ii) is empowered with the administrative or jurisdictional powers necessary for regulating the telecommunications market. "Telecommunications Operator" may refer to the regulatory authority, the national carrier or any telecommunications operator.


ARTICLE 1 - Provision of services

1.1 As requested and directed by Customer, SITA will supply the Customer with the Services described in the Schedules attached to the Agreement (the "Service Schedules") and these General Terms and Conditions.

1.2 Unless the parties have agreed on specific dates for the installation of a Connection in an Implementation Schedule signed by the parties, SITA will implement promptly the Service or any Service Request received from the Customer.

1.3 The Customer agrees to follow SITA's reasonable instructions as to the use of the Service and other operational procedures.

1.4 On a few occasions during each year, for maintenance purposes, upgrades of our network equipment, and other reasons, SITA may have to interrupt or reduce the Service in certain areas. Such interruptions are very short and will usually take place in accordance with the change management procedures agreed by the parties from time to time and at times when they will cause little disturbance to the Service. In such an event, SITA will give the Customer reasonable notice of the period during which the Service will be interrupted or reduced and will restore the Service as soon as possible.

1.5 Without prejudice to (i) the "Guaranteed Minimum" under Article 14 of the Pricing Schedule; and (ii) Customer's responsibility for payment of any charges associated with any applicable minimum duration periods specified by this Agreement for certain Services; Customer may elect to add, change, or discontinue any of the Services (or portions thereof), provided that Customer gives SITA at least 30 days (or such other period of time as the parties may agree) prior written notice thereof.


ARTICLE 2 - Support services

2.1 In addition to the Services described in the Service Schedules, SITA will, on behalf of the Customer:

         o order from the relevant Telecommunications Operator the Local Access Lines required to provide the Service to the
               Customer
         o test the Local Access Lines before or at the time of the installation of a Connection
         o pay to the Telecommunications Operator all charges, fees and taxes relative to the lease and usage of Local Access Lines and recharge such amounts to the Customer pursuant to the provisions of Article 5
         o supervise the Local Access Lines, report to the Telecommunications Operator faults and failures related to services provided by the Telecommunications Operator, and follow-up the Telecommunications Operator repair services.

2.2 In the alternative to Article 2.1, following written notice to SITA, the Customer may elect to order from the relevant Telecommunications Operator the Local Access Lines required to provide the Service to the Customer, in which case the Customer will receive the invoice directly from the relevant Telecommunications Operator, and the Customer (rather than SITA) will be responsible for the obligations set forth in Article 2.1, with necessary adaptations.

2.3 Where SITA is not authorized or permitted by local regulations to order and lease Local Access Lines, SITA will promptly inform the Customer, so that the Customer can order and pay for such Local Access Lines. In such event, the Customer will give to SITA a copy of its order to the Telecommunications Operator and all related documentation. Upon SITA's reasonable request, the Customer agrees to inform SITA of the status of such order and the availability date for the Local Access Lines.

2.4 When SITA is to order the Local Access Lines Equipment necessary to implement the Service from the Telecommunications Operator, the provisions of Articles 4.2, 4.3, 4.4, and 4.5 will be applicable as if all references therein to Equipment were to Local Access Lines
         Equipment and as if all references to SITA were references to the Telecommunications Operator. Should SITA be prevented from ordering such Local Access Lines Equipment, the Customer will be responsible for it as per the terms of Article 2.3.

2.5 The Customer agrees to pay to SITA the charges related to the rental of the Local Access Lines Equipment, as specified in Article 5. In relation to the supply of Local Access Lines and Local Access Lines Equipment, a Telecommunications Operator will not be regarded as acting as a sub-contractor of SITA.

2.6 The SITA customer support help desk facilities and escalation procedures are available to the Customer, to obtain technical advice and guidance on the operation and use of the Service and also for the reporting of Service faults, as described in the Support Service Schedule.

2.7 SITA hereby represents and warrants to Customer that the attached Historical Local Access Line Cost Schedule accurately sets forth the monthly average costs invoiced to Customer for Customer's Local Access Lines over the period July 1998 through October 1999, which reflected the then current geographic distribution of Customer's connections and the relevant Telecommunications Operator charges as they were invoiced to SITA.


ARTICLE 3 - Ordering procedure

3.1 When wishing to receive a Service at a new location, the Customer will complete the Connection Requests provided by SITA in the SITA Services Ordering Procedure, or any other procedure as agreed in writing between SITA and the Customer. For the Customer's convenience, the latest versions of the Connection Requests are available, in electronic format, from the SITA Service Delivery Department database. All instructions for the completion of a Connection Request, are contained in the SITA Service Ordering Procedure manual.

3.2 Any order for Equipment or Service placed by the Customer will be automatically subject to the present terms and conditions, which will override any other terms and conditions referred to expressly or implicitly by the Customer or SITA, including but not limited to the Customer's purchase order or any other form of writing.

3.3 The Customer understands that local laws and regulations may, in some places, impose restrictions on the availability of certain Services ordered by the Customer. SITA will inform the Customer of such restrictions.

3.4 Subject to the prior written agreement among SITA, the Customer and the Distributor concerned, if a Distributor who is a member of SITA orders any Services on behalf of Subscribers, SITA will charge the Customer (rather than the Distributor) for such Services at the applicable rates specified in the attached Pricing Schedule.


ARTICLE 4 - Equipment

4.1 If requested by the Customer and subject to the further terms and conditions of this Agreement, SITA will, where permitted by local regulations, provide and install the Equipment necessary for the provision of the Service. Where local regulations do not allow SITA to provide Equipment, the parties will agree whether this Equipment will be ordered from the Telecommunications Operator by SITA on behalf of the Customer or will be provided by the Customer. Where the Equipment is provided by the Telecommunications Operator, SITA will pay all applicable fees associated with that Equipment and will charge those fees back to the Customer, pursuant to the provisions of Article 5.

4.2 When as part of the Service, the parties have agreed on the provision of certain Equipment, SITA will be responsible for installation of such Equipment (except as otherwise agreed in writing by the parties). To permit the installation of the Equipment and the provision of the Service, the Customer agrees to prepare the site where the Equipment is to be installed (provision of space, power supply, electrical installations and cabling), to give SITA or its subcontractor access to the premises where the Equipment is to be installed or maintained and, if necessary, to authorize SITA or its subcontractor to disconnect and remove any other equipment and/or obtain every necessary consent or authorization required for the performance of this Agreement.

4.3 The Customer agrees that any Equipment supplied by SITA remains the exclusive property of SITA. The Customer agrees to be responsible to SITA for any damage to or loss of the Equipment, from the moment of its delivery to the Connection.

4.4      The   Customer   undertakes   to  follow  (i)   SITA's;   or  (ii)  the
         manufacturer's instructions that are actually delivered to the Customer; regarding the operation, care, use and environmental conditions of any Equipment located on the premises of the Customer or any Authorized User. The Customer agrees not to disconnect, remove, alter, interfere or make any modification to such Equipment or use it in conjunction with other equipment incompatible with the Equipment or Services provided by SITA. Except for fair wear and tear, the Customer will ensure that the Equipment is returned to SITA in good working order and condition.

4.5 The Customer will ensure that all Customer-provided equipment conforms and continues to conform to technical standards and communications protocols compatible with the operation of the SITA Network. Upon request by the Customer, SITA will: (a) provide to the Customer technical specifications for the Equipment and communication protocols used; and (b) be available to the Customer to answer questions about any of the foregoing. Unless otherwise agreed in writing between the parties, the Customer will remain responsible for the operation, maintenance, and management of such equipment.

4.6 SITA will provide management of Customer-provided equipment in accordance with Article 13 of the Pricing Schedule. Upon mutual agreement of the parties on a case-by-case basis, SITA management at additional sites for Customer-provided routers and for additional types of Customer-provided equipment may be added by way of an amendment to this Agreement.

4.7 Every visit to a location and intervention on the Equipment which is made necessary by: (a) improper treatment or use of Equipment by the Customer,(b) servicing and maintenance other than normal servicing performed by SITA or its sub-contractor, (c) modifications which have not been carried out by SITA or its sub-contractor, (d) failure by the Customer to meet (i) SITA's or (ii) the manufacturer's instructions that are actually delivered to the Customer, (e) negligence by the Customer, will be charged separately to the Customer, in addition to the charges set forth in the Price Schedule, for any material or Equipment expenditures and on an hourly basis.


ARTICLE 5 - Charges payable to SITA

5.1 All charges payable by the Customer in consideration for the Services provided by SITA will be invoiced at the rates specified in the Pricing Schedule. All charges for telecommunications services will commence on the Date of Connection. Where SITA is not responsible for the installation work which is to be performed at the Customer's premises, charges will commence seven (7) days after completion of the configuration of the port on the SITA Network.

5.2 The Customer agrees to reimburse SITA for all charges corresponding to Local Access Lines and Local Access Lines Equipment (including any charge for the installation of the Local Access Lines, rental charges, PSTN usage charges, and SITA's standard circuit-related management charges) (the "Telecommunications Operator Charges"). SITA's standard circuit-related management charges refers to the *** administration and handling charge added to the pass through circuit charges based on the Telecommunications Operator Charges. In order to verify the accuracy of SITA's invoices to the Customer for Telecommunications Operator Charges, the Customer may request from SITA, on a monthly basis, substantiating Telecommunications Operator invoices to SITA for up to three (3) countries, subject to a maximum of one (1) such verification for the same country during a six (6) month period if the scope of that verification covered the majority or all of the Local Access Lines in that country. If, following any such monthly verification by the Customer, the Customer considers that further justification or investigation is needed, the Customer may escalate the matter to the parties' regional Presidents for discussion and resolution of any issues within sixty (60) days.

5.3 All charges (including the charges referred to in Article 5.2 above), will be invoiced by SITA monthly and are payable by the Customer in United States dollars within thirty (30) days from the Customer's receipt of the invoice.) If the Customer does not pay any undisputed invoice in full within this thirty (30) day period, interest on any unpaid amount will automatically and without further notice accrue, on a day basis, commencing on the end of the thirty (30) day period up until the date on which payment is received by SITA. The rate of such late payment interest will be equal to the LIBOR 12 months rate (as quoted by Barclays Bank PLC from time to time and published by Reuters Services), multiplied by:

o        125% for amounts due for over 30 days,
o        150% for amounts due for over 60 days,
o        175% for amounts due for over 90 days.

         Notwithstanding any provision to the contrary in this Agreement, SITA will permit the Customer a four (4)-month grace period commencing from the first month under this Agreement month (i.e. January 2000 through April 2000 inclusively), during which the Customer may pay its invoices within forty-five (45) days of receipt of the invoice, without accruing interest.

5.4 Notwithstanding Articles 5.1 through 5.3, with regard to amounts the Customer in good faith disputes the Customer will notify SITA in writing of such disputed charges and the reason for such dispute. SITA will investigate the disputed charges and will, within thirty (30) days from the date of the Customer's notice, either adjust all or a portion of the disputed amount, or provide the Customer with written notice explaining the reason why all or any portion of the disputed charges are correct and copies of documentation substantiating such charges and explanation. Pending resolution of any dispute, the Customer will be entitled to deduct from any invoice the amount in dispute. Payment for the correct charges indicated in such SITA explanation is due within thirty (30) days after the date on such notice, unless the Customer in good faith continues to dispute such amounts. In the event such disputed amounts total in the aggregate more than one million five hundred thousand United States dollars (USD 1,500,000), the Customer will pay such disputed amounts into an interest-bearing escrow account. Upon resolution of the dispute, the Customer and SITA will allocate the money in the escrow account, plus any interest earned on such money and any fees relating to the opening and maintaining the escrow account, according to the resolution of the dispute.

5.5 Any claim for payment or credit under this Agreement must be brought by the party asserting such claim within two (2) years from the date on which the claim arose.

5.6 The charges set forth in this Agreement do not include any country, state, departmental, city, local, or other taxes imposed on the Services however designated. The Customer will be responsible for any such taxes paid or payable by SITA with respect to the Services (net of any reclaimable taxes or applicable credits), irrespective of the country or authority to which such taxes are paid or payable. Within fifteen (15) business days from the date of Customer's request, SITA will provide to the Customer invoices for such taxes.

5.7 In the event the Customer wishes to dispute any charge imposed by a tax authority or a Telecommunications Operator, SITA will cooperate with the Customer and provide reasonable assistance as may be required.
--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

5.8 Upon reasonable notice to SITA and subject to SITA's confidentiality obligations to its other customers and its reasonable security precautions, the Customer will have the right, on an annual basis and at its expense, to have an independent auditor conduct an audit of SITA's records at a mutually agreed location during normal business hours to verify that the charges invoiced to the Customer under this Agreement have been in accordance with the Pricing Schedule and other terms of this Agreement. In the event such an audit discloses that the Customer has been overcharged, the Customer will provide SITA documentation substantiating such overcharge, and SITA will credit the Customer's account for future amounts due. If, following any such annual audit by Customer, Customer considers that further justification or investigation is needed in order to prevent future invoicing errors, Customer may escalate the matter to the parties' regional Presidents for discussion and resolution of any issues within sixty (60) days.

ARTICLE 6 - Warranties & liability

6.1 SITA warrants that it will use the reasonable care and skill that can be expected of a competent telecommunications provider.

6.2 SITA warrants that it will take necessary action and provide resources to enable all software (including software and any firmware), hardware, networks and equipment over which it has Control used in connection with the provision and operation of the Service ("SITA Systems") to be Year 2000 Compliant. In respect of relevant systems that SITA does not Control, including without limitation, all relevant systems operated by, or proprietary to telecommunications operators and third party interfaces, SITA will endeavor to obtain a Year 2000 Compliance statement from the relevant suppliers and will advise the Customer as to the results thereof and thereafter keep the Customer informed of changes in status. SITA will use reasonable endeavors to mitigate any fault in the Service caused by the non-Year 2000 Compliance of any systems it does not Control but will not be liable to the Customer for any loss or damages in the event that any such non-Year 2000 Compliance causes a fault in, or the non-availability of the Service. The Customer will ensure that any of its programs or systems or data into which the SITA Systems used in the provision and operation of the Service will communicate or integrate, are Year 2000 Compliant. SITA will not be liable for any faults in or non-availability of Service or SITA Systems provided under this Agreement which arise out of non-Year 2000 Compliance except to the extent expressly provided above. Furthermore, SITA will have no liability under this warranty for any breach arising from the use of non-Year 2000 Compliant third party or Customer systems or data with SITA Systems.

         For the purposes of this warranty, SITA will be deemed to "Control" a SITA System if it operates and owns the SITA System, including the intellectual property rights thereto, and "Year 2000 Compliant/ce" means the ability to accurately process date data from, into and between the twentieth and twenty-first centuries and accurately perform leap year calculations. Interfaces of all SITA Systems used in connection with the provision and operation of the Service will comply with either the ISO 8601 date format or, where applicable, the IATA Information Management Committee (IN4C) date format. This warranty is to be read in conjunction with all other terms and conditions of the Agreement and will apply to any Exhibits or future amendments which are or may be made hereto. This warranty supersedes any previous statement or contractual commitment made by SITA relating to the subject matter hereto.

6.3 Warranty Disclaimer. In this service Agreement, the warranties set forth at Articles 6.1 and 6.2 are in lieu of any other warranty of any kind, express or implied, statutory or otherwise, including, without limitation, any warranty for latent defects or warranty as to fitness for a particular purpose.

6.4 LIMITATION OF LIABILITY. NEITHER PARTY WILL BE LIABLE TO THE OTHER FOR ANY INDIRECT, SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGE, LOSS OF REVENUE, PROFIT OR GOODWILL, EITHER IN CONTRACT, TORT OR OTHERWISE, EVEN WHEN SUCH DAMAGE WAS CAUSED AS A RESULT OF SUCH PARTY'S OR ITS SUBCONTRACTORS' GROSS NEGLIGENCE.

6.5 LIMITATION OF LIABILITY. EACH PARTY'S LIABILITY TO THE OTHER, PER EVENT OR SERIES OF CONNECTED EVENTS GIVING RISE TO LIABILITY IN TORT OR FOR BREACH OF CONTRACTUAL OBLIGATIONS, WILL NOT EXCEED, PER CONTRACTUAL YEAR, A TOTAL AMOUNT OF THE LESSER OF: (A) *** UNITED STATES DOLLARS (USD ***); OR (B) *** OF THE SERVICE CHARGES ACTUALLY PAID BY CUSTOMER TO SITA DURING THE *** PERIOD PRECEDING THE CLAIM. CUSTOMER AND SITA EXPRESSLY ACKNOWLEDGE AND AGREE THAT THE LIMITATIONS AND EXCLUSIONS CONTAINED HEREIN REPRESENT THE PARTIES' AGREEMENT AS TO THE ALLOCATION OF RISK BETWEEN THE PARTIES IN CONNECTION WITH SITA'S OBLIGATIONS UNDER THIS AGREEMENT. THE PAYMENTS PAYABLE TO SITA IN CONNECTION HEREWITH REFLECT THIS ALLOCATION OF RISK AND THE EXCLUSION OF CONSEQUENTIAL DAMAGES IN THIS AGREEMENT.
--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.


6.6 Nothing in this Agreement will be interpreted as excluding or limiting either party's liability in case of death or personal injury.

6.7 SITA and Customer each will defend, indemnify, and hold harmless the other and its affiliates, and any Authorized Users, and their respective officers, employees, and agents against and from all claims, suits, judgments, losses, damages, fines or costs (including reasonable attorneys fees and expenses) resulting from any claim, suit or demand by any third party arising out of (i) the death or bodily injury of any agent, employee, customer, or business invitee of the indemnitee; or
         (ii) the damage, loss, or destruction of any tangible property, plant, or equipment of the indemnitee (collectively referred to as a "Claim"), in the event and to the extent that such Claims result from the negligent or otherwise wrongful acts or omissions of the indemnifying party, or its agents, subcontractors or service representatives, during the course of performance under this Agreement.

         Further, Customer will defend, indemnify, and hold harmless SITA and SITA's affiliates and their respective officers, employees and agents against and from all Claims, in the event and to the extent that such Claims result from the negligent or otherwise wrongful acts or omissions of an Authorized User, or its agents, subcontractors or service representatives, in connection with this Agreement.

         The indemnifications under this Article 6.7 are subject to the other terms and conditions of this Agreement, including the limitations under Articles 6.4 and 6.5 in case of damage to tangible property, plant or equipment of an indemnitee. The obligations under this Article 6.7 will survive the termination of this Agreement.

6.8 Each party agrees that it will be responsible for any damage to or destruction of any property, plant, or equipment belonging to the other (or any Authorized User) that is caused by such party or its affiliate or its subcontractor.

ARTICLE 7 - Force majeure

7.1 Except as other-wise specified in this Agreement, events of force majeure and other unforeseeable events or situations beyond the control of a party hereto, will relieve such party from its obligations imposed by this Agreement which may not be performed as a result thereof, for so long as such event, or its consequences, continue. The other party will have no right to claim or receive damages for any nonperformance of its contractual obligations by such party resulting from an event of force majeure.

7.2 In the event that any or both of SITA and/or the Customer is/are unable, as a result of an action or omission by a Telecommunications Operator, or any other governmental authority, to lease, obtain or provide the Services governed by this Agreement, including, among others, the Local Access Lines, Local Access Lines Equipment and Equipment, or is prevented from importing Equipment in to a country, such inability will (unless it results from the negligence or willful misconduct of the party not performing) be deemed to constitute an event of force majeure and, as such, will not constitute a breach of this Agreement.


ARTICLE 8 - Termination

8.1 Where the Customer is a member of SITA, SITA may terminate this Agreement without notice if, pursuant to the terms of SITA's Articles of Association, the Customer ceases to be a member of SITA.

8.2 Either party may immediately terminate this Agreement by giving notice in writing to the other party, in the following events:

         (a) if the other party commits any material breach, non-observance or non-performance of its obligations hereunder and does not remedy the same within thirty (30) days of receipt of written notice of such failure or breach

         (b) if an order is made or an effective resolution is passed for the dissolution or winding up of the other party except for the purposes of an amalgamation, reorganization, bulk transfer of assets or merger

         (c) if a creditor takes possession of or a receiver is appointed over the whole or any material part of the undertaking or assets of the other party

         (d) if the other party becomes insolvent or makes any special or general assignment for the benefit of its creditors or is the subject of a voluntary or involuntary (not discharged within 60 days) filing under the bankruptcy laws of any jurisdiction.

8.3 On termination of this Agreement for any reason whatsoever, each party will (except as otherwise agreed) return forthwith to the other any and all Equipment, Local Access Line Equipment, or other property of whatever kind and nature, provided by a party hereto for the delivery of a Service under this Agreement.

8.4 (a) SITA acknowledges that upon termination or expiration of this Agreement, a successor service provider may be retained by the Customer to provide telecommunications services. Subject to paragraph (b) of this Article 8.4, SITA agrees to cooperate with the Customer in order to allow an orderly and efficient transition to the successor service provider.

         (b) Upon the termination or expiration of this Agreement other than for the Customer's failure to pay or to be a member of SITA, SITA will continue to provide telecommunications services to the Customer at the charges set forth in SITA's Tariff of Products and Solutions ("TOPS"). Upon mutual written agreement of the parties as to scope and applicable charges, transition services may also include (i) consulting services in relation to the transition to be carried out; and (ii) the sale to the Customer or assumption of leases by Customer of/for Equipment previously made available to Customer by SITA under this Agreement.

8.5 Notwithstanding any provision to the contrary in this Agreement, upon termination of this Agreement, the Customer may offer employment to any SITA employee who is then dedicated to providing the Services to the Customer.


ARTICLE 9 - Patents, copyrights and other intellectual property rights

9.1 The Customer recognizes that all intellectual property rights in the software programs or other materials provided by SITA to the Customer pursuant to this Agreement, are either licensed to, or are the property of SITA, and nothing contained herein will be deemed to convey any title or ownership interest therein to the Customer. The Customer's only right with respect to such intellectual property rights belonging to or licensed to SITA, is the right to use such intellectual property rights in relation to the Services provided by SITA and in accordance with the provisions of this Agreement.

9.2 If at any time, an allegation of infringement of copyright or other intellectual property right is made against the Customer by a third party in respect of the Service or Equipment, the Customer undertakes to immediately inform SITA of such alleged infringement or claim. SITA will then have the right to replace or modify the Equipment or any infringing part of the Service so as to avoid the infringement, provided that such modification does not substantially alter the Service as previously rendered to the Customer. Should this be insufficient to prevent damages from occurring, SITA undertakes to defend, indemnify, and hold the Customer harmless from any claims, suits, judgments, losses, damages, costs and expenses (including reasonable attorneys fees) resulting from any claim(s) brought by a third party for alleged infringement of its intellectual property rights, provided that the Customer does not make any admission as to the claim(s) or other statement prejudicial to SITA and in due course authorizes SITA to start negotiating or litigating on the Customer's behalf. The Customer agrees to give SITA all reasonable assistance in such negotiation or litigation.


ARTICLE 10 - Confidentiality

10.1 The Customer and SITA acknowledge that they will receive confidential information and trade secrets (the "Confidential Information") from each other in connection with this Agreement. The Confidential Information will be deemed to include all the information each party receives from the other, provided such information is in written or other tangible form that is clearly marked as "proprietary" or "confidential", or, if disclosed orally, is identified as proprietary or confidential at the time of disclosure. The Customer and SITA agree to maintain the secrecy of the Confidential Information and agree neither to use it (except for purposes of performing hereunder) nor to disclose it to anyone outside the Customer or SITA or to anyone within the Customer or SITA other than employees, consultants, or professional advisors who have a need to know it in order to perform under this Agreement. Moreover, the parties hereto acknowledge and confirm that the contents of, and their performance under this Agreement constitute, for the purposes of this Article 10, Confidential Information.

10.2 Confidential Information will not include any information which is publicly available at the time of disclosure or subsequently becomes publicly available through no fault of the Customer or SITA, or is rightfully acquired from a third party who is not in breach of an agreement to keep such information confidential. Disclosure of Confidential Information will not violate the confidentiality obligations imposed by this Article to the extent that Confidential Information must be disclosed pursuant to a court order or as required by any regulatory agency or other government body of competent jurisdiction. Disclosure may be made in response to an informal regulatory requirement/order if it is limited to this Agreement and the attachments hereto. A party required or ordered to disclose the other party's Confidential Information will notify the other party immediately upon receipt of such an order or requirement to disclose and use its best efforts to resist, or to assist the other party in resisting, such disclosure and, if such disclosure must be made, to obtain a protective order or comparable assurance that the Confidential Information disclosed will be held in confidence and not be further disclosed absent the original disclosing party's prior written consent.

10.3 Neither party may release any information to the public concerning this Agreement or its existence without the prior written consent of the other party with respect to both the content and the timing of such announcement.


ARTICLE 11 - Modification of Agreement

        No waiver or modification of this Agreement or of any of its provisions, will be valid unless in writing and executed by duly authorized representatives of both parties.


ARTICLE 12 - Subcontracting

        The Customer agrees that SITA has the right to subcontract all or part of its obligations hereunder. The use of any sub-contractor will not modify
SITA's obligations towards the Customer. Upon the Customer's request, SITA agrees to inform the Customer of any subcontractor used.


ARTICLE 13 - Binding effect, successors and assigns

13.1 This Agreement may not be assigned by either party without the prior consent of the other party, which will not be unreasonably withheld. Notwithstanding the foregoing, the Customer may assign this Agreement to a present or future Affiliate or successor-in-interest ("Successor Entity") provided such Successor Entity (i) has a creditworthiness rating equal to or greater than the Customer's; (ii) is not a competitor of SITA; (iii) meets SITA's then current membership requirements; (iv) assumes all of the rights and responsibilities of the Customer, without exception, upon any such assignment.

13.2 Subject to Article 13.1 all the terms and conditions of this Agreement will be binding and will inure to the benefit of the parties and their respective permitted successors and assigns.

ARTICLE 14 - Severability

         If one or more provisions of this Agreement is at any time found to be invalid by a court, arbitral tribunal or other forum of competent jurisdiction or is otherwise rendered unenforceable, such provision or provisions will be severable from this Agreement so that the validity or enforceability of the remaining provisions of this Agreement will not be affected.


ARTICLE 15 - Waiver

        The failure of either party to enforce any provision of this Agreement or to exercise any power given to it under this Agreement will not waive its right subsequently to enforce such provision or exercise such right.


ARTICLE 16 - Governing law and arbitration

16.1 This Agreement will be governed by and construed in accordance with the laws of New York, without regard to principles of conflict of laws.

16.2 All disputes arising out of or in connection with this Agreement will be finally settled under the Rules of Conciliation and Arbitration of the International Chamber of Commerce by a single arbitrator appointed in accordance with the said rules. The parties hereto request the ICC Court of Arbitration to attempt to appoint an arbitrator who is knowledgeable in the area of telecommunications; if no such arbitrator can be appointed, the normal appointment process will apply.

16.3 The arbitration will take place in New York, New York in the English language.

16.4 Notwithstanding Article 16.2, to the extent that any violation of the provisions of this Agreement may cause irreparable injury to a party hereto, that party shall, in addition to any other remedies available to it, be entitled to seek injunctive relief, specific performance, or any other equitable remedy.


ARTICLE 17 - Compliance with Laws

         SITA agrees that it will comply with all applicable laws in connection with its provision of the Services.



ARTICLE 18 - Standard of Conduct

         SITA will ensure that the service representatives of SITA and its subcontractors will at all times while on the premises of Customer or of any Authorized User conduct themselves in a professional manner and in a manner such as will preserve or enhance Customer's goodwill with its employees and Authorized Users.

                   SERVICE SCHEDULES: DATA TELECOMMUNICATIONS

AX.25 DIRECT ACCESS


Optimized data networking for the air transport and travel industries

o AX.25 is a derivative of the ITU-T, X.25, 1984 protocol adapted specifically for the air transport industry in conjunction with IATA.
o AX.25 can carry different airline-specific protocols (Type A and Type B) over the same host connection. It operates using permanent virtual circuits, and individual Logical Channel Numbers (LCN) are assigned to the different traffic types.
o AX.25 provides a local connection into our global network via Local Access Lines. At the remote site, terminals can be connected using our P1024B/C Direct Access, which supports AirLine Control (ALC) P1024B and Universal Terminal System (UTS) P1024C devices. The AX.25 connections can be used for both host-to-host and terminal-to-host applications.


Typical applications

AX.25 Direct Access is suitable for most air transport and travel industry applications such as:

o        Airline reservation systems access for airline offices
o        Airline check-in at airports
o        Baggage tracking


Key service features

o        Multiple access speeds: from 2.4 to 56/64 Kbps (depending on location)
o Multiple packet size negotiation: Up to 1024 bytes and non-standard packet sizes (240 bytes) maximizes throughput for particular applications.
o Window size negotiation: Send and receive window sizes supported with values from one to seven to improve performance.


Options

o Agent Set Control Unit multiplexing: One ASCU per logical channel number or groups of ASCUs with the same protocol (P1024B or P1024C).

  Service availability is subject to local technical and regulatory conditions

CPE Access


Fully managed service

CPE  Access  extends  your   networking   capabilities   by  providing   managed
concentration devices equipment on your premises.

Our CPE Access service consists in installing, managing and maintaining the concentration devices on your premises.

CPE Access allows you to link multiple terminals and hosts to our network over a single Local Access Line ordered from the local Telecommunications Operator. By reducing the number of Local Access Lines connections needed to and from each office to connect to the network, CPE Access significantly lowers your costs.

CPE Access meets today's requirements for all types of business data, offering full support for our X.25, SDLC, Frame Relay and X.28 Direct Access services, as well as SNA Token Ring Access.


Typical applications

CPE Access Service can be provided in relation to the following situations: o Terminal-to-host: Connection of multiple asynchronous (X.28) users at a single site o Host-to-host: Connection of multiple host connections (X.25, SDLC, frame relay or X.28) at a single site.


Key service features

Multiple access speeds: From 9.6 Kbps to 2 Mbps, depending on location.

  Service availability is subject to local technical and regulatory conditions

Electronic Commerce - Trading Services


The core of the Trading Services is an EDI Clearing House, a central service accessed via a local node, which provides the equivalent functions to existing EDI VAN services in the marketplace. Trading Partners can exchange ASC X12, EDIFACT messages, or binary files using various access methods including X.400 for store and retrieve, and store and forward modes.

  Service availability is subject to local technical and regulatory conditions

Frame Relay Access


High performance networking

The Frame Relay Access services provides a high speed data networking service for the interconnection of geographically dispersed Local Area Networks (LANs) and IBM environments.

The Frame Relay Access service provides sophisticated bandwidth management capabilities, allowing the service to be tailored to the requirements of individual sites. It includes the creation of a Permanent Virtual Circuit between two sites, across the SITA network, through an allocated bandwidth level: this Committed Information Rate (CIR) is the network bandwidth capacity that we commit to provide to you on our Network. The ability to burst above CIR is provided to you through the Excess Information Rates (EIR), depending on the remaining availability of the network. All data in excess of the CIR will be marked as Discard Eligible and may be discarded by the system in case of network congestion.

Frame relay is transparent to the higher level LAN protocols used, such as TCP/IP, Novell IPX, DECNET or NETBIOS.


Typical applications

The Frame Relay Access service is ideal for both LAN interconnection and communications between IBM host systems: o LAN interconnection: Applications of frame relay in LAN environments include : - Client/server communications - Terminal-to-host applications - E-mail applications - Mixed media applications o IBM communications: The combination of frame relay's streamlined implementation and the sophisticated flow-control and error handling systems of SNA provide a highly effective solution for IBM host-to-host communications.


Key service features

o Flexible access: Frame relay compatible LAN routers, IBM front end processors (frame relay compatible).
o Flexible bandwidth management: Depending on the location, CIRs of up to 2Mbps can be pre-selected between each pair of locations.
o Support for traffic bursts: Ability to send bursts of user data at up to 150% of CIR for continuous periods, and, subject to availability of bandwidth, up to access speed for instantaneous bursts.

   Service availability is subject to local technical and regulatory conditions

GLOBAL MESSAGING - GMS FAX SERVICE


Global e-mail-to-fax service

GMS Fax Service is a global e-mail-to-fax service, and is automatically available to users of Type B and X.400 messaging services, SITATEX and GMS Mail.


Typical applications

GMS Fax Service enables communication between SITA customers and millions of fax users worldwide.


Key service features

o Economy and ease of use: GMS Fax Service provides easy, cost-effective access to fax users, direct from the desktop. o Standard features:
     - optional cover sheets; - automatic retries for busy fax numbers; - optional positive / negative delivery notifications.
o        Enhanced features:
     - customizable cover sheets including graphics; - alternative destinations for very busy fax numbers; - support for attached word processor files.

   Service availability is subject to local technical and regulatory conditions

GLOBAL MESSAGING - GMS MAIL SERVICE


Global mailbox service

GMS Mail Service is a global dial-up mailbox service based on the X.400 standard. It allows individual PC users to dial in over the SITA X.28 network to a central, SITA-provided mailbox server. GMS Mail Service enables users to send messages, business documents and faxes quickly and securely throughout the world.


Typical applications

Designed to provide secure e-mail for:
o        Travelling executives;
o        Sales / support representatives;
o        Small offices needing quick,  low-cost messaging  solutions;
o Remote offices with limited access to centralized support resources; and
o        Locations with limited local telecommunications or IT infrastructure.


Key service features

o         User-friendly: GMS Mail Service is easy to install and simple to use.
o Password access: Each GMS Mail Service user is allocated a unique mailbox and password.
o Message exchange: The Service can be used in conjunction with GMS Fax, and allows messages to be exchanged with:
               - other GMS Mail users;
               - SITATEX users,
               - Type B users;
               - X.400 messaging service users; and - the Internet.


   Service availability is subject to local technical and regulatory conditions

GLOBAL MESSAGING - SITATEX SERVICE


PC messaging software package

SITATEX Service is a powerful and versatile messaging application based on the Type B messaging standard.


Typical applications

SITATEX Service enables the worldwide exchange of messages, documents, faxes and telexes.


Key service features

o User-friendly: SITATEX Service provides user-friendly message and address management facilities.
o DOS or Windows: Is available for use within the DOS or Windows operating environments.
o Different configurations: Can be deployed as either standalone or in a LAN configuration.
o Service Access: Connection to the SITA Type B Messaging Service may be either by X.28 dial-up or via a dedicated circuit, with access speeds of up to 9.6 Kbps for the DOS version and up to 64 Kbps for the Windows version.


  Service availability is subject to local technical and regulatory conditions

GLOBAL MESSAGING - TYPE B MESSAGING SERVICE


One of the world's largest, fastest and most reliable messaging services

o SITA's Type B Messaging Service is a world leader in air transport messaging, and is used by over 700 of the world's largest air transport and travel-related companies. The system, know for its performance and reliability, regularly handles over 10 million messages per day.
o    This service is based on the  International Air Transport  Association
     (IATA)Type B messaging standard.


Typical applications

Diverse, mission-critical applications are run over this service, such as:

o        booking seats
o        tracking cargo
o        issuing flight plans
o        providing aerospace parts and repairs


Key service features

o Performance and reliability: SITA's Type B Messaging Service provides the expected levels of performance and speed and the reliability needed for operational and time-critical messaging.
o Assured delivery: The Service provides assured message delivery using serial numbering and end-to-end delivery protocols. o Security and storage: Messages are secure, and are centrally stored after delivery to enable message retrieval on request.
o Flexible options: The Service provides flexible addressing and routing options, such as:
     - multiple delivery for a single message;
     - multiple routings for a single address;
     - group coding for multiple addresses;
     - broadcast lists for delivery to a large number of destinations.


Access

Local access is available in over 180 countries at speeds of up to 64 Kbps via dedicated connections using P1024, P1124, AX.25 or X.25 protocols.

Type B users can access SITA's Cargo Community Service (CCS) and EDI/Trading Services, including SITA's ASC X12 - SPEC 2000 Conversion Service. Messages can be sent to and from users of Type B and SITATEX, GMS Mail, X.400 Messaging Services, other public and private networks (e.g. telex and Aeronautical Fixed Telecommunications Network) and the Internet. Type B Messaging Service also allows access to GMS Fax.

  Service availability is subject to local technical and regulatory conditions

GLOBAL MESSAGING -X.400 SERVICE


Global managed service

X.400 Service is a global managed service, providing secure and reliable e-mail connectivity.


Typical applications

X.400 Service is used for business-critical messaging between business partners worldwide.


Key service features

o Secure and reliable: X.400 Service allows users of most office e-mail systems to exchange messages with numerous e-mail communities worldwide, without compromising security or reliability.
o Access to the SITA network: Connectivity is provided to the SITA network through X.25 fixed connections.
o One connection required: With just one connection, users can communicate with business partners around the world whether they are connected to SITA or to other service providers via X.400, the Internet, Type B SITATEX or fax.
o Gateway: A gateway is provided to allow connection of STMP-based e-mail systems to the X.400 messaging services.


  Service availability is subject to local technical and regulatory conditions

HIGH SPEED DATA SERVICE


High Speed Data Service (HTDS) is a special service provided to Galileo in place of clear channel bandwidth.


  Service availability is subject to local technical and regulatory conditions

Intranet Connect


A fully managed global intranet tailored to your business needs

The Intranet Connect service provides the connectivity necessary for the provision of truly value-added intranetworking services. It enables you to interconnect your global locations, and benefit from new Internet technology such as Web browsers and search engines.

This Service provides IP routing over our IP network, with a dedicated access layer for each specific intranet. This provides the privacy and security necessary to exclude users on separate intranets from accessing each other's intranet.

For organisations in any industry, our Intranet Connect service provides the means to build a high-performance, reliable and secure private communications environment, connecting the global enterprise.


Typical applications

Intranet connect is ideal for sharing information with employees and business partners using web based technology in a secure environment.


Key service features

o A single, seamless intranet solution, available globally: Our Intranet Connect service offers you a single, seamless intranet solution based on one global network.
o   Constant communications, with flexibility for growth and change:
o Enables your sites to remain in constant link with each other, by permitting any-to-any communication between user groups. o Choice of configuration that suits your individual organisation (one-to-many, for
    example, where the customer is able to provide   information  to  clients
    from distributed   servers,   with  no communication between clients).
o Scaleable network architecture, allowing for rapid expansion of your existing infrastructure and easy deployment of new intranets.


Superior security features:

o The dedicated access layer offers a high level of security against unauthorized access and intrusion, as well as data integrity.
o This is made by configuring the boundary routers, which define your intranet. Each boundary router is dedicated to a specific intranet.

  Service availability is subject to local technical and regulatory conditions

ISDN Dial Back-Up


A high-speed back-up option

ISDN (Integrated Services Digital Network) Dial Back-Up offers you high-speed dial back-up service option for our MDNS Direct Access services in the event of Local Access Line failure. This allows your end-users to continue to access critical business applications at high speeds until the Local Access Line is restored.

ISDN Dial Back-Up is now available in many countries and provides a viable alternative to traditional PSTN, low-speed dial back-up.

We will order, install and maintain the ISDN terminal adapters Equipment at both your end-user site and our local site. We will also obtain from the Telecommunications Operator, the ISDN connection at our nearest site. You will be responsible for obtaining the ISDN connection at your end-user site and for paying for all outgoing calls, if any.

In the event of the Local Access Line failing, our ISDN dial back-up adapter automatically senses the line failure and initiates a back-up ISDN dial connection. ISDN call charges from SITA to you are paid by SITA. The ISDN terminal adapter continues to monitor the Local Access Line connection and when the Local Access Line is restored to normal operation, the application is switched back to the Local Access Line.


Typical applications

As more and more users move to high-speed MDNS Direct Access services, such as our LAN Access and Frame Relay Access, the need to support the Local Access Lines with high-speed back-up becomes even more important.


Key service features

o Automatic ISDN dial back-up: In the event of the Local Access Line failing, users are automatically switched to ISDN Dial Back-Up, offering higher availability for critical applications.
o Increased resilience at reduced cost: ISDN Dial Back-Up provides a lower-cost alternative to expensive, multiple Local Access Lines for back-up.
o Range of ISDN dial back-up speeds: ISDN speeds of 64, 128, 256 and 384 Kbps are supported for dial back-up, depending upon location.
o Managed end-to-end service: The equipment and service option is standard world-wide. We order, install and maintain the ISDN Dial Back-Up equipment, and monitor the Local Access Line so that service can be restored when the Local Access Line is returned to normal operation.
o Supported MDNS Direct Access services: The ISDN Dial Back-Up service option is available for our MDNS Direct Access services. These include X.25 Direct Access, SDLC Direct Access, CPE Access, LAN Access and Frame Relay Access.

  Service availability is subject to local technical and regulatory conditions

LAN Access


Creating and managing global LAN communities

The LAN Access service provides a communication service for the interconnection of globally dispered Local Area Networks (LANs).

Our LAN Access service consists in installing, managing and maintaining routers on your premises and providing wide area connectivity with speeds of up to 2 Mbps, depending on the location. Connectivity is provided through either X.25 or Frame Relay protocols.

This, combined with high availability, widespread access locations and support of common LAN protocols such as TCP/IP and IPX, means that we offer you the service that match your LAN interconnect requirements.

LAN Access service employs router equipment from Cisco systems.


Typical applications

LAN Access is suitable for most of today's data communication applications that involve the transfer of information between LANs :

o Client/server environments: Enabling LAN users to access remote database servers and print documents across the network.
o Transaction processing: Consolidating access to traditional mainframe based applications.
o High-speed file transfer and multimedia: Supporting CAD/CAM and other applications requiring high bandwidth.
o LAN Access Internet Gateway: If necessary, a LAN Access Internet Gateway option is available, allowing corporate LAN users to access Internet facilities.


Key service features

o Multiple access speeds: From 19.2Kbps to 2Mbps, depending on location and frame relay Committed Information Rate (CIR) support (suitability depends on LAN application and location).
o Multiple LAN protocol support: TCP/IP, Novell Netware, DECnet, Source Route Bridging, Transparent Bridging and Banyan Vines.
o   Flexible implementation: Can be tailored using multiple service options.
o Integrated routing: Route re-distribution into routing protocols OSPF, EIGRP, IGRP & RIP on your LAN.
o LAN router management: Turnkey service including design, installation, testing, configuration, software maintenance, hardware maintenance and pro-active management.
o Official IP addresses: We only provide official IP addresses with the LAN Access service.

Options

The LAN Access service offers four service options that enhance the service functionality :

o   Mission-critical sites:
    - Fault tolerant networks can be configured with active Permanent Virtual Circuits (PVCs) for load sharing and resilience, or with an alternative path (shadow PVCs) for a more cost effective solution. - Dual router configurations ensure that key sites are always available.

o X.25/Frame Relay Gateway: The LAN Access service can be integrated into WANs over X.25 or frame relay giving integrated cost-effective solutions. Using the X.25/Frame Relay Gateway gives any-to-any connectivity without the need to provide a private gateway for the Virtual Private Network (VPN).

o   LAN Access Internet Gateway:
    - Simple Internet access for enterprise networks integrated with the LAN Access service which provides reliable connectivity to the Internet from within a multi-protocol corporate network. - We employ filtering and anti-spoofing techniques (used to detect unauthorized users mimicking authorized addresses) at the Internet Gateway. However, we cannot guarantee the integrity of used or data coming from the Internet and we would strongly recommend that you use a firewall between your VPN and the VPN gate router (The VPN garte router is the LAN Access service router designated as the customer access point to the LAN Access Internet Gateway).

  Service availability is subject to local technical and regulatory conditions

Link Service


The means to connect to the Network

The Link Service covers the provision, maintenance and supervision of a modem or a Network Terminal Unit necessary to access the SITA Network and use the Service. It also includes the supervision of the Local Access Lines ordered by SITA from the Telecommunications Operator.


Typical applications

o Direct access: All direct access services, such as X.25 Direct Access, Frame Relay etc.


Key Service Features

o Fully managed service: Should problems occur with the Local Access Line this will be detected and reported to the Telecommunications Operator.
o        Maintenance: Modems are maintained by SITA.

   Service availability is subject to local technical and regulatory conditions

P1024B/C Direct Access


Global networking for the air transport industry

The P1024B/C Direct Access service is the appropriate service to have access to a whole range of global networking applications in the air transport and travel industries.

With access speeds of up to 19.2Kbps, depending on location, the Service allows short response times for time-critical applications, world-wide coverage, in compliance with industry standards.

P1024B/C Direct Access provides a local connection into our SITA Nework via Local Access Lines.

Both P1024B and P1024C can connect to P1X24, AX.25 and Exchange of Mixed Traffic over X.25 (EMTOX) hosts.


Typical Applications

P1024B/C Direct Access is suitable for most air transport/travel industry applications such as: o Computer Reservation System (CRS) access for airline offices and booking agents o Airline check-in at airports o Baggage tracking


Key service features

o        Multiple access speeds: 19.2, 14.4, 9.6, 4.8, 2.4, and 1.2 Kbps.
         (Depending on Location)
o Standards: Supports AirLine Control (P1024B) and Universal Terminal System (P1024C) standards.

  Service availability is subject to local technical and regulatory conditions

POINT-TO-POINT PROTOCOL DIAL ACCESS


Remote dial access to your LANs, intranet or the Internet

PPP (Point-to-Point Protocol) Dial Access provides easy-to-use, high speed occasional access to the SITA Network. The service allows your users to access LANs, intranet and Internet information and resources without the need for connection via Local Access Line to the Internet or intranets.

To extend global reach, this service is often used in conjunction with the Remote LAN Access Service.


Typical application

PPP Dial Access is a key solution for mobile intranet users and users who require fast Remote LAN Access to their office LAN while travelling, as well as remote small office/home office users.


Key service features

o Migration path to higher speed operation without the need to go to Local Access Lines: the service offers a migration path to higher speeds for X.28 Dial Access and Remote LAN Access service customers. It offers an immediate operational speed of up to 64 Kbps. All this without the need to justify the use of Local Access Line connection to the SITA network.

o Ideal for data-intensive applications: The service is designed to exceed the level required to handle the high throughput for data-intensive applications, such as LANs and intranets. Users can access their preferred LAN using a native LAN protocol, initially TCP/IP.


o   Flexible support options:

    - support for 64 Kbps ISDN and up to 33.6 Kbps PSTN access for TCP/IP applications, is available depending on the location.
     - the customer central site connection is connected to the Network using either frame relay or X.25 protocol.

o Stringent security: PPP Dial Access fully supports Challenge Handshake Authentication Protocol (CHAP) procedures: domain name, username and password permission are controlled to give access to the network/LAN and open an IP session.

  Service availability is subject to local and technical regulatory conditions

Remote LAN Access


Remote access to intranets and corporate LANs

The Remote LAN Access service allows your mobile or remote PC users to dial into any of our global network's dial service access points world-wide to link with your intranet or corporate LANs.

As more and more small branch offices need to access information on LANs globally, Remote LAN Access provides an ideal solution to improve communications and reduce costs. With Remote LAN Access, costly Local Access Lines and international or long distance telephones calls are avoided.

The Remote LAN Access user dials into a local node of our X.28 Dial Access service to connect to one of your corporate LAN routers on our global network. For the mobile executive, a global system mobile (GSM) phone can be used with a GSM data-compatible modem where this service is available.

To improve performance at key business centres this service is often used in conjunction with the PPP Dial Service.


Typical applications

This is a key solution for mobile intranet users and users who require access to their office LAN while travelling.


Key service features

o    X.28 Access: PC users call their LANs at access rates from 9.6 Kbps up to
     28.8 Kbps.
o    Remote users can access corporate information as easily as local users:
    - Once connected to our global network, full Point-to-Point Protocol (PPP) access is provided by the software-based servers integrated into the LAN routers. These are supplied as part of our LAN Access service. - Remote LAN Access users therefore enjoy the same functionality remotely as they would with a direct connection to the corporate LAN, for such applications as groupware, E-mail and file transfer. This has the benefit of providing faster access to vital information and increasing user productivity.
o Stringent, dual-level security: Users will be fully authenticated using the dual-level security system. The system demands that each user has a valid Network User Identifier, then having provided this, the user is prompted for a password using the Challenge Handshake Authentication Procedure (CHAP), a sophisticated three-way handshake technique.
o A solution using de facto protocol standards: Remote LAN Access supports industry de facto standards using PPP for remote LAN access applications in the TCP/IP and Novell IPX environments.
o Occasional users can be given dynamic access: Upon request, we may configure the server router so that he will dynamically allocate temporary IP addresses from an address pool on the router for those remote users who only need occasional access. This, greatly simplifies IP address allocation.

 Service availability is subject to local technical and regulatory conditions

SDLC Direct Access


Connecting global IBM environments

The SDLC Direct Access service provides a wide range of capabilities for IBM-based networking applications.

SDLC Direct Access offers access through Local Access Lines into our global network, at speeds of up to 256 Kbps.

SDLC Direct Access is the de facto standard for interconnecting IBM devices within an SNA environment. SDLC Direct Access supports three types of SNA Physical Unit (PU) - PU2, PU2.1 and PU4.

We offer an industry-leading portfolio of SDLC Direct Access services for mainframe host, AS/400, PC and other IBM equipment.


Typical applications

SDLC Direct Access is ideal for most data communication applications, such as:

o Terminal-to-host: connecting PCs and remote cluster controllers to a host or Front End Processor for order entry, E-Mail and other applications.
o        Host-to-host: file transfer to data between two mainframes.
o Peer-to-peer: transfer of data between two applications running in a distributed environment for LU6.2 applications.


Key service features

o        Multiple access speeds:
         PU4 connections : 4.8 to 256Kbps.
         PU2 and PU2.1 connections: 2.4 to 64 Kbps, depending on location.
o Fast response time: Response time is minimized through use of local polling at the remote site.
o        Protocol conversion: SDLC Direct Access is capable of interworking with
         X.25 Direct Access and SNA Token ring Access on PU2-to-PU4 links, depending on your requirements.
o        Data stream protocol: 3270 and 5250 data stream protocols supported.


Options

o Multi-drop support: Where needed, multiple PU2 connections can be linked to a single PU4 connection.
o Group poll support: Where needed, PU4 connections support IBM's group poll feature, enabling a high concentration of remote PU2 devices on a single SDLC host access line.

   Service availability is subject to local technical and regulatory conditions

Type B Messaging Service


Type B Messaging Service Description

Type B Messaging Service is a message switching service which allow customers to, with a single connection to the SITA Network, to exchange electronic messages with their own locations and their business partners worldwide.


Options

Messages can be sent from and delivered to a variety of types of equipment, some of which include:

o        Host computers (mainframes, minis, PCs)
o        Any equipment running the SITATEX or SkyForm software
o        Telex machines

Connection to the SITA Network may be made using a variety of protocols and access methods:

o        Dedicated connections using P1024, P1124, AX.25 or X.25
o Dial-up access via X.28 or P1024C (available to SITATEX and SkyForm users only)
o        Dial-up telex protocol for telex machines


  Service availability is subject to local technical and regulatory conditions

X.25 DIRECT ACCESS

Reliable global networking

o Our X.25 Direct Access service is based on the telecommunications standard, defined in 1988 by the ITU-T in its Recommendation X.25 for Interface Between Data Terminal Equipment (DTE) and Data Circuit-Terminating Equipment
    (DCE) for terminals operating in the packet mode and connected by dedicated circuits to Public Data Networks.
o This service offers access speeds of up to 256Kbps. X.25 Direct Access provides a local connection into one of SITA's global access locations using Local Access Lines. The international X.25 standard protocol contains a corruption-free delivery feature which contributes to the reliability of this Service.

Typical applications

X.25 Direct Access is ideal for many communications applications.
Terminal-to-host X.25 Direct Access supports:
Remote order entry systems
Computer Reservation Systems
Mobile users

X.25 Direct Access can be used in conjunction with X.28 Dial Access, for terminal access.
Host-to-host:
o Transferring accounting record filed from regional offices to headquarters
o        Electronic Mail
o        Corporate MIS applications.

PC-to-PC: PCs can connect to remote Local Area Networks (LANs) to exchange files and electronic mail.


Key service features

o Multiple access speeds: Depending on the location from 4.8Kbps to 256Kbps.
o        International standard: ITU-T 1984, and 1988, compliance.
o        Simultaneous user support: Up to 1024 logical channels per link.
o Packet size negotiation: To maximize throughput for particular applications.

Options

o Higher Security: You may ask for our Closed User Groups feature, which provides for call barring and call restrictions.
o Improved availability: If you wish to improve the availability of the Service, dial back-up of Local Access Lines is available.
o Quick Start Option: This option uses temporary dial-up connections to offer network access prior to the availability of leased lines.

  Service availability is subject to local technical and regulatory conditions

X.25 PRIVATE Dial Access


Simple access to IBM hosts over our global network

o The X.25 Private Dial Access service is typically designed as a complementary service for customers with X.25 devices who need only occasional access to IBM hosts over SITA's global network.
o This service is based on the telecommunications standard, defined in 1988 by the ITU-T in its Recommendation X.25 for Interface Between Data Terminal Equipment (DTE) and Data Circuit-Terminating Equipment (DCE) for terminals operating in the packet mode and connected by dedicated circuits to Public Data Networks.


Typical applications

X.25 Private Dial Access service is ideal for many host-to-host communications applications which require occasional but fast access to our network.


Key service features

o Occasional Access: provides access to the SITA network by means of dial-up connections when leased line is not justified.
o Dedicated Port: provides access to an X.25 dial-up port that is dedicated to one customer.


Please note that for terminals, a PAD (Packet Assembler/Disassembler) is needed.

  Service availability is subject to local technical and regulatory conditions

X.28 Dial Access

Simple, asynchronous access to our global network

o The X.28 Dial Access service is typically designed for mobile executives, remote offices, trading partners and customers who will have simple asynchronous access to the SITA Network over local public telephone networks.
o Your end users can dial into the network at speeds of up to 28.8Kbps to access their applications.
o This service is based on the X.28 protocol defined by the ITU-T in 1984. It allows your end-users to access your host applications from terminals or PCs using low-cost, asynchronous, dial-up modems or GSM mobile phones with a compatible modem.


Typical applications

X.28 Dial Access service is ideal for many data communication applications which require occasional but fast access to our network.

o Regional offices can dial rapidly into central computers to access latest product and pricing information
o Mobile executives can stay in touch with their offices and gain access to vital information while on the move, using either the local PSTN or their GSM mobile phone.
o The service provides access to our electronic commerce and E-mail services, enabling you to communicate quickly with a multitude of trading partners.
o Credit card authorisation, travel reservation and other transactions can be accomplished quickly and cost effectively.


Key service features

o Secured Access: Network User Identification (NUI) and password provide secure access and itemisation of traffic usage. You should however ensure that only authorized people have access to your NUI.
o Multiple access speeds: Speeds of up to 9.6Kbps are available worldwide and the market-leading 28.8 Kbps service is increasingly available in key business locations, giving quick response times and high throughput.
o Data compression and error correction: V.42bis and MNP5 data compression standards provide enhanced data throughput. Error correction standards V.42 and MNP4 provide potentially error free communications.
o   International standard: ITU-T 1984, standard


Options

o 1-800: If necessary, you may request that option, which will allow you to have access to a toll-free single telephone number from within continental United States. There is a surcharge for using this service.
o Security: A Closed User Group (CUG) can be implemented to ensure only your NUIs can make a call request to your hosts. o Documentation: Full, detailed technical documentation allows easy customisation of standard communication software packages for use with the service.

 Service availability is subject to local technical and regulatory conditions

                                SUPPORT SERVICES

This document describes the services provided by SITA to its customers as part of the SITA managed service, if and when a problem occurs in the use of the Services.

1.       Customer Support Help Desk

1.1 The Customer Support Help Desk is the centre to which end users of the Service may report faults or problems in the functioning of the Service. In the main SITA Centres, a twenty-four (24) hour telephone number is available.

1.2 The Customer Support Help Desk will take ownership of the problem identified by you analyze and resolve it. If the problem is not one that can be resolved immediately, the Customer Support Help Desk is responsible for referring the fault on to the appropriate service within SITA or to the local PTT or any other party responsible for the problem you have reported.

1.3 When you report a fault or problem, the Customer Support Help Desk opens a trouble ticket. This trouble ticket ensures follow-up of the problem until it is resolved. It contains the following information:

o        a description of the nature of the problem

o        the time and date the problem was reported to SITA

o        the time and date the end user noticed the problem

o        other information relating to the place where the ticket is opened

o        the time and date the problem was solved

o        the time and date the trouble ticket was closed

o        any relevant update information.

Trouble tickets remain open as long as a problem which is SITA's responsibility is not resolved. The Customer Support Help Desk provides updates of the progress made in solving the problem via the trouble ticket.

1.4 The Customer Support Help Desk reporting system can be represented as follows:

          [GRAPHIC OMITTED]

2.       Escalation Procedure

2.1 The existence of a Customer Support Help Desk trouble ticket means any fault which is not resolved rapidly is automatically escalated to the next responsible person within the SITA organisation.

Automatic Escalation is as follows:

         After 4 hours              Shift Supervisor
         After 6 hours              Customer Support Help Desk Manager /
                                    Assistant SITA Centre Manager
         After 8 hours              SITA Centre Manager
         After 24 hours             Network Manager / Customer Operation Manager
         After 48 hours             Regional Manager

2.2 Should the problem not be resolved to your satisfaction, you may escalate the problem yourself by calling the person indicated in your Customer Support Pack. The Customer Support Pack provides you with tips on how to report and escalate problems through your Customer Support Helpdesk.

To ease access to your Customer Support Help Desk, your Customer Support Pack contains stickers for the end-users work places. These show your end-user identification number and your Customer Support Help Desk telephone number. If you don't have a Customer Support Pack, ask your SITA account manager for one.

2.3 The following diagram illustrates the double escalation capability offered by our Customer Support System:

          [OBJECT OMITTED]

                                PRICING SCHEDULE


ARTICLE 1.0       TELECOMMUNICATIONS OPERATOR CHARGES - GENERAL


1.1      Telecommunications Operator Charges
         Local Access Lines and Local Access Lines Equipment will be charged to the Customer in accordance with Article 5.2 of the General Terms and Conditions of this Agreement, except if expressly noted in this Pricing Schedule that Local Access Lines charges and/or Local Access Lines Equipment charges are included in a SITA Service charge. Telecommunications Operator Charges (as defined at the aforementioned
         Article 5.2) are subject to change by the Telecommunications Operators according to their practice and are subject to exchange rate fluctuations. SITA bases all invoices on the IATA exchange rates.

ARTICLE 2.0  -  MANAGED DATA NETWORK SERVICES (MDNS) LEASED LINE CONNECTION
                REQUIREMENTS


2.1      Galileo MDNS Geographic Zone Definitions

         Appendix 1 provides a breakdown of the "Galileo MDNS Geographic Zones" applicable to the MDNS Leased Line Connection requirements set forth in this Article 2:


2.2 Low Speed Connections up to 19.2 Kbps (X.25, X.28, SDLC, Airline Specific Protocols and Low Speed Frame Relay)

   2.2.1    Connection Types

                 The following Connection types, as defined in MDNS section of the TOPS, are subject to the charges set forth in paragraph
                 2.2.2 below.

(a) Connection Types A1 - applies to P1024B/C, P1X24 and AX.25 synchronous connections on shared ports up to 9.6 Kbps;
(b) Connection Type AX1 - applies to X.25 and SDLC direct access via a leased line up to 19.2 Kbps;
(c) Connection Type AX5 - applies to X.28 direct access via a leased line up to 9.6 Kbps or X.28 Private Dial (via PSTN and private port;
(d) Connection Type AX7 - applies to indirectaccess in X.25 via a Public Data Network (PDN) where available. The access speed is up to 19.2 Kbps;
(e) Connection Type AX10 - applies to dial-in connections in X.25 and SDLC to a private port at an access speed up to 14.4 Kbps;
(f) Connection Type FR00 - applies to low speed Frame Relay direct access via a leased line up to 19.2 Kbps (this type of access is currently under study by SITA Engineering and Operations); and
(g)       Connection Type P00 (private Connections).

         2.2.2    Low Speed Connection Local Access Line Exclusive Charges

                  Subject to the additional terms and conditions set forth in paragraph 2.2.3 below, for those Connections set forth in paragraph 2.2.1 above, the "bundled" low speed Local Access Line exclusive monthly charges set forth in Table 1 will apply per Connection. This bundled charge covers the pricing elements set forth below.

(a)      Connection charges - Types A01, AX1, AX5, AX7, AX10, FR00 or P00;
(b)      Transmission charges - international and domestic;
(c) X.25/X.28 miscellaneous charges - additional Permanent Virtual Circuits (PVCs), Logical Channels, Closed User Groups, and Call Attempts;
(d)      Link  Service  charges -  covering  the survey of the access  line, the
         provision  and   maintenance  of equipment  (e.g.,  modems,  DSUs) to
         operate the line (including provision of spares, repair and on-site maintenance) as further defined in the TOPS; and
(e) Denver CPE equipment including up to two (2) Passports and six (6) AMs. There are currently 2 AMs in the Galileo KF1 building and 3 AMs in the KF2 building.

              Connection, Transmission and Link Service charges are as defined in the MDNS section of the TOPS.

              Sample Low Speed Connection Rates by Country (based on actual billed Connections on the Galileo November 1999 Invoice) are set forth in Appendix 2.

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.


----------------------------------------------------------------------------------------------------------------------
                                                       TABLE 1
----------------------------------------------------------------------------------------------------------------------
------------- ------------------
-------------------------------------------------------------------------------------
   Level           No. of                                  Charge Per Connection Per Month,
                 Connections                           By Galileo MDNS Geographic Zone (In
USD)
------------- ------------------
-------------------------------------------------------------------------------------
------------- ------------------ ------------ ----------- ----------- -----------
------------ ----------- -----------
                                    NAM1         EUR1        EUR2        FEA1
FEA2         ROW1        ROW2

------------- ------------------ ------------ ----------- ----------- -----------
------------ ----------- -----------
------------- ------------------ ------------ ----------- ----------- -----------
------------ ----------- -----------
     1          Less than 25       $ ***         $ ***       $ ***       $ ***        $
***       $ ***       $ ***
------------- ------------------ ------------ ----------- ----------- -----------
------------ ----------- -----------
------------- ------------------ ------------ ----------- ----------- -----------
------------ ----------- -----------
     2            25 - 100          $ ***       $ ***       $ ***       $ ***        $
***       $ ***       $ ***
------------- ------------------ ------------ ----------- ----------- -----------
------------ ----------- -----------
------------- ------------------ ------------ ----------- ----------- -----------
------------ ----------- -----------
     3            101 - 175         $ ***       $ ***       $ ***       $ ***        $
***       $ ***       $ ***
------------- ------------------ ------------ ----------- ----------- -----------
------------ ----------- -----------
------------- ------------------ ------------ ----------- ----------- -----------
------------ ----------- -----------
     4            176 - 350         $ ***       $ ***       $ ***       $ ***        $
***       $ ***       $ ***
------------- ------------------ ------------ ----------- ----------- -----------
------------ ----------- -----------
------------- ------------------ ------------ ----------- ----------- -----------
------------ ----------- -----------
     5          More than 350       $ ***       $ ***       $ ***       $ ***        $
***       $ ***       $ ***
------------- ------------------ ------------ ----------- ----------- -----------
------------ ----------- -----------

Sample Calculation:  France  with 320 low  speed  connections  would  be charged at the EUR1 Level 4 rate of $*** per connection per month.



     2.2.3    Low Speed Connection Additional Terms and Conditions

                     The following terms and conditions apply to the low speed connections covered by paragraph 2.2.2:

(a) The number of Connections will be based on the number of mnemonics by Connection type. Charges will be prorated based on the number of days operational each month; and

(b) A surcharge of USD $*** per Million Characters per Month ("MCM") for traffic generated by Type A1, AX1, AX5, AX7, AX10, FR00 or P00 Connections will apply to the global average traffic per Connection
      if the global average   traffic   exceeds   ***   MCM  per connection.
      The parties agree to review in good faith this traffic cap of *** MCM per connection during the first quarter of 2000, taking into consideration traffic analysis under study at the time of execution of this Agreement.

         2.2.4  Netherlands Multiplex Connection Charges

                     Notwithstanding the above, any AX1 connection in the Netherlands connected via a cascaded multiplexor link will be charged $*** USD per connection per month.

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

2.3      High Speed Connection Types (X.25, SDLC, Airline Specific Protocols) -
         Charges

         2.3.1 For Airline Specific Connection Types A02, A03 and A04, the traffic insensitive connection charges set forth in Table 2 apply:


                 ------------------------------------
                               TABLE 2
                 ------------------------------------
                 ------------------ -----------------
                                       Charge per
                    Connection         Connection
                       Type            Per Month
                                        (in USD)
                 ------------------ -----------------
                 ------------------ -----------------
                     Type A02            $ ***
                 ------------------ -----------------
                 ------------------ -----------------
                     Type A03            $ ***
                 ------------------ -----------------
                 ------------------ -----------------
                     Type A04           $ ***
                 ------------------ -----------------



         2.3.2 For standard MDNS Connection Types X02, X03 and X04, the traffic insensitive connection charges set forth in Table 3 apply:

---------------------------------------------------------------------------------------------------------------------------
                                                         TABLE 3
---------------------------------------------------------------------------------------------------------------------------
-------------------------
-------------------------------------------------------------------------------------------------
                                                          CHARGE PER CONNECTION PER MONTH,
                                                      BY GALILEO MDNS GEOGRAPHIC ZONE (IN
USD)
-------------------------
-------------------------------------------------------------------------------------------------
------------------------- ------------- ------------- ------------- -------------
------------- ------------- -------------

    Connection Type           NAM1          EUR1          EUR2          FEA1
FEA2          ROW1          ROW2

------------------------- ------------- ------------- ------------- -------------
------------- ------------- -------------
------------------------- ------------- ------------- ------------- -------------
------------- ------------- -------------
   64 Kbps - Type X02         $***         $***          $***          $***
$***          $***          $***
      up to 25 MCM
------------------------- ------------- ------------- ------------- -------------
------------- ------------- -------------
------------------------- ------------- ------------- ------------- -------------
------------- ------------- -------------
   64 Kbps - Type X02         $***        $***           $***           $***
$***         $***          $***
    more than 25 MCM
------------------------- ------------- ------------- ------------- -------------
------------- ------------- -------------
------------------------- ------------- ------------- ------------- -------------
------------- ------------- -------------
  128 Kbps - Type X03        $***          $***             $***      $***
$***           $***           $***
      up to 25 MCM
------------------------- ------------- ------------- ------------- -------------
------------- ------------- -------------
------------------------- ------------- ------------- ------------- -------------
------------- ------------- -------------
  128 Kbps - Type X03       $***             $***           $***       $***
$***            $***           $***
    more than 25 MCM
------------------------- ------------- ------------- ------------- -------------
------------- ------------- -------------
------------------------- ------------- ------------- ------------- -------------
------------- ------------- -------------
  256 Kbps - Type X04        $***            $***           $***       $***
$***           $***          $***
      up to 25 MCM
------------------------- ------------- ------------- ------------- -------------
------------- ------------- -------------
------------------------- ------------- ------------- ------------- -------------
------------- ------------- -------------
  256 Kbps - Type X04       $***             $***           $***       $***
$***           $***           $***
    more than 25 MCM
------------------------- ------------- ------------- ------------- -------------
------------- ------------- -------------

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

         2.3.3 The bundled charges set forth in Tables 2 and 3 cover the pricing elements set forth below:

                  (a) Connection charges - Types A02, A03, A04, X02, X03 and X04 including CPE UTP connections;
                  (b) X.25/X.28  miscellaneous  charges - additional Permanent
                      Virtual Circuits (PVCs), Logical Channels, Closed User Groups, and Call Attempts;
                  (c) Link  Service  charges - covering the survey of the access line, the provision and maintenance of equipment (e.g., modems, DSUs) to operate the line (including provision of spares, repair and on-site maintenance) as further defined in the TOPS; and
                  (d) Transmission charges.

                  Connection, Transmission and Link Service charges are as defined in the MDNS section of the TOPS.

         2.3.4    Canadian CAS X04 Netlink Connections

                  SITA *** the X04 Netlink Connections associated with the existing Canadian CAS routers.

                  X.25/2115157/CANADA CAS1
                  X.25/2115158/CANADA CAS2

     2.4      Transmission Surcharge for CPE, Host-to-Host and Southern Cross
              (1K) Traffic

         Traffic  generated from the sources set forth in paragraphs (a) through
         (c) below will be accumulated monthly and will be subject to the following transmission surcharge:

                               USD $ *** per MCM.

         (a) Traffic from Connections indirectly connected to the SITA network via CPEs including but not limited to the Denver and Paris CPEs;
         (b) Host-to-Host traffic set out in the SITA report entitled "Statistical Information - Host to Host Traffic" in the
                  MDNS section of the SITA invoice; and
         (c) Southern Cross (1K) international traffic (on the Galileo invoice) from American Samoa, Australia, Cooks Island, New Zealand or any other future 1K market which communicates with the Galileo Host.

         Sample Calculation:

Denver CPE Traffic                                              ***
HTH Traffic                                                     ***
1K International Traffic                                        ***
Total Traffic in MCM                                            ***
Traffic Surcharge @ USD $ ***/MCM                         USD $ ***


     2.5      Invoicing for Non-Galileo International Transmission Only

         Charges for traffic appearing on the Galileo invoice which is not generated by a Connection also appearing on the Galileo invoice will be
         (a) subject to mutual agreement on a case-by-case basis; or (b) in accordance with Table 3A below for those countries specified; in either case subject to the company generating this traffic approving in writing such re-arrangement of the invoicing pursuant to Article 3.4 of the General Terms and Conditions of this Agreement.

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

------------------------------------------------------------------------------
                                    TABLE 3A
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                 NON-GALILEO INTERNATIONAL TRANSMISSION CHARGES
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Millions of Characters       Category A          Category B         Category C
                            $USD per MCM        $USD per MCM       $USD per MCM
------------------------------------------------------------------------------
------------------------------------------------------------------------------
up to 250 MCM             $ ***               $ ***               $ ***
------------------------------------------------------------------------------
------------------------------------------------------------------------------
251 - 500 MCM              $ ***              $ ***               $ ***
------------------------------------------------------------------------------
------------------------------------------------------------------------------
501 - 1,000 MCM             $ ***              $ ***               $ ***
------------------------------------------------------------------------------
------------------------------------------------------------------------------
1,001 - 2,500 MCM            $ ***              $ ***               $ ***
------------------------------------------------------------------------------
------------------------------------------------------------------------------
2,501 - 5,000 MCM            $ ***              $ ***               $ ***
------------------------------------------------------------------------------
------------------------------------------------------------------------------
above 5,000 MCM             $ ***              $ ***               $***
------------------------------------------------------------------------------


                  Category A includes Indonesia, Malaysia, Pakistan and Sri Lanka Category B includes Bahrain, Jordan, Kenya, Kuwait, Lebanon, Oman, Qatar and U.A.E. Category C includes Syria and Yemen

         Sample Calculation:

                  Assume the monthly international traffic between Kenya and USA generated by another SITA member's connections is ***. Upon mutual agreement by all parties involved, SITA shall invoice Galileo for the Kenya to USA transmission at the Category B rate of $*** per MCM.
--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

     ARTICLE 3.0    -  REMOTE ACCESS SERVICES

3.1      X.28 Dial Access to Shared Ports Via PSTN

         The charges set forth in Table 4 below apply to X.28 Dial Access Service to shared ports:


------------------------------------------------------------------------------
                                    TABLE 4
------------------------------------------------------------------------------
----------------------------------------- ------------------------------------
ITEM                                                   CHARGE (IN USD)
----------------------------------------- ------------------------------------
----------------------------------------- ------------------------------------
Domestic USA.Hourly Usage                              $ *** per hour
----------------------------------------- ------------------------------------
----------------------------------------- ------------------------------------
Domestic Canada and Domestic EUR1
In-Country (per Appendix 1) Hourly Usage               $ *** per hour
----------------------------------------- ------------------------------------
----------------------------------------- ------------------------------------
Canada to/from USA Hourly Usage                        $ *** per hour
----------------------------------------- ------------------------------------
----------------------------------------- ------------------------------------
International Hourly Usage                             $ *** per hour
----------------------------------------- ------------------------------------
----------------------------------------- ------------------------------------
Call Attempt Charges                                         ***
----------------------------------------- ------------------------------------
Network User Identifier (NUI)                      $ *** per month per NUI
----------------------------------------- ------------------------------------

         Sample Calculations:

                  Denver, CO to Atlanta, GA $*** per hour Montreal, Canada to Toronto, Canada$*** per hour Manchester, UK to London, UK $*** per hour Montreal, Canada to Denver, CO $*** per hour Vienna, Austria to London, UK $*** per hour Hong Kong to Denver, CO $*** per hour

         X.28 Dial Access to shared ports offers dial connection up to 9.6 Kilobits per second ("Kbps") in all X.28 locations and up to 28.8 Kbps where available. Galileo's special pricing covers both remote access connection types A-X-6 and A-X-13 as further defined in the TOPS. The usage charge includes the connection and traffic based on the duration of the connection. The International X.28 hourly charge is applicable worldwide with the exception of United Arab Emirates ("UAE") as noted below. The Domestic X.28 hourly charge is applicable to countries listed in Article 2.1 as EUR1 or NAM1. Network User Identifiers (NUI) are required for security and billing purposes.

         Any UAE surcharges for International X.28 service under the TOPS will apply to Galileo. (UAE Telecommunications Operator imposes a surcharge on all SITA customers. The number assigned is a 'premium' type number i.e. similar to '900' numbers in the USA. SITA will pass such UAE surcharges on to its customers through any surcharges set forth in the TOPS.)

     3.2      Point-to-Point Protocol (PPP) Dial Access Service Via PSTN

         The charges for Point-to-Point Protocol (PPP) Dial Access Service via PSTN are as set forth below:

             the same as set forth in Article 3.1 above for X.28 PSTN service.

         The PSTN PPP Dial Access Service is available for speeds up to 56 Kbps subject to the quality of the local PSTN.

     3.3      Point-to-Point Protocol (PPP) Dial Access Service Via ISDN

         The charges for Point-to-Point Protocol (PPP) Dial Access Service via ISDN are as set forth below:

               PPP Dial Access charges at TOPS ***

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.
                                             .

     3.4      Customer Access Service Routers (Remote LAN Access)

         A "Customer Access Service" ("CAS") router is a customer access CPE (Customer Premises Equipment) router that provides translation between PPP and IP (Internet Protocol) protocols at the target LAN (Local Area Network) that is accessed by a remote subscriber. The CAS will be connected to the network via X.25 to support X.28 Remote LAN Access
         (RLA) Service and Frame Relay to support PPP dial service.

         The charges for CAS are as set forth in Table 5 below, based on the Galileo High Speed Intranet Connect geographic zones defined in Article
         6.1 below:

             ------------------------------------------------------------
                                       TABLE 5
             ------------------------------------------------------------
                   GEOGRAPHIC           ONE-TIME           MONTHLY
                      ZONE            INSTALLA-TION      CAS CHARGES
                                         CHARGE            (IN USD)
                                        (IN USD)
             ----------------------- ---------------- -------------------
                     Denver                ***              $ ***
             ----------------------- ---------------- -------------------
                      NAM1                $ ***             $ ***
             ----------------------- ---------------- -------------------
             ----------------------- ---------------- -------------------
                      EUR1                $ ***             $ ***
             ----------------------- ---------------- -------------------
             ----------------------- ---------------- -------------------
                      EUR2                $ ***             $ ***
             ----------------------- ---------------- -------------------
             ----------------------- ---------------- -------------------
                      FEA1                $ ***             $ ***
             ----------------------- ---------------- -------------------
             ----------------------- ---------------- -------------------
                      FEA2                $ ***             $ ***
             ----------------------- ---------------- -------------------
             ----------------------- ---------------- -------------------
                      ROW1                $ ***             $ ***
             ----------------------- ---------------- -------------------
             ----------------------- ---------------- -------------------
                      ROW2                $ ***             $ ***
             ----------------------- ---------------- -------------------

         The following additional terms and conditions apply:

         (a) X.25 Direct Access. The Connection charge will apply as per Galileo's special charges in effect. No additional transmission will be charged as this is already covered by the PPP usage charges;

         (b) Frame Relay Access. The Connection charge will apply as per Galileo's special charges in effect. A local CIR (Committed Information Rate) will be configured to the IPNET core subject to normal Frame Relay rules; however there will be no charge for this CIR as the usage is covered by the hourly PPP Dial charge. Any CIR value above *** will require SITA Engineering approval; and

         (c) Standard CAS Configuration. The CAS pricing is based on a standard configuration which includes a Cisco 4700 chassis with 32 Megabytes memory, a four (4) port serial interface option (NP-4T), IP software and RLA support.

     3.5      Other CAS Router Configurations

         Charges for other CAS router configurations not covered by Article 3.4 are as set forth below:

                   LAN Access charges at TOPS ***.


--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

     ARTICLE 4.0 - FRAME RELAY ACCESS SERVICE

4.1      Frame Relay Installation and Monthly Connection charges

         Frame Relay installation and monthly Connection charges will be provided at the charges set forth below:

               TOPS charges ***.

4.2      Frame Relay Transmission (CIR) charges

         4.2.1 Frame Relay monthly international Transmission between the USA and the Frame Relay geographic zones as defined in the TOPS are as set forth in Table 6 below:


----------------------------------------------------------------------------------------------------------------
                                                             TABLE 6

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------

                          AFR         FEA          EUR        EEUR         MEA
NAM         SAM         CAM
              CIR       TO/FROM      TO/FROM     TO/FROM     TO/FROM      TO/FROM
TO/FROM     TO/FROM      TO/FROM
           BANDWIDTH       USA         USA         USA         USA          USA
USA         USA          USA
                        (IN USD)    (IN USD)    (IN USD)    (IN USD)     (IN USD)    (IN
USD)    (IN USD)     (IN USD)

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
            8 Kbps       $ ***       $ ***        $ ***       $ ***       $ ***        $
***       $ ***       $ ***

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
            16 Kbps      $ ***       $ ***        $ ***       $ ***       $ ***        $
***       $ ***       $ ***

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
            24 Kbps      $ ***       $ ***        $ ***       $ ***       $ ***        $
***       $ ***       $ ***

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
            32 Kbps      $ ***       $ ***        $ ***       $ ***       $ ***        $
***       $ ***       $ ***

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
            48 Kbps      $ ***       $ ***        $ ***       $ ***       $ ***        $
***       $ ***       $ ***

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
            64 Kbps      $ ***       $ ***        $ ***       $ ***       $ ***        $
***       $ ***       $ ***

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
            96 Kbps      $ ***       $ ***        $ ***       $ ***       $ ***        $
***       $ ***       $ ***

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
           128 Kbps      $ ***       $ ***        $ ***       $ ***       $ ***        $
***       $ ***       $ ***

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
           192 Kbps      $ ***       $ ***        $ ***       $ ***       $ ***        $
***       $ ***       $ ***

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
           256 Kbps      $ ***       $ ***        $ ***       $ ***       $ ***        $
***       $ ***       $ ***

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
           384 Kbps      $ ***       $ ***        $ ***       $ ***       $ ***        $
***       $ ***       $ ***

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
           512 Kbps      $ ***       $ ***        $ ***       $ ***       $ ***        $
***       $ ***       $ ***

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
           640 Kbps      $ ***       $ ***        $ ***       $ ***       $ ***        $
***       $ ***       $ ***

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
           768 Kbps      $ ***       $ ***        $ ***       $ ***       $ ***        $
***       $ ***       $ ***

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
           1024 Kbps     $ ***       $ ***        $ ***       $ ***       $ ***        $
***       $ ***       $ ***

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
           1536 Kbps     $ ***       $ ***        $ ***       $ ***       $ ***        $
***       $ ***       $ ***

----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
           2048 Kbps     $ ***       $ ***        $ ***       $ ***       $ ***        $
***       $ ***       $ ***

----------------------------------------------------------------------------------------------------------------

     4.2.2    All other CIR flows outside the USA will be based on the TO
              PS charges ***.
--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

4.3      Additional Conditions

         Other conditions for Frame Relay as may be set forth in the TOPS apply, including any minimum duration requirement.

   ARTICLE 5.0 - LAN ACCESS SERVICE

     5.1      LAN Access Service Charges for a Cisco 2501 or 2610 Router or
              Equivalent

         The one-time installation charges and recurring monthly charges set forth in Table 7 apply for LAN Access Service, based on the Galileo MDNS geographic zone definitions set forth in Article 2.1.


-------------------------------------------------------------------------------------------------------------
                                                           TABLE 7

-------------------------------------------------------------------------------------------------------------
         ----------------------------- ---------- ----------- ---------- -----------
---------- ---------- -----------

         GALILEO MDNS GEOGRAPHIC ZONE
                                         NAM1        EUR1       EUR2        FEA1
FEA2       ROW1        ROW2

         ----------------------------- ---------- ----------- ---------- -----------
---------- ---------- -----------
         ----------------------------- ---------- ----------- ---------- -----------
---------- ---------- -----------
         ONE-TIME INSTALLATION CHARGE
                                       $ ***      $ ***       $ ***      $ ***       $
***      $ ***      $ ***
         ----------------------------- ---------- ----------- ---------- -----------
---------- ---------- -----------
         ----------------------------- ---------- ----------- ---------- -----------
---------- ---------- -----------
         MONTHLY CHARGE
         OPTION ONE                      $ ***      $ ***       $ ***      $ ***       $
***      $ ***      $ ***
         CS2501 or CS2610
         ----------------------------- ---------- ----------- ---------- -----------
---------- ---------- -----------
         ----------------------------- ---------- ----------- ---------- -----------
---------- ---------- -----------
         MONTHLY CHARGE
         OPTION TWO                      $ ***      $ ***       $ ***      $ ***       $
***      $ ***      $ ***
         Low End CS1005
         ----------------------------- ---------- ----------- ---------- -----------
---------- ---------- -----------

         The following additional terms and conditions apply to the charges set forth in Table 7:

(a) Option One charges cover the following configuration: a Cisco 2501 or 2610 router (or comparable Cisco router to be specified by SITA) one (1) ethernet port, two (2) serial ports, 8 Megabytes DRAM memory, dual 8 Megabytes flash memory and IP software;

(b) Option Two charges cover the following configuration: a Cisco 1005 router (or comparable low end Cisco router to be specified by SITA) one (1) ethernet port, one (1) serial port, 8 Megabytes DRAM memory, dual 4 Megabytes flash memory and IP software;

(c) These charges can be added to the Low Speed Connection charges in Article 2.2 to provide an Intranet Connect solution where required;

(d) The monthly charges cover all aspects of the LAN router supply and on-going management;

(e) The monthly charges include customer support during local working hours only with an on-site response time of four (4) hours for customer sites within 50 km of a SITA Group operations center;

(f) These monthly charges do not include cabling to connect the LAN Access Service router to the customer's LAN;

(g)               These monthly  charges  include  standard Cisco serial cable.
                  Any additional cable required to connect to the NTU (Network Terminating Unit) or similar is Galileo's responsibility; and

(h) Multi-protocol support can be provided on a Cisco 2501 or 2610 router (or comparable Cisco router to be specified by SITA) router for the following additional monthly charge:

                  (i)      To add IPX support:  Add USD $ *** per month; and

                  (ii)     To add IPX and IBM support:  Add USD $ *** per month.

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

     5.2      Other LAN Access Router Configurations

         Charges  for other LAN  Access  router  configurations  not  covered by
Article 5.1 are as set forth below:

              LAN Access charges at TOPS ***.

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

     ARTICLE 6.0 - INTRANET CONNECT SERVICE


6.1      Galileo High Speed Intranet Connect Geographic Zone Definitions

         Appendix 1 provides a breakdown  of the  "Galileo  High Speed  Intranet
         Connect Geographic Zones" applicable to the High Speed Intranet Connection requirements set forth in this Article 6 with the exception of Switzerland which is treated under Article 8 of this Pricing Schedule.

6.2      High Speed Intranet Connect Service Charges

          6.2.1 The monthly Intranet Connect Service charges applicable to the non-Denver remote connections for a throughput that provides access to the Intranet based on geographic zone and capacity are set forth in Table 8A below. These charges include an Intranet X.25 or Frame Relay Connection to a SITA center with a minimum access speed of 56/64 Kbps, the appropriate throughput costs and a Customer Managed Router, Cisco 1005/IP, 2501/IP or 2610/IP router (or comparable Cisco router to be specified by SITA). They are exclusive of Local Access Line charges.

--------------------------------------------------------------------------------------------------------------------------------
                                                           TABLE 8A
--------------------------------------------------------------------------------------------------------------------------------
                                                       CHARGE PER CONNECTION PER MONTH,
                                      BY GALILEO HIGH SPEED INTRANET CONNECT GEOGRAPHIC
ZONE DEFINITIONS
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

Domestic
Throughput         NAM1         EUR1          EUR2           FEA1          FEA2
ROW1          ROW2        AU and NZ
--------------------------------------------------------------------------------------------------------------------------------
    8 Kbps         $ ***         $ ***         $ ***         $ ***          $ ***         $
***          $ ***         $ ***
--------------------------------------------------------------------------------------------------------------------------------
    16 Kbps        $ ***        $ ***         $ ***         $ ***          $ ***         $
***          $ ***         $ ***
--------------------------------------------------------------------------------------------------------------------------------
    24 Kbps        $ ***        $ ***         $ ***         $ ***          $ ***         $
***          $ ***         $ ***
--------------------------------------------------------------------------------------------------------------------------------
    32 Kbps        $ ***        $ ***         $ ***         $ ***          $ ***         $
***          $ ***         $ ***
--------------------------------------------------------------------------------------------------------------------------------
    48 Kbps        $ ***        $ ***         $ ***         $ ***          $ ***         $
***          $ ***         $ ***
--------------------------------------------------------------------------------------------------------------------------------
    64 Kbps        $ ***        $ ***         $ ***         $ ***          $ ***         $
***          $ ***         $ ***
--------------------------------------------------------------------------------------------------------------------------------
    96 Kbps        $ ***        $ ***         $ ***         $ ***          $ ***         $
***          $ ***         $ ***
--------------------------------------------------------------------------------------------------------------------------------
   128 Kbps        $ ***        $ ***         $ ***         $ ***          $ ***         $
***          $ ***         $ ***
--------------------------------------------------------------------------------------------------------------------------------
   192 Kbps        $ ***        $ ***         $ ***         $ ***          $ ***         $
***          $ ***         $ ***
--------------------------------------------------------------------------------------------------------------------------------
   256 Kbps        $ ***        $ ***         $ ***         $ ***          $ ***         $
***          $ ***         $ ***
--------------------------------------------------------------------------------------------------------------------------------
   384 Kbps        $ ***        $ ***         $ ***         $ ***          $ ***         $
***          $ ***         $ ***
--------------------------------------------------------------------------------------------------------------------------------
   512 Kbps        $ ***        $ ***         $ ***         $ ***          $ ***         $
***          $ ***         $ ***
--------------------------------------------------------------------------------------------------------------------------------
   640 Kbps        $ ***        $ ***         $ ***         $ ***          $ ***         $
***          $ ***         $ ***
--------------------------------------------------------------------------------------------------------------------------------
   768 Kbps        $ ***        $ ***         $ ***         $ ***          $ ***         $
***          $ ***         $ ***
--------------------------------------------------------------------------------------------------------------------------------
   1024 Kbps       $ ***        $ ***         $ ***         $ ***          $ ***         $
***          $ ***         $ ***
--------------------------------------------------------------------------------------------------------------------------------
   1536 Kbps       $ ***        $ ***         $ ***         $ ***          $ ***         $
***          $ ***         $ ***
--------------------------------------------------------------------------------------------------------------------------------
   2048 Kbps       $ ***        $ ***         $ ***         $ ***          $ ***         $
***          $ ***         $ ***
--------------------------------------------------------------------------------------------------------------------------------

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

         6.2.2    High Speed Intranet Connect Volume Discount

                  An additional High Speed Intranet Connect Volume Discount set forth in Table 8B below applies per country based on the actual number of High Speed Intranet Connections:


                  -----------------------------------------
                                  TABLE 8B
                  -----------------------------------------
                  -----------------------------------------
                        High Speed            Discount
                  Intranet Connections          off
                        per Country        Special Rates
                  -----------------------------------------
                  -----------------------------------------
                       Less than 25             ***
                  -----------------------------------------
                  -----------------------------------------
                          26 100                ***
                  -----------------------------------------
                  -----------------------------------------
                         101 - 250              ***
                  -----------------------------------------
                  -----------------------------------------
                         251- 500               ***
                  -----------------------------------------
                  -----------------------------------------
                        501 or more             ***
                  -----------------------------------------


         6.2.3 The following one-time installation charge applies for High Speed Intranet Connect per connection, worldwide:

                            USD $ *** per Connection.


--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

     ARTICLE 7.0 - US DOMESTIC CHARGES


7.1      Denver Hub Worldwide Intranet Connect Service Charge

         The monthly charges applicable to the Denver Host connections based on required throughput are as set forth in Table 9 below. The Denver Intranet Connect charge includes the connection, required throughput, and Cisco 2501/IP or 2610/IP router (or comparable Cisco router to be specified by SITA).


---------------------------------------------------------------------
                           TABLE 9
---------------------------------------------------------------------
DENVER                            INTRANET
WORLDWIDE                          MONTHLY
THROUGHPUT                         CHARGE
                                   (IN USD)
-------------------------- ------------------------------------------
256 Kbps                              ***
-------------------------- ------------------------------------------
-------------------------- ------------------------------------------
384 Kbps                              ***
-------------------------- ------------------------------------------
-------------------------- ------------------------------------------
512 Kbps                              ***
-------------------------- ------------------------------------------
-------------------------- ------------------------------------------
748 Kbps                              ***
-------------------------- ------------------------------------------
-------------------------- ------------------------------------------
1024 Kbps                             ***
-------------------------- ------------------------------------------
-------------------------- ------------------------------------------
1536 Kbps                             ***
-------------------------- ------------------------------------------

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

7.2      USA Remote Endpoint Charges

         If the number of Domestic USA connections is less than ***, the charges set forth in Table 1 and Table 7 for NAM1 will apply per Connection.

         The Domestic USA charges set forth in Table 10 and Table 11 below are applicable per Connection when the number of Domestic USA is ***
         Connections or more. These "bundled" USA charges for the remote endpoints include:

         (a)      Connection charges;
         (b) Transmission charges for low speed connections up to 9.6 Kbps. Frame Relay CIRs will be priced out separately based on throughput;
         (c)      Link Service charges;
         (d)      Monthly Local Access Line charges; and
         (e)      One-time telecommunications operator installation charges.

------------------------------------------------------------------------------
                                    TABLE 10
------------------------------------------------------------------------------
------------------------------ ----------------------- -----------------------
ACCESS                             TYPE OF                   MONTHLY
SPEED                              ACCESS                    CHARGE
                                                            (IN USD)
------------------------------ ----------------------- -----------------------
Up to 9.6 Kbps                     ALC/SDLC/X25                       ***
------------------------------ ----------------------- -----------------------
56 Kbps                            Frame                              ***
------------------------------ ----------------------- -----------------------
128 Kbps                           Frame                              ***
------------------------------ ----------------------- -----------------------
256 Kbps                           Frame                              ***
------------------------------ ----------------------- -----------------------
384 Kbps                           Frame                              ***
------------------------------ ----------------------- ----------------------
512 Kbps                           Frame                              ***
------------------------------ ----------------------- -----------------------
768 Kbps                           Frame                              ***
------------------------------ ----------------------- -----------------------
1024 Kbps                          Frame                              ***
------------------------------ ----------------------- -----------------------
1536 Kbps                          Frame                              ***
------------------------------ ----------------------- -----------------------

         Charges for Frame Relay PVC within the USA will be as set forth below:

                             USD $ *** for each ***
                           (e.g. 32 Kbps at USD $ ***)

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

         Any-to-Any   connectivity  will  require  an  Intranet  Connect  Router
         CS2501/IP or 2610/IP (or comparable Cisco router to be specified by SITA) as previously described in Article 5.1. Charges for such connectivity are as set forth in Table 11 below:


          -----------------------------------------------------
                                TABLE 11
          -----------------------------------------------------
          ------------------------------------- ---------------
                          ITEM                       USA
          ------------------------------------- ---------------
          ------------------------------------- ---------------
                     Monthly Charge             $ ***
          ------------------------------------- ---------------
          ------------------------------------- ---------------
              One-time Installation Charge      $ ***
          ------------------------------------- ---------------

 Sample Calculation:  Charges for a 56 Kbps Intranet  Connection with 16 Kbps domestic USA throughput would be calculated as follows:

                                    56 Kbps Connection                 $***
                                    16K CIR                             ***
                                    CS2501/IP or 2610/IP Router         ***
                                    Monthly Total                      $***

     7.3      Local Access Line Costs

         The Denver Hub Local Access Line costs will be invoiced at cost, in accordance with Article 1. Only the USA Local Access Line costs are bundled into the charge once the number of Connections is *** or more.

     7.4      Link Service

         Local Access Lines will be ordered from the Telecommunications Operators. SITA will assist in the ordering and pay for these lines on behalf of Galileo. Where allowed by local regulations, modems or digital service units (DSUs) will be provided by SITA.

         Link Service charges cover the survey of the physical access medium (e.g. analog or digital circuit) for the provision and maintenance of a means to operate a circuit, including the provision of spares, all repair and intervention.

         Modem/DSU charges are included in the Low Speed International and all USA domestic rates. The International High Speed Connections will be charged for Link Service based on SITA's standard Link Service rates reflected in the TOPS dependent upon the country of operation. When equipment to operate the Local Access Line is provided by the local carrier (due to local regulations) a half Link Service is charged for the survey of the Local Access Line.

     7.5      ISDN and Dial Back Up

         SITA  can  provide   Analog  Dial  Backup  as  an  option  to  increase
resiliency.

         When the Local Access Line is analog, the costs of the PSTN subscription and usage will be charged back to the user. An extra charge equal to *** of the corresponding Link Service Charge is levied for this option.

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

         When the access circuit is digital, an additional charge is applied to cover the provision of the necessary analog dial backup modules. An extra charge equal to *** of the corresponding Link Service Charge is levied for this option. The customer is responsible for the costs of the PSTN subscription and usage.

         ISDN Digital Backup service provides high speed digital backup over the public ISDN Network up to 384 Kbps where available. The monthly service charge covers the ISDN line rental, the call charges (initiated by SITA) and the rental of the equipment at both the customer and the SITA side. Customers are responsible for the costs of all calls they initiate.

         ISDN and Dial Back service will be provided at the charges set forth below:

               ISDN and Dial Back Up Service charges at TOPS ***.
--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

     ARTICLE 8.0 - SWITZERLAND

8.1      Switzerland Intranet Connect Charges

         The monthly Connection charges set forth in Table 12 below apply for Intranet Connect Service, for Switzerland. This monthly Connection charge is a flat rate per Connection which includes the Connection charge, the CIR charge, a Cisco 2501/IP or 2610/IP Ethernet or 2502/IP Token Ring router (or comparable Cisco router to be specified by SITA), the Link Service charge and the Local Access Line charges.

------------------------------------------------------------------------------
                                    TABLE 12
------------------------------------------------------------------------------
--------------------------------------------- ----------------  --------------
                                                 MONTHLY              ONE-TIME
ACCESS SPEED / THROUGHPUT                       CONNECTION         INSTALLATION
                                                 CHARGE                CHARGE
                                                (IN USD)              (IN USD)
--------------------------------------------- ---------------   --------------
64 Kbps Frame Relay / up to 16 Kbps CIR            ***                  ***
--------------------------------------------  ---------------   ---------------
64 Kbps Frame Relay / 32 Kbps CIR                  ***                  ***
--------------------------------------------- ---------------   ---------------
64 Kbps Frame Relay / 48 Kbps CIR                  ***                  ***
--------------------------------------------- ---------------   ---------------
128 Kbps Frame Relay / 48 Kbps CIR                 ***                  ***
--------------------------------------------- ---------------   ---------------
128 Kbps Frame Relay / 64 Kbps CIR                 ***                  ***
--------------------------------------------- ---------------   ---------------
256 Kbps Frame Relay / 64 Kbps CIR                 ***                  ***
--------------------------------------------- ---------------   ---------------
256 Kbps Frame Relay / 128 Kbps CIR                ***                  ***
--------------------------------------------- ---------------   ---------------


8.2      Switzerland Optional Service and Charges

         8.2.1 The following charge will apply for an additional PVC (Permanent Virtual Circuit) on a circuit to provide a backup CIR at an equivalent speed to ensure network resiliency between the same two (2) connections as the primary PVC, for
                  Switzerland:

     A charge of *** of the monthly Connection charge (above the monthly Connection charge in Article 8.1 above).

         8.2.2 The charges set forth in Table 13 below apply for a Mission Critical Site with a Standby Option or a Mission Critical Site with a Load Sharing Option, for Switzerland. These charges apply above the monthly Connection charge set forth in Article
                  8.1 above.
--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

-------------------------------------------------------------------------------
                                    TABLE 13
-------------------------------------------------------------------------------
------------------------------------------ ----------------    ----------------
                                              MISSION                MISSION
ACCESS SPEED / THROUGHPUT                    CRITICAL               CRITICAL
                                              STANDBY             LOAD-SHARING
                                              OPTION                  OPTION
                                              (IN USD)               (IN USD)
------------------------------------------ ----------------    ----------------
128 Kbps Frame Relay  / 48 Kbps CIR                ***                  ***
------------------------------------------ ----------------    ----------------
128 Kbps Frame Relay / 64 Kbps CIR                 ***                  ***
------------------------------------------ ----------------    ----------------
256 Kbps Frame Relay / 64 Kbps CIR                 ***                  ***
------------------------------------------ ----------------    ----------------
256 Kbps Frame Relay / 128 Kbps CIR                ***                  ***
------------------------------------------ ----------------    ----------------

8.3      Switzerland Dial-Up Access Service and Charges

         The monthly Connection charges set forth in Table 14 below apply for Dial-Up Access Service, for Switzerland. The monthly Connection charges for PPP Dial Access via ISDN, as set forth in Table 14 below, include all domestic transmission charges at that connection.


                 -----------------------------------------------------
                                       TABLE 14
                 -----------------------------------------------------
                 ----------------------------------- -----------------
                                                     MONTHLY
                 DESCRIPTION                          CHARGE
                                                      (IN USD)
                 ----------------------------------- -----------------
                 ----------------------------------- -----------------
                 PPP Dial Access with router               ***
                 ----------------------------------- -----------------
                 ----------------------------------- -----------------
                 One-time router installation              ***
                 ----------------------------------- -----------------
                 ----------------------------------- -----------------
                 PPP Dial Access without router            ***
                 ----------------------------------- -----------------

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

     ARTICLE 9.0 - HIGH SPEED DATA SERVICE (HTDS)

9.1      HTDS Service Charges

         Charges for High Speed Data Service (HTDS) will be based on TOPS standard Frame Relay pricing inclusive of a Connection at each end, Link Service charges and a CIR with a CIR Speed equal to the Connection Access Speed for each individual Connection. Galileo must confirm with SITA the availability of the corresponding bandwidth between the concerned sites on a case-by-case basis. These charges are exclusive of Local Access Line charges.

         HTDS availability and charges for the existing HTDS Links are as set forth in Table 15 below:


-------------------------------------------------------------------------------
                                    TABLE 15
-------------------------------------------------------------------------------
--------------------------------------------- ---------------------------------
       AVAILABILITY                               CHARGE (IN USD)
--------------------------------------------- ---------------------------------
Johannesburg 128 Kbps HTDS to Denver          $ *** per month for primary flows
                                              $ *** per month for backup flows
--------------------------------------------- ---------------------------------
Rome 256 Kbps HTDS to Denver                          $ *** per month
--------------------------------------------- ---------------------------------
Athens 64 Kbps HTDS to Denver                         $ *** per month
--------------------------------------------- ---------------------------------
Dublin 64 Kbps HTDS to Denver                         $ *** per month
--------------------------------------------- ---------------------------------
London Heathrow 64 Kbps HTDS to Denver        $ *** per month for primary flows
                                              $ *** per month for backup flows
--------------------------------------------- ---------------------------------

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

     ARTICLE 10.0 - GLOBAL MESSAGING SERVICES

     10.1     Type B Messaging Service, SITATEX Service, GMS Fax Service

         The monthly traffic charges set forth in Table 16 below cover the following Global Messaging Services for Galileo (1G) and Covia (1V):

(a)      standard Type B Connections;
         (b)      Type B addresses;
         (c) Type B Transmission (with the exception of USA and Canada which are covered under Article 10.2 below);
         (d)      Relay Through Broadcasting;
         (e)      SITATEX; and
         (f)      GMS Fax Services.

---------------------------------------------------------------------
                                    TABLE 16
---------------------------------------------------------------------
--------------------------------- -----------------------------------
CHARGEABLE TRAFFIC                   MONTHLY CHARGE
                                         (IN USD)
--------------------------------- -----------------------------------
Up to 400 MCM                                   $ ***
--------------------------------- -----------------------------------
Between 400 - 650 MCM                           $ ***
--------------------------------- -----------------------------------
Above 650 MCM                                   $ ***
--------------------------------- -----------------------------------


Sample Calculation:        Charges for 750 MCM would be calculated at ***


         The maximum number of dedicated Type B and SITATEX Connections is ***. The charge for additional Connections is as set forth below:

             USD $ *** per Connection inclusive of address charges.


         The maximum number of GMS Fax pages is ***. The charge for additional pages is as set forth below:

                               USD $ *** per page.

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

10.2     Domestic Type B Messaging Service

         The traffic within the USA, the traffic within Canada and the traffic between the USA and Canada will be regarded as one territory to determine the applicable monthly flat rate charge set forth in Table 17 below (hereinafter, the "Domestic Traffic"):

----------------------------------------------------------------------
                                    TABLE 17
 -----------------------------------------------------------------------
----------------------------------- -----------------------------------
TRAFFIC VOLUME                          FLAT RATE MONTHLY CHARGE
(characters per month)                            (IN USD)
----------------------------------- -----------------------------------
20,000,000 - 40,000,000                           $ ***
----------------------------------- -----------------------------------
40,000,001 - 80,000,000                           $ ***
----------------------------------- -----------------------------------
80,000,001 - 160,000,000                          $ ***
----------------------------------- -----------------------------------
160,000,001 - 320,000,000                         $ ***
----------------------------------- -----------------------------------
320,000,001 - 640,000,000                         $ ***
----------------------------------- -----------------------------------
640,000,001 - 960,000,000                         $ ***
----------------------------------- -----------------------------------
960,000,001 - 1,440,000,000                       $ ***
----------------------------------- -----------------------------------
1,440,000,001 - 1,920,000,000                     $ ***
----------------------------------- -----------------------------------
1,920,000,001 - 2,560,000,000                     $ ***
----------------------------------- -----------------------------------
2,560,000,001 and above                  $ *** plus $ *** per MCM
----------------------------------- -----------------------------------


         If the Domestic Traffic is less than ***, it will included and charged per the international rates set forth in Article 10.1.

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

     ARTICLE 11.0 - ELECTRONIC COMMERCE - TRADING SERVICES


Electronic Commerce - Trading Services "bundled" charges are as set forth in Table 18 below. These bundled charges include the following, as described in the TOPS under the Electronic Commerce - Open Trading section of the TOPS:

(a)      Initial registration fee;
(b)      One mailbox per Interchange partner;
(c)      Processing charges;
(d) Transmission charge to any Galileo Mailbox destination with an average traffic allowance of 2 MCM of traffic per connection;
(e)      Software Charge; and
(f)      PC provisioning when necessary.

---------------------------------------------------------------------
                                    TABLE 18
---------------------------------------------------------------------
--------------------------------- -----------------------------------
       ITEM                          MONTHLY CHARGE
                                        (IN USD)
-------------------------------- -----------------------------------
--------------------------------- -----------------------------------
Interchange Charge per Mailbox             $ ***
--------------------------------- -----------------------------------
--------------------------------- -----------------------------------
Additional Traffic Above 2 MCM             $ *** per MCM
           Average
--------------------------------- -----------------------------------


"Session only" and "Optional Services" (as described in the TOPS) will be charged per the TOPS.

Sample Calculation (based on 1999 TOPS)

TOPS Charges:
Number of Mailboxes        23 Mailboxes
Millions of Characters     156.068 MCM
TOPS Charges               USD $ ***

Special Open Trading (OT) Charges:
OT Mailbox Charges         23 Mailboxes x USD $ *** each = USD $ ***
Add'l Traffic Charges      ***

110.068 MCM x $ *** per MCM = $ ***

Total OT Charges           ***

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

     ARTICLE 12.0 - CUSTOMER PREMISES EQUIPMENT


12.1     Standard CPE

         SITA can install, configure, manage and maintain Nortel-based equipment which may allow Galileo to reduce the cost of accessing the Global SITA network by connecting multiple terminals, hosts or LANs over a leased line. Galileo can choose from nine (9) standard CPE options with different configurations of V.24, V.35 and Token Ring ports, as further defined in the TOPS. The monthly service charge covers the management and maintenance of the service including the rental of the hardware and software. The following charges and pricing conditions apply for standard CPE:

         (a)      CPE Installation charges are ***;
         (b)      Monthly CPE Standard Service Charge is at TOPS ***;
         (c) Network Charges for the UTP Network Links and associated Transmission Charges will be based on the rates defined in Articles 2.2 and 2.3 above;
         (d) Minimum contract term for standard CPE Access Service is *** per the TOPS; and
         (e)      Any additional conditions in the TOPS apply.

  12.2     Non-Standard CPE

         Non-standard CPE may be available upon request and is subject to mutual agreement on a case by case basis. Charges for non-standard CPE equipment currently installed on the Galileo premises are set forth in paragraphs 12.2.1 through 12.2.4.

         12.2.1   Denver AMs and Passports

                  SITA *** the existing Denver CPE AM and Passport equipment or for certain potential expansion during the Initial Term. This expansion can cover up to one (1) new AM in addition to the existing two (2) Passports and five (5) AMs in Galileo's KF1 and KF2 buildings. Expansion beyond this planned configuration will result in an adjustment to the charges. The cost of this equipment is covered by the remote end Connection charges outside of Denver. The existing equipment in Denver includes:

                           Passport 160              ***
                                    CDEN2
                                    CDEN3

                           AM DPN-100-15             ***
                                    ADEN3
                                    ADEN4
                                    ADEN5
                                    ADEN6
                                    ADEN10

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

         12.2.2   Denver IWS SUN Sparc

                  The monthly charges set forth below apply to the IWS SUN Sparc installed in Denver:

               USD $ *** per month.

                  Any future software or hardware upgrades to maintain the operational functionality of this system will be passed through to Galileo.

         12.2.3   Denver Cisco 7000 Routers

     The monthly charges set forth below apply to the two (2) existing Cisco 7000 routers installed in Denver: USD $ *** per month per router.

         12.2.4   Denver RS/6000

                  The monthly charges set forth below apply to the RS/6000 equipment installed in Denver for Galileo Bank Settlement Plan
                  (BSP) support. These charges are valid for the existing configuration including two (2) units as follows:

                  DEN RS/6000 USD $ *** per month (for both units)

                  RS6000 HW Rack Mounted (2 units for resiliency) AIX and HW Support (7 x 24) OFTP SW and support for 2 units OFTP License Fee for 2 units.

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

     ARTICLE 13.0 - MANAGEMENT ONLY OF CUSTOMER PROVIDED ROUTERS


13.1 SITA will provide the following management services in relation to Customer-provided and SITA-approved Cisco routers in specific countries at the charges listed in Table 19 set forth below:

         (a)      Router configuration;
         (b) Continuous service monitoring - remote router and Frame Relay or X25 network link supervision;
         (c)      Fault diagnostics, and
         (d)      Technical software support.

                 ----------------------------------------------
                                   TABLE 19
                 ----------------------------------------------
                 ----------------- ----------------------------
                                         MONTHLY CHARGE
                 COUNTRY                    (IN USD)
                 ----------------- ----------------------------
                 ----------------- ----------------------------
                 Hong Kong              $ *** per router
                 ----------------- ----------------------------
                 ----------------- ----------------------------
                 Indonesia              $ *** per router
                 ----------------- ----------------------------

--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

     ARTICLE 14.0 - GUARANTEED MINIMUM


14.1 Galileo is required to purchase from SITA under this Agreement a specified minimum amount of Intranet Connect, MDNS and/or Fram Relay Services(herein referred to as the "International Guaranteed Minimum Term Commitment"). During the Initial Term, the International Guaranteed Minimum Term Commitment is that amount of such Services that would cause the aggregate charges for such Services to be equal to ***. During any renewal term, the International Guaranteed Minimum Term Commitment is that amount of such Services that would cause the aggregate charges for such Services to be equal to ***.

14.2 The "Domestic USA Guaranteed Minimum Payment" by Galileo under this Agreement will be Galileo's migration over a *** migration period of at least ***. If the number of USA connections remain less than *** following this migration period, the charges in Tables 10 and 11 will not apply for the remainder of the term of this Agreement, and domestic USA charges will be based on the NAM1 rates set forth in Tables 1, 7 and 8 during such remainder.

14.3 At the time of execution of this Agreement, SITA was providing Galileo with SPOC (Single Point of Contact) and IOC (Intraconnect Operations Center) personnel at Galileo's premises in support of SITA's provision of Intranet Connect, MDNS and Frame Relay Services. If Galileo's combined spend on Intranet Connect, MDNS and Frame Relay Services hereunder falls below ***, SITA reserves the right to dissolve this on-site capability and to relocate such functions to SITA regional centers. In the event of such dissolution and relocation, if Galileo requires the continuation of such on-site capability, Galileo may opt to pay SITA for this capability on a time and material basis, at charges to be mutually agreed.


--------
*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

     ARTICLE 15.0 - VALIDITY


15.1     Validity

         Galileo must sign this Agreement on or before 31 December 1999 in order for the pricing provided in this Pricing Schedule to be valid.

Exhibit 10.28

                              Printed in U.S.A.

AMENDMENT TO AT&T CONTRACT TARIFF ATTACHMENT TO MASTER AGREEMENT BETWEEN AT&T
                                    CORP.
                      AND GALILEO INTERNATIONAL, L..L.C.


The AT&T Contract Tariff Attachment to the Master Agreement between AT&T Corp. ("AT&T") and Galileo International, L.L.C. ("Customer"), dated December 28, 1998, (the "Attachment"), whereby Customer ordered certain telecommunications services ("Services") from AT&T pursuant to AT&T Contract Tariff No. 10906 (the "CT"), is hereby amended as set forth below:

1. The CT shall be revised consistent with the contract tariff revisions attached hereto as Exhibit A. The revisions to the CT are indicated by letter symbols on the margins of Exhibit A, or by a notation at the top of a page that all material on that page is new.

2. AT&T will file with the Federal Communications Commission (the "FCC") revisions to the CT consistent with Exhibit A.

3. This Amendment shall be subject to the filing and effectiveness with the FCC of the revisions to the CT. Upon such filing and effectiveness, Services shall be furnished under the CT, as revised.

4. Each party, by signing below, acknowledges that it has read, understands and agrees to the provisions of this Amendment. Each individual signing below represents that such individual is duly authorized to sign this Amendment on behalf of the party for whom such individual is signing.

IN WITNESS WHEREOF, the parties have entered into this Amendment as of the date fully executed below.


CUSTOMER:
GALILEO INTERNATIONAL, L.L.C.                                   AT&T CORP.

By:  /s/ Lori M. Tobin                                   By: R.J. Paliseno
Senior Manager, Purchasing                                District Manager
May 6, 1999                                                   May 11, 1999



AT&T COMMUNICATIONS                              CONTRACT TARIFF NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 1
Bridgewater, NJ  08807                           Cancels Originals Page 1
Issued:  May 21,1999                             Effective:   May 22, 1999

                         CONTRACT TARIFF NO. 10906

                                CHECK SHEET

The Title Page and Pages 1 through 25 inclusive of this tariff are effective as of the date shown. Original and revised pages as named below contain all changes from the original tariff pages that are in effect on the date shown.

                                      Number            of            Revision
Number of Revision
                              Page      Except     as      Indicated      Page
Except as Indicated
                                1                                         1st*
16              1st*
                                7                                         1st*
24.1            Original*
                                9                                         1st*
24.2            Original*
                                14                                        1st*
24.3            Original*
                                15                                        1st*
25              1st*

*New or revised page

                             TABLE OF CONTENTS

                                                                     Page
Check Sheet........................................................   1
List of Concurring, Connecting and Other Participating Carriers....   1
Explanation of Symbols - Coding of Tariff Revisions................   1
Trademarks and Service Marks.......................................   2
Explanation of Abbreviations.......................................   2
General Provisions.................................................   3
Contract Summary...................................................   4

LIST OF CONCURRING, CONNECTING AND OTHER PARTICIPATING CARRIERS
Concurring Carriers - NONE
Connecting Carriers - NONE
Other Participating Carriers - NONE

EXPLANATION OF SYMBOLS - Coding of Tariff Revisions

Revisions to this tariff are coded through the use of symbols. These symbols appear in the right margin of the page. The symbols and their meanings are:

          R - to signify reduction.
          I - to signify increase.
          C - to signify changed regulation.
          T - to signify a change in text but no change in rate
              or regulation.
          S - to signify reissued matter.
          M - to signify matter relocated without change.
          N - to signify new rate or regulation.
          D - to signify discontinued rate or regulation.
          Z - to signify a correction.

Other marginal codes are used to direct the tariff reader to a footnote for specific information. Codes used for this purpose are lower case letters of the alphabet, e.g., x, y and z. These codes may appear beside the page revision number in the page header or in the right margin opposite specific text.

AT&T COMMUNICATIONS                              CONTRACT TARIFF NO. 10906
Adm. Rates and Tariffs                                  1st Revised Page 7
Bridgewater, NJ  08807                             Cancels Original Page 7
Issued:  May 21, 1999                             Effective:  May 22, 1999

5.Discounts (continued)

 B.  AT&T Private Line and AT&T Local Channel Services

  1. The Customer will receive the following discounts, each month, in lieu of the MultiService Volume Pricing Plan (MSVPP) discounts. These discounts will be applied in the same manner as the MSVPP discounts as specified in AT&T Tariff F.C.C. Nos.9 and 11, as amended from time to time.


   Service Components                                       Discount
   Domestic ASDS 9.6/56/64 kbps                                 25%
   Domestic ASDS 128 kbps and above                             40%
   Domestic DDS                                                 40%
   Domestic ACCUNET T1.5                                        55%
   Domestic ACCUNET T32                                         50%
   Domestic ACCUNET T45                                         50%
   Domestic ACCUNET Fractional T45                              55%
   AT&T VGLCs and AT&T DDLCs at speeds of 9.6 kbps & below      20%
   AT&T DDLCs at speeds of 56/64 kbps                           20%
   AT&T ACCUNET GDA at speeds of 9.6/56/64 kbps                 20%
   AT&T   Terrestrial   1.544  Mbps  Local  Channel  Service    20%
   (excluding the components in Section 5.C., following)

  2. The Customer will also receive the following discounts in any month that the Customer's undiscounted domestic charges for the MSVPP-eligible AT&T Tariff F.C.C. Nos.9 and/or 11 service components provided under this CT exceed $2,600,000. This additional discount will be determined based on the total undiscounted domestic monthly charges as specified below and will be applied to the entire eligible charges as specified below for that month as shown in the following example: If the Customes undiscounted domestic monthly charges are $3,000,000, and the discount for the service specified below is 14%, then the Customer will receive a discount amount of $420,000 for that service ($3,000,000 x .14 = $420,000). The amount of such additional discount, if any, will be applied as a credit to the Customers bill for the MSVPP-eligible service components provided under this Contract Tariff.


                                           MONTHLY DISCOUNTS
                                 ASDS at
                                 speeds   VGLCs,             Terrestrial
                                 of 9.6   DDLCs              1.544
Total Undiscounted               and      and      ACCUNET   Mbps
MSVPP-eligible                   56/64   ACCUNET   T1.5      Local
Domestic Charges                 kbps     GDA      Service   Channels   DDS
$0 up to $2,600,000                 0%      0%       0%         0%       0%
over $2,600,000 up to $4,000,000   15%     13%      14%        13%      13%
over $4,000,000                     0%      0%      0%          0%       0%


AT&T COMMUNICATIONS                              CONTRACT TARIFF NO. 10906
Adm. Rates and Tariffs                                  1st Revised Page 9
Bridgewater, NJ  08807                             Cancels Original Page 9
Issued:  May 21, 1999                             Effective:  May 22, 1999

5.  Discounts (continued)

 D.  AT&T InterSpan Frame Relay Services


C

  1. The Customer will receive a discount of 45%, each month, in lieu of the FRVPP discounts. This discount will be applied to the sum of the Domestic Access Port Monthly Charges, and to the FRVPP-Eligible FRS Charges in the same manner as the FRVPP discounts as specified in AT&T Tariff F.C.C. No.4, as amended from time to time. This discount does not apply to the Alaska PVC Charges specified in Section 7., following.



  2. The Customer will also receive a 2% discount in any month that the Customer's total domestic and international FRVPP Eligible FRS Charges and Domestic Access Ports Charges are at least $2,000,000. This additional discount will be determined based on the total amount of domestic and international FRVPP Eligible FRS Charges incurred by the Customer and will be applied to the entire eligible charges for that month. For example: If the Customer's total monthly domestic and international FRS charges and Domestic
Access Port Charges are $2,500,000, the Customer will receive a discount amount of $50,000 ($2,500,000 x .02 = $50,000). This discount does not apply to the Alaska PVC Charges specified in Section 7., following.


AT&T COMMUNICATIONS                              CONTRACT TARIFF NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 14
Bridgewater, NJ  08807                            Cancels Original Page 14
Issued:  May 21, 1999                             Effective:  May 22, 1999


6.C.  Promotions, Credits and Waivers (continued)

  2.  Recurring Charges


   (a)  50% of the PRI Office Function recurring Monthly Charge.
   (b)  The   recurring   Monthly   Charges  for  each   ACCUNET  T1.5  Access
Connection, M-24 Multiplexing Office Functions and ASDS and DDS Access Connections as specified in AT&T Tariff F.C.C. No.9, as amended from time to time, and Access Coordination Functions as specified in AT&T Tariff F.C.C. No. 11, as amended from time to time, associated with AT&T Terrestrial
1.544 Mbps Local Channel Services, 64 kbps and below ACCUNET GDA and Voice Grade Local Channel Services and 64 kbps and below DDLC Services provided under this CT, provided such service components are associated directly with the Services provided under this CT. There is no minimum retention period associated with this waiver.
   (c) The recurring Monthly Charges for each MSVPP-eligible service component for DDS Subrate Data Multiplexors and ASDS Subrate Data Multiplexors (excluding Access Connections to AT&T Switched Services) as specified in AT&T Tariff F.C.C. No.9, as amended from time to time.
   (d) The recurring Monthly Charges for each Analog and Digital Multipoint Charge, as specified in AT&T Tariff F.C.C. No. 9, as amended from time to time, for each Customer Premise on a local channel service for which the Access Coordination Function (ACF) is provided by AT&T.

  3.  Recurring, Nonrecurring and Usage Charges

   (a) Under the Term Plan Feature Package: The $50.00 per 800 number Monthly Charge is waived. The maximum total charge to be paid by the Customer over this CT Term, for the $25.00 nonrecurring Installation Charge, for each installation or change per 800 number, is $1,000 per Billing Account. There is no minimum retention period associated with this waiver.
   (b) Split Access Flexible Egress Routing (SAFER): For AT&T SDN Services, the per primary SDN central office Special Access Line Grouping nonrecurring Installation Charge is waived for no more than 25 Special Access Line Groupings, and the recurring Monthly Charge per AT&T Terrestrial 1.544 Local Channel or equivalent at the primary SDN central office is waived for the first 6 full billing months. For AT&T MEGACOM 800 Services, the nonrecurring Installation Charge per 800 Number per Customer Location is waived for no more than 25 800 numbers.

  4.  Credits

   (a) AT&T will apply a credit of $89,400 to the Customer's bill in the 3rd full billing month following the TSD. If the Customer discontinues this CT for any reason prior to the expiration of the CT Term and incurs a Termination Charge as specified in Section 6.D., following, AT&T will bill the Customer, at the time of discontinuance, the entire amount of the credit received. Any such bill must be paid by the Customer within 30 days.

   (b) During year one of the CT Term, AT&T will apply a $20,000 credit, each month, to the Customer's bill.

AT&T COMMUNICATIONS                              CONTRACT TARIFF NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 15
Bridgewater, NJ  08807                            Cancels Original Page 15
Issued:  May 21, 1999                           Effective:  May 22, 1999

6.C.4.Credits (continued)

   (C) AT&T will apply a credit of $134,100 in the 15th full billing month following the TSD and a credit of $223,500 in the 27th, 39th and 51st full billing months following the TSD provided that: (i) the Customer is current in all payments to AT&T and (ii) the Customer has satisfied the MARC for the previous year. If the Customer discontinues this CT for any reason prior to the expiration of the CT Term and incurs a Termination Charge as specified in
Section 6.D.3., following, AT&T will bill the Customer, at the time of discontinuance, the entire amount of the credits received. Any such bill must be paid by the Customer within 30 days.

   (d) During the first 12 months following the CISD for AT&T Private Line Services, AT&T will apply a quarterly credit to the Customer's AT&T Private Line Services bill equal to $33.84 per DS0 access line in service each month for the preceding three months in which the credit is to be applied, provided the DS0 access line is associated with the AT&T Digital Data Local Channel Services (DDLC) and AT&T ACCUNET Generic Digital Access Service (GDA) at speeds of 56 kbps and below provided under this Contract Tariff. The credit(s), if any, will be applied in the 4th, 7th, 10th and 13th months following the CISD for the AT&T Private Line Services provided under this CT.

   (e) AT&T will apply a one-time credit of $15,000 to the Customer's bill in the 3rd full billing month following the TSD.


   (f) AT&T will apply a credit of $250,000 to the Customer's AT&T InterSpan Frame Relay Services bill in the 4th full billing month following the TSD. If the Customer discontinues this CT for any reason prior to the expiration of the CT Term and incurs a Termination Charge as specified in Section 6.D.3., following, AT&T will bill the Customer, at the time of discontinuance, the entire amount of the credit received. Any such bill must be paid by the Customer within 30 days.


   (g) AT&T will apply a credit, not to exceed a total of $20,000 for each year of the CT Term, equal to the charges associated with the Recurring and Nonrecurring Charges of any new AT&T Services not previously subscribed to by the Customer during the CT Term which are provided under this Contract Tariff. The credit, if any, will be applied in the 13th, 25th and 36th full billing months following the TSD.

 D. Discontinuance-In lieu of any Discontinuance With or Without Liability provisions that are specified in the AT&T tariffs referenced in Section 1., preceding, the following provisions shall apply.

  1. The Customer may discontinue this CT prior to the end of the CT Term, provided the Customer replaces this CT with other AT&T Services or another AT&T CT for AT&T Tariffed Interstate Services having: (i) an equal or greater new annualized MARC for the "MARC-eligible Services" specified in
Section 3., preceding, and (ii) a new term equal to or greater than the remaining term, but not less than 3 years. The Customer will also be billed a Shortfall Charge equal to: the difference between (1) the prorated MARC for the year in which the Customer discontinues and (2) the total of the actual MARC-eligible charges incurred for that year, provided the amount in (2) is less than the amount in (1).


   Certain material previously found on this page can now be found on Page 16.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 16
Bridgewater, NJ  08807                            Cancels Original Page 16
Issued:  May 21, 1999                             Effective:  May 22, 1999

6.D.Discontinuance (continued)


  2. The Customer may discontinue this CT in the 50th month following the TSD, provided that the Customer has: (i) satisfied at least $86,400,000 in "MARC-eligible" charges at the time of discontinuance and (ii) notifies AT&T in writing, no less than 30 days prior to the effective date of discontinuance. If the Customer elects to discontinue this CT under this option, the Customer will not be responsible for repayment of any credits received or waived nonrecurring Installation Charges and waived recurring Monthly Charges, as specified in Section 6.C., preceding.

  3. If the Customer discontinues this CT for any reason other than specified in Section 6.D.1. or 6.D.2., above, prior to the expiration of the CT Term, a Termination Charge will apply. The Termination Charge will be an amount equal to 35% of the unsatisfied MARC for the year in which the Customer discontinues this CT and 35% of the MARC for each year remaining in the CT Term. However, the Customer will also be billed an amount as specified in Sections 6.C.4.(a), (c) and (f), preceding.

 E. Other Requirements - AT&T will provision up to twenty (20) Access Ports per month (at speeds of 64 kbps and below) within twenty-two (22) calendar days.

AT&T will provision 95% of the remaining Access Ports (not to exceed thirty-seven (37) Access Ports per month) within twenty-seven (27) calendar days.

AT&T will provision Access Ports in excess of those specified above within the standard interval of thirty (30) calendar days.

The Customer will designate each Access Port to be provisioned within the twenty-two (22) calendar day interval, the twenty-seven (27) calendar day interval of the standard thirty (30) calendar day interval.


 F.  Availability - This  Contract  Tariff is available only to Customers who:
(1) concurrently order this CT only once, either by the Customer or any Affiliate of the Customer, which is any entity that owns a controlling interest in either the Customer or an Affiliate of the Customer, or any entity in which a controlling interest is owned by either the Customer or an Affiliate of the Customer and (2) ordered service in a previous availability period or who orders service within 30 days after May 22, 1999 for initial installation of the Services Provided under this CT within 30 days after the date ordered.

   Certain material on this page formerly appeared on Page 15.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  Original Page 24.1
Bridgewater, NJ  08807
Issued:  May 21, 1999                             Effective:  May 22, 1999

                  ** All material on this page is new. **

7.H.  AT&T InterSpan Frame Relay Service Rates (continued)

   III. AT&T International End-to-End (E2E) Frame Relay Service (FRS) - The charges for E2E FRS consist of Non-Recurring Charges and Monthly Charges for Domestic Ports, Global Ports, Non-US Ports and E2E PVCs. An E2E FRS network must contain at least one PVC connecting to a Domestic Port or a Global Port in the US.

   A. Non-US Port - A Non-US Port is required to connect to an E2E PVC in the international locations specified in Section 14.12.1., of AT&T Tariff F.C.C. No. 4 as amended from time to time.

    1. Non-US Port Type I - Non-US Port Type I Ports are required to connect E2E PVCs between international locations. The following Monthly Recurring Charges for Non-US Ports Type I will apply during the CT Term.

     (a)  Non-US Port Type I Recurring Charges Table:  Region 4


      Port          Monthly
      Speed        Charges:
      kbps         Region 4
    56/64        $  323.00
      128        $  538.00
      192        $  856.00
      256        $1,232.00
      384        $1,744.00
      512        $2,156.00
      768        $2,876.00
     1024        $3,424.00
     1536        $4,382.00
     1920        $5,478.00
     1984        $5,478.00
     2048        $5,478.00

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  Original Page 24.2
Bridgewater, NJ  08807
Issued:  May 21, 1999                             Effective:  May 22, 1999

                  ** All material on this page is new. **

7.H.III.A.  Non-US Port (continued)

   2. Non-US Port Type II - Provides connection capability within a single country. The following Monthly Recurring Charges for Non-US Ports Type II will apply during the CT Term.

    (a)  Non-US Port Type II Recurring Charges Table:  Region A

      Port          Monthly
      Speed         Charges
      kbps         Region A
    56/64        $  306.00
      128        $  465.00
      192             N/A
      256        $  709.00
      384             N/A
      512        $1,052.00
      768             N/A
     1024        $1,626.00
     1536        $1,993.00
     1920        $1,993.00
     1984        $1,993.00
     2048        $1,993.00

   3. E2E PVC - An E2E PVC is an end-to-end, full channel logical connection between the US and an international location, or between international locations. E2E PVCs are available only in a two-way configuration. An E2E two-way PVC provides full two-way connectivity. E2E PVCs may be connected to Domestic Ports or Global Ports in the US and to Non-US Ports in international locations.

    (a) E2E PVC Recurring Charges - The following Recurring Monthly Charges will apply for each 1-Way portion of a 2-way E2E PVC as specified in the following E2E PVC Recurring Charges Tables during the CT Term.

               E2E PVC Recurring Charges Table: Bands 2, 17, B

     E2E       1-Way E2E    1-Way E2E    1-Way E2E
     PVC      PVC Monthly  PVC Monthly  PVC Monthly
     CIR        Charges:     Charges:     Charges:
    kbps         Band 2      Band 17       Band B
     4        $   30.00    $   645.00   $    16.00
     8        $   48.00    $   846.00   $    22.00
    16        $   73.00    $ 1,097.00   $    34.00
    24        $   98.00    $ 1,398.00   $    42.00
    32        $  123.00    $ 1,640.00   $    50.00
    48        $  153.00    $ 2,090.00   $    58.00
 56/64        $  196.00    $ 2,370.00   $    66.50
    96        $  256.00    $ 3,183.00   $   101.00
   128        $  267.00    $ 3,586.00   $   117.00
   192        $  306.00    $ 5,039.00   $   175.00
   256        $  367.00    $ 6,004.00   $   234.00
   384        $  514.00    $ 8,907.00   $   351.00
   512        $  685.00    $11,822.00   $   467.00

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  Original Page 24.3
Bridgewater, NJ  08807
Issued:  May 21, 1999                             Effective:  May 22, 1999

                  ** All material on this page is new. **

7.H.  Rates (continued)

   IV. Alaska PVC - An Alaska PVC is a logical connection to an Alaska location. An Alaska PVC is a two-way half channel PVC that connects to a two-way half channel PVC furnished by another Carrier or administration in Alaska to provide full two-way connectivity. An Alaska PVC can be connected to a Global or a Domestic Port.

 A. Alaska PVC Installation Charges - The following Installation Charges will apply for the installation of each Alaska PVC during the CT Term.
                                    Installation
                                     Charge
                    per PVC          $0.00

 B. Recurring Charges - The following Recurring Monthly Charges will apply for each Alaska PVC, during the CT Term.

                           Alaska PVC Charges Table

                            Alaska                              Alaska
                            Two-Way                             Two-Way
                            Half Channel                        Half Channel
                            PVC                                 PVC
                            Monthly                             Monthly
  PVC CIR                   Charge       PVC CIRkbps            Charge
  kbps

      4                        $36.30       448                   $543.40
      8                        $49.50       512                   $620.95
     16                        $90.20       576                   $697.95
     32                       $180.95       640                   $776.05
     48                       $270.05       704                   $853.60
  56/64                       $315.70       768                   $931.15
    128                       $346.50       832                 $1,008.70
    192                       $351.45       896                 $1,086.25
    256                       $360.80       960                 $1,164.35
    320                       $451.00      1024                 $1,241.90
    384                       $465.30


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 25
Bridgewater, NJ  08807                            Cancels Original Page 25
Issued:  May 21, 1999                             Effective:  May 22, 1999

7.  Rates (continued)

 I. AT&T Private Line Services - The following AT&T Private Line rates will apply during the CT Term, in lieu of those specified in AT&T Tariff F.C.C. No. 9.

  1.  ACCUNET Spectrum of Digital Services

   (a)  Inter Office Channel
                                                  MONTHLY CHARGES
                          Mileage                   PER CHANNEL
                           Band       USOC      Fixed     Per Mile
   per 9.6 kbps IOC         1+        1LNVX     $230.00     $0.29
   per 56/64 kbps IOC       1+        1LNVX     $230.00     $0.29

  2.  AT&T ACCUNET T1.5 Service



   (a) Inter Office Channel
                                                  MONTHLY CHARGES
                          Mileage                   PER CHANNEL
                           Band       USOC        Fixed     Per Mile
   per 1.5 Mbps IOC         1+        1LNVX     $3,500.00    $3.95

Exhibit 10.28

                             Printed in U.S.A.
  SECOND AMENDMENT TO AT&T CONTRACT TARIFF ATTACHMENT TO MASTER AGREEMENT
                            BETWEEN AT&T CORP.
                    AND GALILEO INTERNATIONAL, L..L.C.


The AT&T Contract Tariff Attachment to the Master Agreement between AT&T Corp. ("AT&T") and Galileo International, L.L.C. ("Customer"), dated December 28, 1998, (the "Attachment"), whereby Customer ordered certain telecommunications services ("Services") from AT&T pursuant to AT&T Contract Tariff No. 10906 (the "CT"), is hereby amended as set forth below:

1. The CT shall be revised consistent with the contract tariff revisions attached hereto as Exhibit A. The revisions to the CT are indicated by letter symbols on the margins of Exhibit A, or by a notation at the top of a page that all material on that page is new.

2. AT&T will file with the Federal Communications Commission (the "FCC") revisions to the CT consistent with Exhibit A.

3.    This Amendment shall be subject to the filing and effectiveness  with
      the  FCC  of  the   revisions   to  the  CT.  Upon  such  filing  and
      effectiveness, Services shall be furnished under the CT, as revised.

4. Each party, by signing below, acknowledges that it has read, understands and agrees to the provisions of this Amendment. Each individual signing below represents that such individual is duly authorized to sign this Amendment on behalf of the party for whom such individual is signing.

IN WITNESS WHEREOF, the parties have entered into this Amendment as of the date fully executed below.


CUSTOMER:
GALILEO INTERNATIONAL, L.L.C.                                         AT&T


By:  /s/  Lori M. Tobin                             By:  /s/ R.J. Paliseno
Senior Manager, Purchasing                                District Manager
July 23, 1999                                                July 27, 1999

AT&T COMMUNICATIONS                              CONTRACT TARIFF NO. 10906
Adm. Rates and Tariffs                                  2nd Revised Page 1
Bridgewater, NJ  08807                             Cancels Original Page 1
Issued:  July 29, 1999                           Effective:  July 30, 1999


                         CONTRACT TARIFF NO. 10906

                                CHECK SHEET

The Title Page and Pages 1 through 25 inclusive of this tariff are effective as of the date shown. Original and revised pages as named below contain all changes from the original tariff pages that are in effect on the date shown.

                                      Number          of           Revision
Number of Revision
                              Page     Except     as     Indicated     Page
Except as Indicated
                                1                                      2nd*
16              2nd*
                                7                                      2nd*
24.1            Original
                                9                                       1st
24.2            Original
                                14                                      1st
24.3            Original
                                15                                      1st
25              1st

*New or revised page

                             TABLE OF CONTENTS

                                                                     Page
Check Sheet........................................................   1
List of Concurring, Connecting and Other Participating Carriers....   1
Explanation of Symbols - Coding of Tariff Revisions................   1
Trademarks and Service Marks.......................................   2
Explanation of Abbreviations.......................................   2
General Provisions.................................................   3
Contract Summary...................................................   4

LIST OF CONCURRING, CONNECTING AND OTHER PARTICIPATING CARRIERS
Concurring Carriers - NONE
Connecting Carriers - NONE
Other Participating Carriers - NONE

EXPLANATION OF SYMBOLS - Coding of Tariff Revisions

Revisions to this tariff are coded through the use of symbols. These symbols appear in the right margin of the page. The symbols and their meanings are:

          R - to signify reduction.
          I - to signify increase.
          C - to signify changed regulation.
          T - to signify a change in text but no change in rate
              or regulation.
          S - to signify reissued matter.
          M - to signify matter relocated without change.
          N - to signify new rate or regulation.
          D - to signify discontinued rate or regulation.
          Z - to signify a correction.

Other marginal codes are used to direct the tariff reader to a footnote for specific information. Codes used for this purpose are lower case letters of the alphabet, e.g., x, y and z. These codes may appear beside the page revision number in the page header or in the right margin opposite specific text.


AT&T COMMUNICATIONS                              CONTRACT TARIFF NO. 10906
Adm. Rates and Tariffs                                  2nd Revised Page 7
Bridgewater, NJ  08807                             Cancels Original Page 7
Issued:  July 29, 1999                           Effective:  July 30, 1999

5.  Discounts (continued)

 B.  AT&T Private Line and AT&T Local Channel Services

  1. The Customer will receive the following discounts, each month, in lieu of the MultiService Volume Pricing Plan (MSVPP) discounts. These discounts will be applied in the same manner as the MSVPP discounts as specified in AT&T Tariff F.C.C. Nos.9 and 11, as amended from time to time.

   Service Components                                       Discount
   Domestic ASDS 9.6/56/64 kbps                                 25%
   Domestic ASDS 128 kbps and above                             40%
   Domestic DDS                                                 40%
   Domestic ACCUNET T1.5                                        55%
   Domestic ACCUNET T32                                         50%
   Domestic ACCUNET T45                                         50%
   Domestic ACCUNET Fractional T45                              55%
   AT&T VGLCs and AT&T DDLCs at speeds of 9.6 kbps & below      20%
   AT&T DDLCs at speeds of 56/64 kbps                           20%
   AT&T ACCUNET GDA at speeds of 9.6/56/64 kbps                 20%
   AT&T   Terrestrial   1.544  Mbps  Local  Channel  Service    20%
   (excluding the components in Section 5.C., following)

  2. The Customer will also receive the following discounts in any month that the Customer's undiscounted domestic charges for the MSVPP-eligible AT&T Tariff F.C.C. Nos.9 and/or 11 service components provided under this CT exceed $2,600,000. This additional discount will be determined based on the total undiscounted domestic monthly charges as specified below and will be applied to the entire eligible charges as specified below for that month as shown in the following example: If the Customer's undiscounted domestic monthly charges are $3,000,000, and the discount for the service specified below is 14%, then the Customer will receive a discount amount of $420,000 for that service ($3,000,000 x .14 = $420,000). The amount of such additional discount, if any, will be applied as a credit to the Customer's bill for the MSVPP-eligible service components provided under this Contract Tariff.

                                           MONTHLY DISCOUNTS
                                 ASDS at
                                 speeds   VGLCs,             Terrestrial
                                 of 9.6   DDLCs              1.544
Total Undiscounted               and      and      ACCUNET   Mbps
MSVPP-eligible                   56/64   ACCUNET   T1.5      Local
Domestic Charges                 kbps     GDA      Service   Channels   DDS
$0 up to $2,600,000                 0%      0%       0%         0%       0%
over $2,600,000 up to $8,000,000   15%     13%      14%        13%      13%
over $8,000,000                     0%      0%      0%          0%       0%


AT&T COMMUNICATIONS                              CONTRACT TARIFF NO. 10906
Adm. Rates and Tariffs                                 2nd Revised Page 16
Bridgewater, NJ  08807                            Cancels Original Page 16
Issued:  July 29, 1999                           Effective:  July 30, 1999
AT&T COMMUNICATIONS                              contract tariff NO. 10906


6.D.  Discontinuance (continued)

  2. The Customer may discontinue this CT in the 50th month following the TSD, provided that the Customer has: (i) satisfied at least $86,400,000 in "MARC-eligible" charges at the time of discontinuance and (ii) notifies AT&T in writing, no less than 30 days prior to the effective date of discontinuance. If the Customer elects to discontinue this CT under this option, the Customer will not be responsible for repayment of any credits received or waived nonrecurring Installation Charges and waived recurring Monthly Charges, as specified in Section 6.C., preceding.

  3. If the Customer discontinues this CT for any reason other than specified in Section 6.D.1. or 6.D.2., above, prior to the expiration of the CT Term, a Termination Charge will apply. The Termination Charge will be an amount equal to 35% of the unsatisfied MARC for the year in which the Customer discontinues this CT and 35% of the MARC for each year remaining in the CT Term. However, the Customer will also be billed an amount as specified in Sections 6.C.4.(a), (c) and (f), preceding.

 E. Other Requirements - AT&T will provision up to twenty (20) Access Ports per month (at speeds of 64 kbps and below) within twenty-two (22) calendar days.

AT&T  will  provision  95% of the  remaining  Access  Ports  (not to exceed
thirty-seven  (37)  Access  Ports  per  month)  within   twenty-seven  (27)
calendar days.

AT&T will provision Access Ports in excess of those specified above within the standard interval of thirty (30) calendar days.

The Customer will designate each Access Port to be provisioned within the twenty-two (22) calendar day interval, the twenty-seven (27) calendar day interval of the standard thirty (30) calendar day interval.




 F. Availability - This Contract Tariff is available only to Customers who: (1) concurrently order this CT only once, either by the Customer or any Affiliate of the Customer, which is any entity that owns a controlling interest in either the Customer or an Affiliate of the Customer, or any entity in which a controlling interest is owned by either the Customer or an Affiliate of the Customer and (2) ordered service in a previous availability period or who orders service within 30 days after July 30, 1999 for initial installation of the Services Provided under this CT within 30 days after the date ordered.



   Certain material on this page formerly appeared on Page 15.


COMPUTATION OF EARNINGS PER SHARE                                                   Exhibit 11.1
    (in thousands, except per share data)


                                                            1999         1998          1997
                                                        -----------   ----------   ----------

Average shares issued (proforma for 1997)                   104,899      104,807       95,000
Effect of dilutive options and restricted stock                 673          390           24
Treasury stock                                               (6,758)         (11)           -
                                                        -----------   ----------   ----------
    Total                                                    98,814      105,186       95,024
                                                        ===========   ==========   ==========

Income before income taxes as reported                    $ 361,272   $  325,481   $  205,613
Income taxes (proforma for 1997)                            143,064      129,867       82,245
Net income to common stockholders (proforma for 1997)       218,208      195,614      123,368
                                                        ===========   ==========   ==========

Earnings per common share:
    Basic earnings per share (proforma for 1997)               2.22         1.87         1.30
                                                        ===========   ==========   +=========
    Diluted earnings per share (proforma for 1997)             2.21         1.86         1.30
                                                        ===========   ==========   ==========



                                                                                   Exhibit 21.1
                                  GALILEO INTERNATIONAL, INC.
                                   Schedule of Subsidiaries
                                                                                Place of
                                                                                Organization/
Name and Business Address of Subsidiary   Ownership                             Incorporation
---------------------------------------   ---------                             -------------
Apollo Galileo Mexico S.A. de C.V.        99% Apollo Galileo USA Partnership    Mexico
Edificio Corporativo Polanco              1% Habinus Trading Corporation
Jaime Balmes #8
Mezannine 7y8
Col. Los Morales Polanco
11570 Mexico D.F.C.P.
 MEXICO

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

Apollo Galileo USA Sub I, Inc.            100% Galileo International, L.L.C.    Delaware,
9700 W. Higgins Road, Ste. 400                                                  United States
Rosemont, Illinois 60018 USA

Apollo Galileo USA Sub II, Inc.           100% Galileo International, L.L.C.    Delaware,
9700 W. Higgins Road, Ste. 400                                                  United States
Rosemont, Illinois 60018 USA

Covia Canada Partnership Corp.            100% Galileo International, L.L.C.    Canada
C/o Fasken Martineau DuMoulin
Toronto Dominion Bank Tower, Box 20, Ste. 4200
Toronto-Dominion Center
Toronto, Ontario M5K 1N6 CANADA

Distribution Systems                      100% Galileo BA, Inc.                 Delaware,
9700 W. Higgins Road, Stuite 400                                                United States
Rosemont, Illinois  60018 USA

GIO Services, L.L.C.                      100% Galileo International, L.L.C.    Delaware,
9700 W. Higgins Road, Suite 400                                                 United States
Rosemont, Illinois  60018 USA

Galileo Acquisition Co.                   100% Galileo International, Inc.      Delaware,
9700 W. Higgins Road, Suite 400                                                 United States
Rosemont, Illinois  60018  USA


Galileo Asia Limited                      100% Galileo International, L.L.C.    Delaware,
9700 W. Higgins Road, Ste. 400                                                  United States
Rosemont, Illinois 60018 USA

Galileo BA, Inc.                          100% Galileo International, Inc.      Delaware,
9700 W. Higgins Road, Suite 400                                                 United States
Rosemont

Galileo Belgium S.A.                      99% The Galileo Company               Belgium
Boulevard du Regent Iaan 54, Fifth Floor  1% Galileo France SARL
1000 Brussels, BELGIUM

Galileo Brasil Limited                    100% Galileo International, L.L.C.    Delaware,
9700 W. Higgins Road, Ste. 400                                                  United States
Rosemont, Illinois 60018 USA

Galileo Canada Holding Inc.               100% Galileo International, Inc.      Canada
C/o Fasken Martineau DuMoulin
Toronto Dominion Bank Tower, Box 20, Ste. 4200
Toronto-Dominion Center
Toronto, Ontario M5K 1N6 CANADA

Galileo Canada Two Inc.                   100% Galileo Canada Holding Inc.      Canada
C/o Fasken Martineau DuMoulin
Toronto Dominion Bank Tower, Box 20, Ste. 4200
Toronto-Dominion Center
Toronto, Ontario M5K 1N6 CANADA

Galileo Canada Distribution Systems Inc.  100% Galileo Canada Holding Inc.      Canada
3330 Front Street W. 7th
Toronto, Ontario M5V 3B7 CANADA

Galileo Canada ULC                        100% Galileo International, Inc.      Nova Scotia,
c/o Stewart McKelvey Stirling Scales                                            Canada
1959 Upper Water Street
P.O. Box 997
Halifax, Nova Scotia B3J 2X2
CANADA

Galileo Deutschland GmbH                  100% The Galileo Company              Germany
Dusseldorfer Strasse 4-8
60329 Frankfurt
GERMANY



Galileo do Brasil & Cia                   99% Galileo Latin America, L.L.C.     Brazil
Avenida Paulista                          1 % Galileo Brasil Limited
475-8       Andar
Edificia Kyoei
CEP 01311-908
Sao Paulo - SP
BRAZIL

Galileo Espana, S.A.                      100% The Galileo Company              Spain
Peonias 2
Edificio Piovera Azul
28042 Madrid
SPAIN

Galileo France SARL                       100% The Galileo Company              France
7/13 Paul-Emile Victor
92521 Neuilly-sur-Seine Cedex
FRANCE

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

Galileo International, L.L.C.             100% Galileo International, Inc.      Delaware,
9700 W. Higgins Road, Ste. 400                                                  United States
Rosemont, Illinois 60018 USA

Galileo International Limited             100% The Galileo Company              United Kingdom
Galileo House
2 Windsor Dials
Windsor, Berkshire SL 1RS
UNITED KINGDOM

Galileo International Services, Inc.      100% Apollo Galileo USA Partnership   Delaware,
Gasheka Street 7 Ste. 900                                                       United States
Moscow 123056
RUSSIA

Galileo Latin America, L.L.C.             99% Galileo International, L.L.C.     Delaware,
9700 W. Higgins Road, Ste. 400            1% Galileo Brasil Limited             United States
Rosemont, Illinois 60018 USA



Galileo Nederland B.V.                    100% Galileo International, Inc.      The Netherlands
Netpunusstraat 35
2132 JA Hoofddorp
P.O. Box 3064, 2139KB
THE NETHERLANDS

Galileo Nordiska AB                       100% Galileo International, Inc.      Sweden
Oxoorgsgatan
P.O. Box 7512
10392 Stockholm
SWEDEN

Galileo Portugal Limited                  100% The Galileo Company              United Kingdom
Edif. Amadeu Souza Cardosa
Alameda Antonio Sergio 22 - 3 A
Mira Flores
1498-132 ALGES
PORTUGAL

Galileo Switzerland AG                    100% Galileo International, Inc.      Switzerland
Grindelstrasse 6
8303 Basserdorf
SWITZERLAND

Galileo Technologies, Inc.                100% Galileo International, L.L.C.    Delaware,
9700 W. Higgins Road, Ste. 400                                                  United States
Rosemont, Illinois 60018 USA

Galileo Venezuela, C.A.                   99% Galileo International, Inc.       Venezuela
Av. Francisco de Miranda                  1% Galileo International, L.L.C.
Torre Provincial, Torre A
Piso 7, Oficinia 71, Chacao 1060
Caracas
VENEZUELA

Magellen Technologies, Inc.               100% Galileo International, Inc.      Delaware,
9700 W. Higgins Road, Ste. 400                                                  United States
Rosemont, Illinois 60018 USA

The Galileo Company                       99% Galileo International, L.L.C.     United Kingdom
Galileo Europe                            1% Non-GI Entities
2 Windsor Dials
Arthur Road
Windsor, Berkshire, SL4 1RS
UNITED KINGDOM

S.D. Shepherd Systems, Inc.               100% Galileo International, Inc.      Delaware,
1401 Manatee Ave., W., Ste. 1000                                                United States
Bradenton, FL 34205

                                                                   Exhibit 23.1
                                   Consent of KPMG LLP

The Board of Directors
Galileo International, Inc.:

We consent to the incorporation by reference in the registration statements (No. 333-71507, No. 333-55767 and No. 333-77421) on Form S-8 of Galileo
International, Inc. of our report dated January 31, 2000, except for Note 15 which is as of February 8, 2000, relating to the consolidated balance sheets of Galileo International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999 annual report on Form 10-K of Galileo International, Inc.





Chicago, Illinois
March 8, 2000