Form 10-Q
period 2000-03-31
GALILEO INTERNATIONAL INC
filed 2000-05-11
CIK 1039300

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 2000

                                   OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                to

   Commission file number        1-13153

                      Galileo International, Inc.
------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                     36-4156005
------------------------------------------------------------------------
          (State or Other Jurisdiction          (IRS Employer
        of Incorporation or Organization)    Identification No.)

      9700 West Higgins Road, Suite 400, Rosemont, Illinois 60018
------------------------------------------------------------------------
      (Address of Principal Executive Offices, Including Zip Code)

                             (847) 518-4000
------------------------------------------------------------------------
          (Registrants Telephone Number, Including Area Code)

                                  N/A
------------------------------------------------------------------------
    (Former Name, Former Address and Former Fiscal Year, if Changed
                           Since Last Report)

Indicate by check mark whether the registrant: (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No

At May 2, 2000, there were 91,439,716 shares of Common Stock, par value $.01 per share, of the registrant outstanding.

                      GALILEO INTERNATIONAL, INC.
                      QUARTER ENDED MARCH 31, 2000
                                 INDEX
                                                                        PAGE
PART I - FINANCIAL INFORMATION

      Item 1.    Financial Statements of Galileo International, Inc.

                 Condensed Consolidated Balance Sheets as of March 31,
                 2000 (unaudited) and December 31, 1999                    3

                 Condensed Consolidated Statements of Income for the
                 quarters ended March 31, 2000 and 1999 (unaudited)        4

                 Condensed Consolidated Statements of Cash Flows for
                 the quarters ended March 31, 2000 and 1999 (unaudited)    5

                 Condensed Consolidated Statement of Stockholders'
                 Equity for the quarter ended March 31, 2000 (unaudited)   6

                 Notes to Condensed Consolidated Financial Statements      7

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      11

      Item 3.    Quantitative and Qualitative Disclosures About Market
                 Risk                                                     18


PART II - OTHER INFORMATION

      Item 2.    Changes In Securities and Use of Proceeds                19

      Item 5.    Other Information                                        19

      Item 6.    Exhibits and Reports on Form 8-K                         20


SIGNATURES                                                                22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          GALILEO INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                          March 31,    December 31,
                                                            2000           1999
                                                          ----------   -----------
                                                          (Unaudited)
                         ASSETS
                         ------
Current assets:
   Cash and cash equivalents                                $ 47,885      $ 1,794
   Accounts receivable, net                                  257,942      178,123
   Other current assets                                       42,642       50,533
                                                          ----------   ----------
Total current assets                                         348,469      230,450
Property and equipment, at cost:
   Land                                                        6,470        6,470
   Buildings and improvements                                 73,024       72,219
   Equipment                                                 362,731      354,686
                                                          ----------   ----------
                                                             442,225      433,375
   Less accumulated depreciation                             260,393      242,498
                                                          ----------   ----------
Net property and equipment                                   181,832      190,877
Computer software, net                                       156,642      160,794
Intangible assets, net                                       777,064      572,136
Other noncurrent assets                                       90,910      100,936
                                                          ----------   ----------
                                                          $1,554,917   $1,255,193
                                                          ==========   ==========


           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
   Accounts payable                                         $ 56,155     $ 48,034
   Accrued commissions                                        52,237       33,722
   Income taxes payable                                       56,512        2,785
   Other accrued liabilities                                 116,297      113,712
   Long-term debt, current portion                               478      121,000
                                                          ----------   ----------
Total current liabilities                                    281,679      319,253

Pension and postretirement benefits                           71,947       68,466
Deferred tax liabilities                                       4,520       14,656
Other noncurrent liabilities                                  20,773       24,833
Long-term debt, less current portion                         691,046      434,392
                                                          ----------   ----------
Total liabilities                                          1,069,965      861,600
Stockholders' equity:
   Special voting preferred stock:  $.01 par value;
     3 shares authorized; 3 shares issued and outstanding          -            -
   Preferred stock:  $.01 par value;  25,000,000 shares
     authorized; no shares issued                                  -            -
   Common stock:  $.01 par value;  250,000,000 shares
     authorized; 105,094,286 and 105,038,035 shares issued;
     92,776,716 and 89,999,435 shares outstanding              1,051        1,050
   Additional paid-in capital                                682,514      671,615
   Retained earnings                                         280,235      368,843
   Unamortized restricted stock grants                        (2,562)      (2,761)
   Accumulated other comprehensive income                     (3,447)      (2,866)
   Common stock held in treasury, at cost: 12,317,570
     and 15,038,600 shares                                  (472,839)    (642,288)
                                                          ----------   ----------
Total stockholders' equity                                   484,952      393,593
                                                          ----------   ----------
                                                          $1,554,917   $1,255,193
                                                          ==========   ==========


     See accompanying notes to condensed consolidated financial statements.


                                       3

                         GALILEO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited, in thousands, except share data)


                                                                             Quarter
                                                                         Ended March 31,
                                                                     -----------------------
                                                                         2000        1999
                                                                         ----        ----
Revenues:
      Electronic global distribution services                         $ 421,306    $ 385,229
      Information services                                               19,432       18,762
                                                                     ----------  -----------
                                                                        440,738      403,991
Operating expenses:
      Cost of operations                                                134,004      132,130
      Commissions, selling and administrative                           180,734      151,045
      Special charge - services agreement                                19,725            -
      Special charge - in-process research and development write-off      7,000            -
                                                                     ----------  -----------
                                                                        341,463      283,175
                                                                     ----------  -----------
Operating income                                                         99,275      120,816

Other income (expense):
      Interest expense, net                                              (9,275)        (790)
      Other, net                                                         (2,384)       9,767
                                                                     ----------  -----------
Income before income taxes                                               87,616      129,793

Income taxes                                                             40,216       51,787
                                                                     ----------  -----------
Net income                                                             $ 47,400     $ 78,006
                                                                     ==========  ===========
Weighted average shares outstanding                                  90,678,954  104,683,986
                                                                     ==========  ===========
Basic earnings per share                                                 $ 0.52       $ 0.75
                                                                     ==========  ===========
Diluted weighted average shares outstanding                          90,902,545  105,483,986
                                                                     ==========  ===========
Diluted earnings per share                                               $ 0.52       $ 0.74
                                                                     ==========  ===========













          See accompanying notes to condensed consolidated financial statements.

                      GALILEO INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, in thousands)


                                                                       Quarter
                                                                    Ended March 31,
                                                               -----------------------
                                                                   2000          1999
                                                                   ----          ----
Operating activities:
   Net income                                                   $ 47,400     $ 78,006
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                               42,969       41,429
      Write-off of in-process research and development             7,000            -
      Gain on sale of assets                                        (169)      (9,477)
      Deferred income taxes, net                                 (13,978)         978
      Changes in operating assets and liabilities,
          net of effects from acquisition of businesses:
        Accounts receivable, net                                 (76,410)     (57,317)
        Other current assets                                      12,089         (198)
        Noncurrent assets                                           (418)      (4,959)
        Accounts payable and accrued commissions                  23,845        3,118
        Accrued liabilities                                         (226)     (15,720)
        Income taxes payable                                      53,780       47,456
        Noncurrent liabilities                                      (383)       8,552
      Other                                                        1,437          199
                                                                --------     --------

Net cash provided by operating activities                         96,936       92,067

Investing activities:
   Purchase of property and equipment                             (6,276)     (11,174)
   Purchase and capitalization of computer software               (7,735)      (4,523)
   Proceeds on sale of assets                                        169        9,508
   Acquisition of businesses, net of $11,613 cash acquired      (101,214)           -
   Other investing activities                                     (5,000)      (7,274)
                                                                --------     --------

Net cash used in investing activities                           (120,056)     (13,463)

Financing activities:
   Borrowings under credit agreements                            135,000       10,000
   Repayments under credit agreements                                  -      (45,128)
   Dividends paid to stockholders                                 (8,091)      (7,852)
   Repurchase of common stock for treasury                       (57,393)           -
   Payments of capital lease obligations                             (29)      (2,139)
   Proceeds from exercise of employee stock options, net              21          792
                                                                --------     --------

Net cash provided by (used in) financing activities               69,508      (44,327)
Effect of exchange rate changes on cash                             (297)        (395)
                                                                --------     --------

Increase in cash and cash equivalents                             46,091       33,882
Cash and cash equivalents at beginning of period                   1,794        9,828
                                                                --------     --------

Cash and cash equivalents at end of period                      $ 47,885     $ 43,710
                                                              ==========   ==========




        See accompanying notes to condensed consolidated financial statements.

                                  GALILEO INTERNATIONAL, INC.
                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          (Unaudited, in thousands, except share data)


                                                        Special
                                                         Voting                    Additional
                                                       Preferred      Common       Paid - in    Retained
                                                         Stock         Stock        Capital     Earnings
                                                     ------------  -------------  -----------  -----------


Balance at December 31, 1999                           $       -         $ 1,050    $ 671,615    $ 368,843
Comprehensive income:
   Net income                                                  -               -            -       47,400
   Other comprehensive income (loss), net of tax:
    Unrealized holding gains on securities                     -               -            -            -
    Foreign currency translation adjustments                   -               -            -            -
   Other comprehensive income (loss)
Comprehensive income
Amortization of restricted stock grants                        -               -            -            -
Issuance of 56,251 shares of common stock under
   employee stock option plans                                 -               1           20            -
Issuance of stock options upon acquisition of
   Trip.com                                                    -               -       10,879            -
Issuance of 5,499,630 shares of common stock from
   treasury to acquire Trip.com                                -               -           -      (127,917)
Repurchase of 2,778,600 shares of common stock
   for treasury                                                -               -           -             -
Dividends paid ($0.09 per share)                               -               -           -        (8,091)
                                                     -----------   -------------  -----------  -----------

Balance at March 31, 2000                                $     -       $   1,051    $ 682,514    $ 280,235
                                                     ============  =============  ===========  ===========


                                      GALILEO INTERNATIONAL, INC.
                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (Unaudited, in thousands, except share data)

                                                                    Accumulated
                                                     Unamortized       Other
                                                      Restricted   Comprehensive   Treasury
                                                     Stock Grants     Income         Stock       Total
                                                     ------------  -------------  -----------  -----------


Balance at December 31, 1999                             $ (2,761)      $ (2,866)  $ (642,288)   $ 393,593
Comprehensive income:
   Net income                                                   -              -            -       47,400
   Other comprehensive income (loss), net of tax:
    Unrealized holding gains on securities                      -            297            -          297
    Foreign currency translation adjustments                    -           (878)           -         (878)
                                                                                               -----------
   Other comprehensive income (loss)                                                                  (581)
                                                                                               -----------
Comprehensive income                                                                                46,819
Amortization of restricted stock grants                       199              -            -          199
Issuance of 56,251 shares of common stock under
   employee stock option plans                                  -              -            -           21
Issuance of stock options upon acquisition of
   Trip.com                                                     -              -            -       10,879
Issuance of 5,499,630 shares of common stock from
   treasury to acquire Trip.com                                 -              -      226,842       98,925
Repurchase of 2,778,600 shares of common stock
   for treasury                                                 -              -      (57,393)     (57,393)
Dividends paid ($0.09 per share)                                -              -            -       (8,091)
                                                     ------------  -------------  -----------  -----------

Balance at March 31, 2000                                $ (2,562)      $ (3,447)  $ (472,839)   $ 484,952
                                                     ============  =============  ===========  ===========


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

     The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

     These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2000.


NOTE 2 - BUSINESS ACQUISITIONS AND INVESTMENTS

     In 1999, the Company acquired a minority equity interest in TRIP.com, Inc. ("TRIP.com"), an online travel services and technology provider. On March 10, 2000, the Company purchased the remaining 81% ownership interest in TRIP.com for $214.9 million in a combined cash and stock transaction. The Company paid $105.1 million in cash and issued 5,499,630 shares of Common Stock, previously held in treasury, valued at $98.9 million. In addition, the Company converted all outstanding stock options of TRIP.com into the Company's stock options at an estimated fair value of $10.9 million.

     The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company and TRIP.com as if the acquisition had occurred on January 1, 1999 (dollars in millions, except per share amounts):

                                               Quarter
                                           Ended March 31,
                                         ------------------
                                         2000          1999
                                         ----          ----
          Revenues                    $ 443.3       $ 406.2
          Net income                     41.4          60.9
          Basic earnings per share       0.44          0.55
          Diluted earnings per share     0.43          0.55


     These unaudited pro forma results have been prepared for comparative purposes only and include adjustments for additional amortization of goodwill and other intangible assets. Additionally, the pro forma operating results include pro forma interest expense on the assumed acquisition borrowings to finance the cash portion of the TRIP.com acquisition; pro forma adjustments to the provision for income taxes to reflect the effect of non-deductible amortization of goodwill and other intangible assets; and pro forma adjustments to the weighted average shares outstanding and diluted weighted average shares outstanding used in the earnings per share calculations for the issuance of the Company's Common Stock and the dilutive effect of TRIP.com stock options outstanding, respectively.

     The results of operations reflected in the pro forma information are not necessarily indicative of the results which would have been reported if the TRIP.com acquisition had occurred at the beginning of the periods presented, or of the future operations of the consolidated entities.

     On March 8, 2000, the Company acquired Terren Corporation ("Terren"), a developer of client-server software for business databases, data communications and information management. The purchase price of this acquisition was $2.6 million, consisting of $1.4 million in cash payments and the assumption of a $1.2 million note payable. The pro forma effects of this acquisition are not significant.

     In connection with these acquisitions, the Company incurred expenses of $6.3 million, which have been accounted for as part of the purchase prices. The Company accounted for these acquisitions using the purchase method of accounting. Accordingly, the costs of these acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values. Goodwill and other intangible assets related to the cost of these acquisitions are being amortized over 3 to 4 years and the resulting amortization is included in costs of operations expenses. The results of operations and cash flows of TRIP.com and Terren have been consolidated with those of the Company from the date of each acquisition.


NOTE 3 - EARNINGS PER SHARE

     Basic earnings per share for the quarters ended March 31, 2000 and 1999 is calculated based on the weighted average shares outstanding for the period. Diluted earnings per share is calculated as if the Company had additional Common Stock outstanding from the beginning of the year or the date of grant for all dilutive stock options, net of assumed repurchased shares using the treasury stock method. This resulted in an increase in the weighted average number of shares outstanding for the quarters ended March 31, 2000 and 1999 of 223,591 and 800,000, respectively.


NOTE 4 - SPECIAL CHARGES

     In connection with the Company's 1997 acquisition of Apollo Travel Services Partnership ("ATS"), the Company entered into an agreement (the "Services Agreement") with United Airlines, US Airways, and Air Canada (collectively the "Service Providers") to provide certain marketing services and other support to the Company in the U.S. and Mexico. In exchange for these services, the Company agreed to compensate the Service Providers if the Company achieved specific air segment growth and price increases over a five-year period. Although the Company was accruing its estimated price-related liability under the Services Agreement based upon lower levels of historical and projected pricing, as a result of the price increase in the U.S. and Mexico that became effective on January 1, 2000, the Company now expects to owe the full price-related obligation. On December 30, 1999, the Company was released by United Airlines from the price increase obligation under the Services Agreement. In turn, GIO Services, L.L.C. ("GIO Services"), a qualified special-purpose entity, was created and funded with $97.3 million to assume the liability and pay United Airlines in July 2002. During the quarter ended March 31, 2000, the Company reassessed the future benefit of the services provided by US Airways. As a result, the Company recorded a special charge of $19.7 million and transferred $27.2 million to GIO Services to provide for payment of the price-related obligation to US Airways in July 2002. The activities of GIO Services are strictly limited to payment of these Services Agreement obligations. As a result of these transactions, the Company has no further payment obligations to United Airlines and US Airways related to price increases under the Services Agreement.

     The Company also recorded a special charge of $7.0 million during the quarter ended March 31, 2000 to write off in-process research and development costs related to the acquisition of TRIP.com.

     The Company  recorded special charges of $26.4 million ($15.9 million after tax) during the quarter ended December 31, 1998 related to a strategic realignment of the Company's operations in the United Kingdom and, to a lesser degree, other realignments within the Company. These special charges were comprised primarily of $15.0 million in severance costs related to the termination of 399 employees, primarily in the development and marketing groups, and $11.4 million of other costs, principally related to the closing of the remaining Swindon, U.K. facilities. As of March 31, 2000, $16.0 million of severance related costs have been paid and charged against the liability and 366 employees have been terminated. The Company considers the realignment activities to be substantially complete as of March 31, 2000. Also related to the closing of Swindon, U.K. facilities, in 1993, the Company, formerly Covia Partnership, combined with The Galileo Company Ltd. and consolidated its two data center facilities resulting in the closing of the Swindon, U.K. data center. In connection therewith, the estimated cost of the consolidation was charged to expense. During 1999, the Company was successful in assigning a Swindon, U.K. facility lease at market rates, resulting in recognition of an $11.3 million ($6.8 million after tax) one-time recovery of previously reserved facilities expenses. At March 31, 2000 and December 31, 1999, the estimated remaining liabilities for all of the above mentioned restructuring activities were $7.9 million and $10.2 million, respectively, and are included in the accompanying condensed consolidated balance sheets.


NOTE 5 - DEBT

     In March 2000, the Company entered into a new $200.0 million 16-month credit agreement. The facility was partially utilized on March 10, 2000 to fund the acquisition of the remaining ownership interest in TRIP.com. Facility fees range from 10.0 to 22.5 basis points. As of March 31, 2000, the nominal interest rate for amounts outstanding under this agreement was 6.72%, based on LIBOR rates.

     In April 2000, the Company entered into a new $500.0 million credit facility that expires in July 2001. Facility fees range from 10.0 to 22.5 basis points. Interest on the borrowings may be either Base Rate or LIBOR rate based. This new agreement replaces the $200.0 million 16-month credit facility entered into in March 2000 and the existing $200.0 million 364-day credit agreement that was due to expire in July 2000.


NOTE 6 - STOCKHOLDERS' EQUITY

     For the quarter ended March 31, 2000, the Company accounted for a $0.5 million unrealized holding gain on available-for-sale marketable equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The after tax effect of $0.3 million is included as a separate component of Stockholders' Equity.

     On April 21, 2000, the Board of Directors authorized a new $250.0 million share repurchase program to begin upon completion of the Company's current $750.0 million program. Repurchased shares are held in treasury to provide available shares for possible resale in future public or private offerings, and for other general corporate purposes. The purchases are funded through the Company's available working capital and borrowing facilities. The amount, timing and price of any repurchases of the Company's Common Stock depend on market conditions and other factors. For the quarter ended March 31, 2000, the Company repurchased 2,778,600 of its shares in the open market at a total cost of $57.4 million. As of March 31, 2000, the Company held a total of 12,317,570 shares in treasury.

     As disclosed in Note 2 - Business Acquisitions and Investments, the Company exchanged 5,499,630 shares of its Common Stock as part of the consideration to acquire TRIP.com. These shares were reissued from Common Stock held in treasury, which resulted in a $127.9 million reduction to retained earnings. In addition, as part of the consideration issued in the acquisition, the Company converted all outstanding TRIP.com stock options into stock options of the Company resulting in a $10.9 million increase to additional paid-in capital.

     Comprehensive income for the quarter ended March 31, 1999 was $77.6 million, comprised of net income of $78.0 million, unrealized holding losses on securities of $(0.2) million, and foreign currency translation adjustments of $(0.2) million.


NOTE 7 - INTEREST IN EQUANT

     At March 31, 2000, the Company owned 1,106,564 non-marketable depository certificates representing beneficial ownership of common stock of Equant N.V. ("Equant"), a telecommunications company affiliated with Societe Internationale de Telecommunications Aeronautiques (SITA). If these certificates were converted into registered common stock of Equant, the market value at March 31, 2000 would have been $94.1 million. The Company's carrying value of these depository certificates was nominal at March 31, 2000 and December 31, 1999. Any future disposal of such depository certificates may result in significant gains to the Company. (1)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     Galileo International, Inc. is one of the world's leading providers of electronic global distribution services for the travel industry. We provide travel agencies at approximately 41,500 locations, as well as consumers, corporations and other subscribers, with the ability to view schedules, availability and fare information, book reservations and issue tickets for more than 500 airlines. We also provide our subscriber customers with information and booking capabilities for major hotel chains, car rental companies, cruise lines and numerous tour operators throughout the world.

     We generate revenue from the provision of electronic global distribution services and information services. During the quarter ended March 31, 2000, we generated 95.6% of our revenue from electronic global distribution services and 4.4% of our revenue from information services. The following table summarizes electronic global distribution services revenues by geographic location as a percentage of the total, and summarizes total booking volumes for each



----------------
(1)   See Statement Regarding Forward-Looking Statements on page 17.

of the periods indicated. The location of the subscriber making the booking determines the geographic region credited with the related revenues and bookings:

                                                    Quarter
                                                Ended March 31,
                                              --------------------
                                                2000       1999
                                                ----       ----
Percentage of Revenue
---------------------
U.S. Market                                     39.8 %     42.3 %
All Other Markets                               60.2       57.7
                                              --------------------
                                               100.0 %    100.0 %
                                              ====================

Worldwide Bookings
------------------
(in millions)
U.S. Market:
     Air                                        33.7       36.0
     Car/Hotel/Leisure                           5.8        5.7
                                              --------------------
Total Bookings                                  39.5       41.7

All Other Markets:
     Air                                        54.8       53.7
     Passive Booking Adjustment - Japan (1)      1.0          -
                                              --------------------
     Adjusted Air                               55.8       53.7

     Car/Hotel/Leisure                           1.6        1.5
                                              --------------------
Total Bookings                                  57.4       55.2

Total Worldwide Bookings                        96.9       96.9
                                              ====================


(1) Adjusts for the impact of a July 1999 pricing structure change that reduced reported passive booking volumes in Japan. In markets outside of Japan, the net impact to reported passive bookings due to the pricing structure change was slightly positive.


FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

     REVENUES. Revenues increased $36.7 million, or 9.1%, to $440.7 million for the quarter ended March 31, 2000 from $404.0 million for the quarter ended March 31, 1999. Our electronic global distribution services revenues grew $36.1 million, or 9.4%. Total airline booking revenue increased 10.0% over the quarter ended March 31, 1999 primarily due to booking fee price increases that went into effect in March 1999 and January 2000, and other yield improvements. Remaining net increases in our electronic global distribution services revenues were principally due to increases in car, hotel, and leisure booking revenues, increased sales of certain marketing services, and the inclusion of TRIP.com revenues from March 10, 2000, the date of the acquisition.

     Worldwide bookings were flat year over year. International booking volumes increased 2.2% and U.S. booking volumes decreased 5.3% over the same period last year. Adjusting for the impact of a July 1999 pricing structure change that reduced reported passive booking volumes in Japan, total international booking volumes increased 4.0% for the quarter. The increase in international booking volumes for the quarter was driven by continued strong growth in many international markets, including double-digit gains in India, Brazil and Portugal.

     The decline in U.S. booking volumes is primarily due to a decrease in our U.S. market share, which we believe is principally attributable to the effect of our field sales force transition in 1999. With a new U.S. sales force in place, we are aggressively executing growth plans for new and renewal business. We remain confident in the ability of our new sales force to strengthen our position in the U.S. market by the middle of this year. (1)

     COST OF OPERATIONS. Cost of operations expenses increased $1.9 million, or 1.4%, to $134.0 million for the quarter ended March 31, 2000 from $132.1 million for the quarter ended March 31, 1999. The increase was primarily attributable to higher network communication costs related to our ongoing migration to a single Internet protocol and growth in both new and existing markets, and amortization of goodwill and other intangibles related to the acquisition of TRIP.com and Terren. These increases were partially offset by net cost savings from the 1999 Swindon, U.K. realignment and lower maintenance and installation expenses.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses increased $29.7 million, or 19.7%, to $180.7 million for the quarter ended March 31, 2000 from $151.0 million for the quarter ended March 31, 1999. Commissions paid to national distribution companies ("NDCs") and subscriber incentive payments increased $26.4 million, or 25.1%, to $131.4 million for the quarter ended March 31, 2000 from $105.0 million for the quarter ended March 31, 1999. The growth in electronic global distribution services revenues resulted in increased commissions to NDCs, which are generally based on a percentage of booking revenues, and have therefore grown at a rate consistent with the growth in


---------------
(1)   See Statement Regarding Forward-Looking Statements on page 17.

booking fees by country. Incentive payments, which are provided to subscribers in order to maintain and expand our travel agency customer base, increased in the quarter principally due to the renegotiation of contracts and the initiation of new contracts with multinational and key regional accounts. Although subscriber incentives continue to grow, the rate of growth has slowed compared to the prior year. Remaining commissions, selling and administrative expenses increased primarily due to TRIP.com wages, marketing and advertising, and other expenses since the date of the acquisition.

     SPECIAL CHARGES. We recorded a special charge of $19.7 million related to the extinguishment of a portion of our liability arising from our Services Agreement with US Airways. As a result, we have no further payment obligations to US Airways related to price increases under the Services Agreement. (See Note 4 - Special Charges, on page 9, for further discussion of this charge.)

     We also recorded a special charge of $7.0 million during the quarter ended March 31, 2000 to write off in-process research and development costs related to our acquisition of TRIP.com.

     OTHER INCOME (EXPENSE). Other income (expense) includes interest expense net of interest income, foreign exchange gains or losses, and other non-operating items. Other income (expense), net decreased $20.7 million to $11.7 million in expense for the quarter ended March 31, 2000 from $9.0 million in income for the quarter ended March 31, 1999. This decrease was primarily the result of higher interest expense arising from higher average debt levels in 2000 to fund the acquisition of TRIP.com and to repurchase Common Stock for treasury. In addition, a $9.4 million gain was recognized in the first quarter of 1999 from the sale of a portion of the shares we owned in Equant.

     INCOME TAXES. Income taxes decreased $11.6 million, or 22.3%, to $40.2 million for the quarter ended March 31, 2000 from $51.8 million for the quarter ended March 31, 1999. The decrease was a result of lower income before income taxes for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999, partially offset by a higher effective tax rate. Our effective tax rate was approximately 46% in 2000 and 40% in 1999. This increase in the effective tax rate is primarily due to non-deductible amortization of intangibles arising from the acquisition of TRIP.com.

     NET INCOME. Net income decreased $30.6 million, or 39.2%, to $47.4 million for the quarter ended March 31, 2000 from $78.0 million for the quarter ended March 31, 1999. Net income as a percentage of revenues decreased to 10.8% for the quarter ended March 31, 2000 from 19.3% for the quarter ended March 31, 1999. This decrease was principally the result of a one-time special charge recorded in the quarter ended March 31, 2000, related to the US Airways Services Agreement, and the write-off of in-process research and development costs and amortization of intangibles in connection with the TRIP.com acquisition. In addition, the quarter ended March 31, 1999 included an after-tax gain of $5.7 million from the sale of a portion of the shares we owned in Equant.

 LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $47.9 million and working capital totaled $66.8 million at March 31, 2000. At December 31, 1999, cash and cash equivalents totaled $1.8 million and working capital totaled ($88.8) million. Excluding $121.0 million in debt outstanding under our 364-day credit agreement, which was used to fund a portion of our repurchases of Common Stock for treasury, working capital totaled $32.2 million at December 31, 1999. Cash and cash equivalents increased $46.1 million during the quarter ended March 31, 2000 primarily due to cash generated from operations and additional borrowings under credit agreements, partially offset by cash used in investing activities and for repurchases of Common Stock for treasury.

     Cash flow used in investing activities for the quarter ended March 31, 2000 principally relates to $101.2 million in net cash used to acquire TRIP.com and Terren. The remaining investing activities relate to purchases of mainframe data processing and network equipment and purchases of computer equipment provided to our travel agency subscribers. Capital expenditures, excluding the capitalization of internally developed software, were $11.0 million for the quarter ended March 31, 2000 compared to $12.9 million for the quarter ended March 31, 1999. In addition, we used $5.0 million to acquire a minority ownership equity position in a technology-related company during the quarter ended March 31, 2000.

     Cash flow used in financing activities for the quarter ended March 31, 2000 includes repurchases of Common Stock for treasury totaling $57.4 million and $8.1 million in dividends paid to our stockholders. We paid a $0.09 per share cash dividend on February 18, 2000 to stockholders of record as of February 4, 2000. In March 2000, we entered into a new $200.0 million 16-month credit facility that was partially utilized to fund the TRIP.com acquisition. During the quarter ended March 31, 2000, net borrowings under our credit agreements totaled $135.0 million and we had $144.0 million available under our existing revolving credit facilities at March 31, 2000.

     In April 2000, we entered into a new $500.0 million credit facility that expires in July 2001. This new agreement replaces the $200.0 million 16-month credit facility entered into in March 2000 and our existing $200.0 million 364-day credit agreement that was due to expire in July 2000.

     We expect that future cash requirements will principally be for capital expenditures, repayments of indebtedness, repurchases of our Common Stock for treasury, acquisitions of additional NDCs and other potential acquisitions that are aligned with our strategic direction. (1) We believe that cash generated by operating activities will be sufficient to fund our future cash requirements, except that significant acquisitions, investments, or share repurchases may require additional borrowings or other financing alternatives. (1)




-------------
(1)    See Statement Regarding Forward-Looking Statements on page 17.

     In addition to reinvesting a substantial portion of earnings in our business, we currently intend to pay regular quarterly dividends and to repurchase additional shares of our Common Stock. (1) On April 21, 2000, we declared a cash dividend of $0.09 per share to be paid on May 19, 2000 to stockholders of record as of May 5, 2000. In addition, on April 21, 2000, the Board of Directors authorized a new $250.0 million share repurchase program to begin upon completion of our current $750.0 million program. The declaration and payment of future dividends, as well as the amount thereof, and the amount of future repurchases of our Common Stock beyond the authorized stock repurchase programs are subject to the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. There can be no assurance that we will declare and pay any future dividends or repurchase additional shares of our Common Stock. (1)


EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     We will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which is required to be adopted for financial statements issued for the fiscal year ending December 31, 2001. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Management believes that adoption of Statement 133 will not have a material impact on our financial statements. (1)



















--------------
(1) See Statement Regarding Forward-Looking Statements on page 17.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this report that are not strictly historical, including statements as to plans, objectives and future performance, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section  21E of the  Securities  Exchange  Act of  1934.  We  have  based  these forward-looking statements on our current expectations and projections about future events. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from the events or results expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. Risks and uncertainties associated with our forward-looking statements include, but are not limited to: the loss and inability to replace the bookings generated by one or more of our five largest travel agency customers; our ability to effectively execute our sales initiatives in key markets; our sensitivity to general economic conditions and events that affect airline travel and the airlines that participate in our Apollo(R)and Galileo(R)systems; circumstances relating to our investment in technology, including our ability to timely develop and achieve market acceptance of new products; our ability to successfully expand our operations and service offerings in new markets, including the on-line travel market; our ability to manage administrative, technical and operational issues presented by our expansion plans and acquisitions of other businesses; our ability to complete the transition to a new, Internet protocol-based network as planned, and for the cost and within the time frame currently estimated; the results of our international operations and expansion into developing and new computerized reservation system ("CRS") markets, governmental approvals, trade and tariff barriers, and political risks; new or different legal or regulatory requirements governing the CRS industry; and natural disasters, security breaches or other calamities that may cause significant damage to our Data Center facility.

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

     We enter into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of our European and Canadian operations. At March 31, 2000, we have entered into foreign exchange forward contracts that provide for purchases of GBP 7.0 million, CAD
1.0 million, and EUR 3.5 million at various dates throughout 2000. At March 31, 2000 and December 31, 1999, the notional principal amounts of outstanding forward contracts were $29.7 million and $19.6 million, respectively. The fair value of outstanding forward contracts at March 31, 2000 and December 31, 1999 was $(1.0) million and $0.03 million, respectively.

     As of March 31, 2000, we were party to a $200.0 million 364-day credit agreement, a $200.0 million 16-month credit agreement and a $400.0 million five-year credit agreement (collectively, the "Credit Agreements") with a group of banks. Interest on the borrowings may be either Base Rate, CD Rate or LIBOR rate based. For the quarter ended March 31, 2000, the effective interest rate for loans outstanding under the Credit Agreements was 6.42%. If interest rates had averaged 10% higher in the first quarter of 2000, our interest expense would have hypothetically increased by $0.9 million. This amount was calculated by applying the hypothetical increase to the applicable interest rates and outstanding principal throughout the quarter ended March 31, 2000.

     We have also entered into interest rate swap agreements to convert portions of our variable rate debt to fixed rate. We account for our interest rate swap agreements as a hedge of our interest rate exposure. At March 31, 2000 and December 31, 1999, we had outstanding interest rate swap agreements with a total notional value of $34.4 million with fixed interest rates averaging 5.87%. The fair value of outstanding swap agreements at March 31, 2000 and December 31, 1999 was $1.2 million and $1.0 million, respectively.

     We are also exposed to equity price risks on the marketable equity securities we hold for strategic purposes. Assuming a 20% adverse change in the March 31, 2000 equity prices of our marketable securities, our financial position would not be materially affected. (1)




------------
(1) See Statement Regarding Forward-Looking Statements on page 17.

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 10, 2000, we issued 5,499,630 shares of Common Stock, previously held in treasury, in connection with the acquisition of Trip.com (See Note 2 - Business Acquisitions and Investments, on page 7, for further discussion of this acquisition). The shares, with an estimated fair value of $98.9 million, were issued, along with cash and other consideration, pursuant to the Merger Agreement dated as of February 7, 2000, by and among us, TRIP.com, and Galileo Acquisition Co., to certain shareholders of Trip.com in exchange for all outstanding shares of Trip.com capital stock not previously owned by us. This transaction was exempt from the registration requirements of the U.S. Securities Act of 1933 pursuant to Section 4(2) and Rule 506 of Regulation D thereof. No underwriters were engaged nor were general solicitations made in connection with this transaction.


ITEM 5.  OTHER INFORMATION

     On April 14, 2000, we acquired Travel Automation Services Limited, which includes Galileo UK, our national distribution company in the United Kingdom, from British Airways, Plc. Galileo UK distributes our system to travel agents across the United Kingdom and provides travel technology solutions tailored to the unique requirements of the United Kingdom market. This transaction will be accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price will be allocated to net tangible and intangible assets based on their estimated fair values.

     In March 2000, we announced the launch of Quantitude, Inc. ("Quantitude"), a new, wholly owned telecommunications subsidiary. Quantitude has recently begun building an end-to-end private network on a standard Internet protocol platform (TCP/IP) to deliver global Internet, Virtual Private Network, and telecommunications network services to a variety of customers. Most endpoints are scheduled to be connected in the first two years, and the entire effort is expected to be completed in three years. (1) We will transfer asset ownership of our existing network to Quantitude, which will continue to operate our existing network during the three-year conversion process. (1)








------------
(1) See Statement Regarding Forward-Looking Statements on page 17.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit Index

Exhibit Number          Exhibit Description
--------------          -------------------

3.1                     Amendment No. 1 to Restated By-Laws of Galileo
                        International, Inc.

10.1                    Second   Amendment  to   Stockholders'   Agreement
                        among Galileo International,Inc., certain of its Stockholders and certain related parties of such Stockholders

10.2 Contribution and Assumption Agreement dated as of December 30, 1999 between Galileo International, L.L.C. and GIO Services, L.L.C.

10.3 Pledge and Security Agreement dated as of December 30, 1999 by and among GIO Services, L.L.C., United Airlines, Inc. and Bank of America, N.A.

10.4 Contribution and Assumption Agreement dated as of March 31, 2000 between Galileo International, L.L.C. and GIO Services, L.L.C.

10.5 Pledge and Security Agreement dated as of March 31, 2000 by and among GIO Services, L.L.C., US Airways, Inc.
                        and Bank of America, N.A.

10.6                    $200,000,000 16-Month Credit Agreement dated as of
                        March 8, 2000

10.7 Letter Agreement dated as of May 12, 1995, amending Rosemont Office Lease dated March 31, 1995

10.8 First Amendment dated as of September 19, 1995 to Rosemont Office Lease dated March 31, 1995, as amended

10.9 First Amendment dated as of October 30, 1997 to Rosemont Office Lease dated March 31, 1995, as amended

10.10 Second Amendment dated as of March 3, 1999 to Rosemont Office Lease dated March 31, 1995, as amended

10.11 Letter dated March 22, 1999 to exercise option to expand leased property under Rosemont Office Lease dated
                        March 31, 1995, as amended

10.12 Third Amendment dated as of April 1, 1999 to Rosemont Office Lease dated March 31, 1995, as amended

*10.13                  Employment Agreement of James E. Barlett

*10.14                  Galileo International Management Incentive Plan 1999
                        Plan Summary

27.1                    Financial Data Schedule

*Management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K - The Company filed two reports on Form 8-K with the Securities and Exchange Commission, the first on February 15, 2000 with respect to Item 5 and the second on March 24, 2000 with respect to Item 2.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Galileo International, Inc.




Date:  May 11, 2000                      By: /s/ Cheryl M. Ballenger
                                             -----------------------
                                             Cheryl M. Ballenger
                                             Senior Vice  President,  Controller
                                             and acting Chief Financial  Officer
                                             (Principal       Financial      and
                                             Accounting Officer)

                      GALILEO INTERNATIONAL, INC.
                             Exhibit Index

Exhibit Number          Exhibit Description
--------------          -------------------

3.1                     Amendment No. 1 to Restated By-Laws of Galileo
                        International, Inc.

10.1                    Second   Amendment  to   Stockholders'   Agreement
                        among Galileo International, Inc., certain of its Stockholders and certain related parties of such Stockholders

10.2 Contribution and Assumption Agreement dated as of December 30, 1999 between Galileo International, L.L.C. and GIO Services, L.L.C.

10.3 Pledge and Security Agreement dated as of December 30, 1999 by and among GIO Services, L.L.C., United Airlines, Inc. and Bank of America, N.A.

10.4 Contribution and Assumption Agreement dated as of March 31, 2000 between Galileo International, L.L.C. and GIO Services, L.L.C.

10.5 Pledge and Security Agreement dated as of March 31, 2000 by and among GIO Services, L.L.C., US Airways, Inc.
                        and Bank of America, N.A.

10.6                    $200,000,000 16-Month Credit Agreement dated as of
                        March 8, 2000

10.7 Letter Agreement dated as of May 12, 1995, amending Rosemont Office Lease dated March 31, 1995

10.8 First Amendment dated as of September 19, 1995 to Rosemont Office Lease dated March 31, 1995, as amended

10.9 First Amendment dated as of October 30, 1997 to Rosemont Office Lease dated March 31, 1995, as amended

10.10 Second Amendment dated as of March 3, 1999 to Rosemont Office Lease dated March 31, 1995, as amended

10.11 Letter dated March 22, 1999 to exercise option to expand leased property under Rosemont Office Lease dated
                        March 31, 1995, as amended

10.12 Third Amendment dated as of April 1, 1999 to Rosemont Office Lease dated March 31, 1995, as amended

*10.13                  Employment Agreement of James E. Barlett

*10.14                  Galileo International Management Incentive Plan 1999
                        Plan Summary

27.1                    Financial Data Schedule


*Management contract or compensatory plan or arrangement.

Exhibit 3.1

                 AMENDMENT NO. 1 TO RESTATED BY-LAWS OF
                      GALILEO INTERNATIONAL, INC.

                       Dated as of July 15, 1999

      Article III, Section 2, Number and Term of Directors Holding Office, of the Restated By-laws of Galileo International, Inc. is amended to delete the words "thirteen (13) members (including such directors as shall be elected by any series of special voting preferred stock of the Corporation) or such other number" in the first sentence thereof and to replace such words with the words "such number of members".


Exhibit 10.1

                             SECOND AMENDMENT TO
                           STOCKHOLDERS' AGREEMENT

                          Dated as of July 15, 1999

      Section 2.01, Size of the Board, of the Stockholders' Agreement Among Galileo International, Inc., certain of its Stockholders and certain Related Parties of such Stockholders, dated as of July 30, 1997, as amended June 30, 1998, is amended to delete the words "13 members" in the first sentence thereof and to replace such words with the words 'such number of members as shall be fixed from time to time by the Board".




Exhibit 10.2

                 CONTRIBUTION AND ASSUMPTION AGREEMENT

            THIS CONTRIBUTION AND ASSUMPTION AGREEMENT dated as of December 30, 1999 (the "Agreement"), is entered into between GALILEO INTERNATIONAL, L.L.C., a Delaware limited liability company ("Galileo"), having its principal place of business at 9700 West Higgins Road, Suite 400, Rosemont, Illinois 60018, and GIO Services, L.L.C., a Delaware limited liability company ("Services"), having its principal place of business at 9700 West Higgins Road, Suite 400, Rosemont, Illinois 60018.

                         PRELIMINARY STATEMENTS

            A. Galileo is party to a Services Agreement dated as of July 30, 1997 (the "Services Agreement"), among Galileo, United Air Lines, Inc. ("United"), US Airways, Inc. and Air Canada.

            B. Services is a wholly-owned subsidiary of Galileo formed for the purpose of making provision for the payment to United on July 30, 2002 (the "Payment Date"), for application to that portion payable to United of the "Price Increase Payment" (as defined in the Services Agreement) multiplied by the "Cost of Carry Factor" (as defined in the Services Agreement) up to an aggregate maximum amount not exceeding $113,138,262.00 (the "Assumed Liability").

            C. In furtherance of the foregoing, Galileo wishes to contribute to the capital of Services certain assets projected to yield cash proceeds on the Payment Date equal to or exceeding the Assumed Liability, and Services wishes to assume the Assumed Liability.

            NOW, THEREFORE, Galileo and Services agree as follows:


1.    Transfer of Contributed Assets; Transfer and Assumption of
      Assumed Liability.

            (a) Galileo hereby sells, assigns, contributes and transfers to Services all the right, title and interest of Galileo in and to (i) $85,944,000.00 in cash (the "Contributed Cash") and (ii) that certain Certificate of Deposit, dated December 30, 1999, issued by by Bank of America, National Association, in a face amount of $11,381,000.00 (subject to adjustment upward as provided therein), and having maturity date of July 26, 2002 (the "Contributed Instrument"; the Contributed Cash and the Contributed Instrument are referred to herein collectively, as the "Contributed Assets"), as a contribution to the capital of Services.

            (b) Galileo hereby transfers to Services its obligation under the Services Agreement to pay the Assumed Liability when due, and Services hereby assumes from Galileo the obligation to pay the Assumed Liability when due. Without limiting the scope of the foregoing transfer and assumption of the Assumed Liability, Services hereby confirms that it will pay the Assumed Liability to United on the Payment Date. Galileo hereby confirms that it has retained all obligations arising under the Services Agreement other than the Assumed Liability and that Services shall have no obligation to pay or perform any such retained obligations under the Services Agreement.

2.    Delivery of Contributed Assets to Services.

            Concurrently with the execution and delivery of this Agreement, Galileo shall deliver to Services: (a) the Contributed Cash, in immediately available funds, by wire transfer to Account Number 8188 311 869, maintained in the name of Services with Bank of America, National Association; and (b) the Contributed Instrument, together with a duly executed instrument of transfer, duly acknowledged by Bank of America, National Association, as payor under the Contributed Instrument, effecting transfer thereof to Services.

3.     Representations and Warranties of Galileo.

            (a) Galileo is a limited liability company duly formed, validly existing and in good standing under the laws of the jurisdiction named at the beginning hereof and is duly qualified to do business, and is in good standing, in every jurisdiction in which the nature of its business requires it to be so qualified.

            (b) The execution, delivery and performance by Galileo of this Agreement and all other instruments and documents to be delivered hereunder, and the transactions contemplated hereby and thereby, are within Galileo's limited liability company powers, have been duly authorized by all necessary limited liability company action, do not contravene (i) Galileo's certificate of formation or limited liability company agreement, (ii) any law, rule or regulation applicable to Galileo, (iii) any contractual restriction contained in any indenture, loan or credit agreement, lease, mortgage, security agreement, bond, note, or other agreement or instrument binding on or affecting Galileo or its property or (iv) any order, writ, judgment, award, injunction or decree binding on or affecting Galileo or its property, and do not result in or require the creation of any lien, security interest or other charge or encumbrance upon or with respect to any of its properties.

            (c) No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by Galileo of this Agreement or any other document or instrument to be delivered hereunder.

            (d) This Agreement constitutes the legal, valid and binding obligation of Galileo enforceable against Galileo in accordance with its terms.

            (e) Prior to their transfer hereunder, the Contributed Assets were owned by Galileo free and clear of any lien, claim or encumbrance. Pursuant to the transfer of the Contributed Assets hereunder, Services has acquired full legal title and all beneficial interest in the Contributed Assets, free and clear of any lien, claim or encumbrance.

4.     Representations and Warranties of Services.

            (a) Services is a limited liability company duly formed, validly existing and in good standing under the laws of the jurisdiction named at the beginning hereof and is duly qualified to do business, and is in good standing, in every jurisdiction in which the nature of its business requires it to be so qualified.

            (b) The execution, delivery and performance by Services of this Agreement and all other instruments and documents to be delivered hereunder, and the transactions contemplated hereby and thereby, are within Services' limited liability company powers, have been duly authorized by all necessary limited liability company action, do not contravene (i) Services' certificate of formation or limited liability company agreement, (ii) any law, rule or regulation applicable to Services, (iii) any contractual restriction contained in any indenture, loan or credit agreement, lease, mortgage, security agreement, bond, note, or other agreement or instrument binding on or affecting Services or its property or (iv) any order, writ, judgment, award, injunction or decree binding on or affecting Services or its property, and do not result in or require the creation of any lien, security interest or other charge or encumbrance upon or with respect to any of its properties.

            (c) No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by Services of this Agreement or any other document or instrument to be delivered hereunder.

            (d) This Agreement constitutes the legal, valid and binding obligation of Services enforceable against Services in accordance with its terms.

5.    Covenant of Galileo and Services to Maintain the Separate
      Existence of Services.

            Each of Galileo and Services hereby covenants and agrees that so long as the Assumed Liability shall remain outstanding, it shall do all things necessary to maintain the limited liability company existence of Services separate and apart from Galileo and its affiliates other than Services (such affiliates being referred to herein as the "Other Affiliates"). Without limiting the generality of the foregoing, Galileo and Services shall ensure that Services:
(i) practices and adheres to limited liability company formalities, such as maintaining appropriate limited liability company books and records; (ii) maintains at least one member of its limited liability company board of managers or directors who is not a director of Galileo or of any Other Affiliate or a person or entity related to Galileo or any Other Affiliate; (iii) owns or leases all office furniture and equipment necessary to operate its business;
(iv) refrains from guaranteeing or otherwise becoming liable for any obligations of Galileo or any Other Affiliate; (v) exerts its best efforts to maintain all of its deposit and other bank accounts and all of its assets separate from those of Galileo and each Other Affiliate;
(vi) maintains all of its financial records separate and apart from those of Galileo and each Other Affiliate; (vii) compensates all its employees, officers, consultants and agents for, or reimburses Galileo and each Other Affiliate, as applicable, in respect of services provided to it by employees, officers, consultants and agents of Galileo or such Other Affiliate, out of its own funds; (viii) accounts for and manages all of its liabilities separately from those of Galileo and each Other Affiliate; (ix) allocates, on an arm's-length basis, all shared operating services, leases and expenses, including, without limitation, those associated with the services of shared consultants and agents and shared computer equipment and software;
(x) refrains from making loans or other advances to Galileo or any Other Affiliate; and (xi) refrains from paying dividends or making distributions more frequently than monthly, and, in each case, as duly authorized by its board of directors and in accordance with applicable limited liability company law.

6.    General Covenants of Galileo and Services.

            Each of Galileo and Services hereby agrees that so long as the Assumed Liability shall remain outstanding, it will:

            (i) comply in all material respects with all applicable laws, rules, regulations and orders with respect to it, its business and properties;

           (ii) preserve and maintain its limited liability company existence, rights, franchises and privileges in the jurisdiction of its formation, and qualify and remain qualified in good standing as a foreign limited liability company in each jurisdiction where the failure to preserve and maintain such existence, rights, franchises, privileges and qualification would materially adversely affect its business or operations;
          (iii) at any time and from time to time upon notice to it from the other party hereto, and during regular business hours, permit such other party, or its agents or representatives, to visit its offices and properties for the purpose of examining records and to discuss matters relating to this Agreement or performance hereunder with any of its officers or employees having knowledge of such matters; and

          (iv) make such filings, execute such documents or take such other action as the other party hereto may reasonably request to better evidence or effectuate, as applicable, the transfer of the Contributed Assets and the Assumed Liability by Galileo to Services hereunder and the acceptance of the Contributed Asset and the assumption of the Assumed Liability by Services from Galileo hereunder.


7.    Indemnification.

            Galileo shall indemnify and hold Services harmless from any liability, loss, injury or damage, together with all reasonable out-of-pocket costs and expenses relating thereto, including legal and accounting fees and expenses, arising out of or resulting directly or indirectly from (a) any breach of any of the representations, warranties, covenants, agreements or any other obligations of Galileo hereunder or (b) any claim by any party to the Services Agreement (other than Galileo or United) that the transactions evidenced by this Agreement and the other instruments and agreements related hereto violate the terms of the Services Agreement.

8.    Term of Agreement.

This Agreement shall continue in effect so long as the Assumed
Liability shall remain outstanding.

9.    Modification and Waiver.

No modification or waiver of any provision of this Agreement shall be effective unless such modification or waiver shall be in writing and signed by a duly authorized officer of Galileo and Services and the same shall then be effective only for the period and on the conditions and for the specific instances and purposes specified in such writing.

10.   Notices; Choice of Law; Successors and Assigns; Counterparts.

            (a) All communications, demands and notices provided for hereunder shall be in writing (including telecopy or electronic facsimile transmission or similar writing) and shall be given to the other party at its address or telecopy number set forth on the signature page hereof or at such other address or telecopy number as such party may hereafter specify for the purposes of notice to such party. Each such notice or other communication shall be effective upon receipt thereof at then effective address or telecopy number, as applicable, for notices.

            (b) THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF ILLINOIS, WITHOUT GIVING
EFFECT TO THE CONFLICT OF LAWS PROVISIONS THEREOF.

            (c) This Agreement shall be binding upon and inure to the benefit of Galileo and Services and their respective successors and assigns, but nothing herein shall give Galileo the right to assign this Agreement or its rights hereunder without the express prior written consent of Services.

            (d) Galileo expressly acknowledges and agrees that Services is assigning its rights hereunder to United to secure the obligations of Services to United in respect of the Assumed Liability and under the Security Agreement, and that pursuant to such assignment, United may be entitled to directly enforce against Galileo the rights of Services under this Agreement. Each of Galileo and Services hereby expressly acknowledges and agrees that United shall be a third-party beneficiary of this Agreement.

            (e) This Agreement may be signed in any number of counterparts, which, when taken together, shall constitute a single agreement.

            IN WITNESS WHEREOF, the parties hereto have caused this Contribution and Assumption Agreement to be signed by their duly authorized officers on their respective behalves as of the date first above written.

                              GALILEO INTERNATIONAL, L.L.C.


                              By:___________________________
                                  Name:  Paul H. Bristow
                                  Title:  Executive Vice President
                                             Finance and Chief
                                             Financial Officer

                                    9700 West Higgins Road
                                    Rosemont, Illinois  60018
                                    Telecopy Number: (847) 518-4915
                                    Attention: Paul H. Bristow


                              GIO SERVICES, L.L.C.


                              By:___________________________
                                  Name:  Paul H. Bristow
                                  Title: Chairman, President and
                                            Chief Executive Officer

                                    9700 West Higgins Road
                                    Rosemont, Illinois  60018
                                    Telecopy Number: (847) 518-4774
                                    Attention: Anna Walsh

                                                           [Execution Copy]


                          CONSENT AND RELEASE

            Reference is made to the Contribution and Assumption Agreement dated as of December 30, 1999 the ("Contribution Agreement"), between Galileo International, L.L.C. and GIO Services, L.L.C. Terms defined in the Contribution Agreement and not otherwise defined in this Consent shall have the meanings herein ascribed to them in the Contribution Agreement. United Air Lines, Inc. ("United") hereby consents to the execution, delivery and performance of the Contribution Agreement by the parties thereto, including, without limitation, the transfer by Galileo to Services, and the assumption by Services from Galileo, of the Assumed Liability. United further agrees that, effective upon satisfaction of the condition precedent that United shall have received each of the items listed on Schedule A hereto, in form and substance satisfactory to United, United (i) releases Galileo from its obligation to pay the Assumed Liability when due and (ii) agrees to look only to Services for payment thereof. United further acknowledges that Services has assumed no liability to pay or otherwise perform any obligations of Galileo under the Services Agreement other than the Assumed Liability, and Galileo hereby affirms to United that Galileo shall remain fully liable for the payment and performance of all its obligations under the Services Agreement other than the Assumed Liability.





                 [THIS SPACE INTENTIONALLY LEFT BLANK]


            This Consent and Release may be signed in any number of counterparts, which, when taken together, shall constitute a single agreement.


                                    UNITED AIR LINES, INC.


                                    By:_______________________
                                        Name:
                                        Title:


                                    GALILEO INTERNATIONAL, L.L.C.


                                    By:_______________________
                                        Name:  Paul H. Bristow
                                        Title:  Executive Vice
                                                   President Finance
                                                   and
                                                   Chief Financial
                                                   Officer


Acknowledged and agreed as of
this ___ day of December, 1999

GIO SERVICES, L.L.C.


By:_______________________
   Name:  Paul H. Bristow
   Title:  Chairman, President and
               Chief Executive Officer


                                      SCHEDULE A to Consent and Release


                         CLOSING DOCUMENTATION

1. Contribution and Assumption Agreement dated as of December 30, 1999 (the "Contribution Agreement"), between Galileo
      International, L.L.C. ("Galileo") and GIO Services, L.L.C.
      ("Services").

2.    Consent and Release dated as of December 30, 1999 (the
      "Consent"), between United Airlines, Inc.  ("United") and
      Galileo, and acknowledged by Services.

3. Pledge and Security Agreement dated as of December 30, 1999 (the "Security Agreement"), among Services, United and Bank of
      America, National Association.

4. Letter agreement dated as of December 30, 1999, between Galileo and United, relating to the Services Agreement referred to in the Contribution Agreement.

5. Certificate of the Secretary of Galileo International, Inc. ("GII"), the sole member of Galileo, certifying (a) the copy of resolutions of GII attached thereto authorizing, among other things, the execution, delivery and performance by Galileo of the Limited Liability Company Agreement of GIO Services, L.L.C. (the "Services LLC Agreement"), the Contribution Agreement, the Consent and any related documents and instruments, (b) the copy of the certificate of incorporation of GII attached thereto and
      (c) the copy of the by-laws of GII attached thereto.

6.    Certificate of the Assistant Secretary of Galileo, certifying
      (a) the copy of the certificate of formation of Galileo attached thereto, (b) the copy of the limited liability company agreement of Galileo attached thereto and (c) the names and true signatures of certain officers of Galileo authorized to execute and deliver the Services LLC Agreement, the Contribution Agreement, the Consent and any related documents and instruments.

7.    Certificate of the Assistant Secretary of Services certifying
      (a) the copy of the certificate of formation of Services attached thereto, (b) the copy of the Services LLC Agreement attached thereto and (c) the names and true signatures of certain officers of Services authorized to execute and deliver the Contribution Agreement, the Consent, the Security Agreement and any related documents and instruments.

8. Uniform Commercial Code Financing Statement naming Services as debtor and United as secured party, to be filed with the Secretary of State of Illinois.

9.    Opinion of Anthony Swanagan, Senior Vice President, General
      Counsel and Secretary of Galileo, regarding various corporate matters with respect to Galileo and Services in connection with the Contribution Agreement, the Consent and the Security
      Agreement, as applicable.

10.   Opinion of Sidley & Austin, special counsel to Galileo and
      Services, regarding enforceability and perfection.


Exhibit 10.3

                        PLEDGE AND SECURITY AGREEMENT

This Pledge and Security Agreement dated December 30, 1999 (this
"Agreement"), is entered into between GIO Services, L.L.C., a Delaware limited liability company ("Pledgor"), Bank of America, National Association ("Bank") and United Air Lines, Inc., a Delaware corporation ("United").

                            PRELIMINARY STATEMENT

      A. Pursuant to that certain Contribution and Assumption Agreement dated as of December 30, 1999 (the "Contribution Agreement") between Galileo International, L.L.C. and Pledgor, Pledgor has assumed the "Assumed Liability" (as defined in the Contribution Agreement) to United and United has agreed to the assumption of the Assumed Liability by Pledgor.

      B. Pledgor has established a deposit account with the Bank, Account No. 8188311869 (the "Deposit Account").

      C. Bank has also established a securities account for Pledgor, Account No. 857101 (the "Securities Account").

      D. Galileo International, L.L.C. has transferred to Pledgor a certificate of deposit from the Bank in the original face amount of $11,381,000, a copy of which is attached hereto as Exhibit A (the "Stamps CD").

      E. Pledgor has acquired an additional certificate of deposit from the Bank in the original face amount of $85,844,000, with a maturity date of July 29, 2002, which is a book entry certificate of deposit held in the Securities Account (the "Additional CD," and together with the Stamps CD, the "Pledged CDs").

      F. To secure the payment of the Assumed Liability on the date due, Pledgor has agreed to pledge to United the Pledged CDs and to grant to United a security interest in the Deposit Account, the Securities Account and certain related property.

                                  AGREEMENT

                                  ARTICLE 1

                              SECURITY INTEREST

      Section 1.1. Pledge and Grant of Security Interest. Pledgor hereby pledges to United and grants to United a security interest in all of Pledgor's right, title and interest in and to the following property, whether now or hereafter acquired or existing and wheresoever located:

      (a) the Deposit Account and the Securities Account (collectively, the "Accounts" and individually an "Account");

      (b) any free credit balance or other money, now or hereafter credited to, or owing from Bank to Pledgor in respect of, either Account;

      (c) any money, securities (certificated or uncertificated), securities entitlements, commodity contracts, instruments, documents, general intangibles, financial assets or other investment property in or credited to, or distributed from, either Account, now or in the future;

      (d)   all of Pledgor's books and records relating thereto;

      (e)   the Pledged CDs;

      (f) all the proceeds of the sale, exchange, redemption or exercise of any of the foregoing thereof, including but not limited to, any dividend, interest payment or other distribution of cash or property in respect thereof; and

      (g) any rights incidental to the ownership of any of the foregoing, such as voting, conversion and registration rights and right of recovery for violations of applicable securities laws

All of the foregoing is referred to herein collectively as the "Collateral."

      In addition, Pledgor hereby assigns to United and grants to United a security interest in, all of Pledgor's rights under the Contribution Agreement (the "Assigned Agreement"). Notwithstanding the foregoing, United agrees that unless an Event of Default is outstanding, only Pledgor shall be entitled to exercise the rights of Pledgor under the Assigned Agreement.

      Section 1.2. Secured Obligations. The security interest granted by Pledgor herein secures payment of the Assumed Liability and all obligations arising out of this Agreement (the "Secured Obligations").

      Section 1.3. Delivery of Pledged CDs. To effectuate the pledge of the Stamps CD, Pledgor agrees to deliver the Stamps CD to United promptly after receipt by Pledgor of the Stamps CD, together with an assignment in blank or to United, in the form attached to the Stamps CD. To effectuate the pledge of the Additional CD, Pledgor will cause the Bank to note the security interest of United in the Additional CD on its records concerning the
Securities Account.   The Bank waives any right of set-off it may have with
respect to either Pledged CD.

      Section 1.4. Voting Rights. Except as provided in the following sentence, Pledgor may exercise any voting rights that it may have as to any of the Collateral and any consent or voting rights of Pledgor under the Assigned Agreement for any purpose which is not inconsistent with this Agreement. Upon the occurrence and continuance of an "Event of Default" (as defined in Section 4.1 below) and upon notice to the Pledgor, United may exercise all voting rights as to any of the Collateral and any consent or voting rights of Pledgor under the Assigned Agreement and Pledgor shall deliver to United all notices, proxy statements, proxies and other information and instruments relating to the exercise of such rights received by Pledgor from the issuers of any of the Collateral promptly upon receipt thereof, and shall at the request of United execute and deliver to United any proxies or other instruments which are, in the judgment of United, necessary for United to validly exercise such voting and consensual rights.

      Section 1.5. The Accounts and Investments. (a) The Bank agrees to transfer all collected funds from time to time in the Deposit Account to the Securities Account. Funds in the Securities Account will be invested by Bank, at the direction of Pledgor, only in "Permitted Investments" (as hereinafter defined); provided, however, that at all times not less than $85,844,000 shall be invested in the Additional CD. It is understood and agreed that neither Bank nor Pledgor shall be liable for any loss arising from such investment in Permitted Investments. Any investment income from investment of funds in the Securities Account shall be retained in the Securities Account or transferred to the Deposit Account.

      (b) For purposes of this Agreement, "Permitted Investments" means any one or more of the following instruments, obligations or securities, in each case with a maturity of not later than July 29, 2002 (or without a scheduled maturity in the case of money market funds referred to in clause (7) below):

            (1) direct obligations of, and obligations guaranteed as to payment of principal and interest by, the United States or any agency or instrumentality of the United States;

            (2) certificates of deposit, demand or time deposits of, bankers' acceptances issued by, or federal funds sold by any depository institution (including the Bank) or trust company incorporated under the laws of the United States or any state and subject to supervision and examination by federal and/or state banking authorities and the deposits of which are insured by the Federal Deposit Insurance Corporation, so long as at the time of such investment or contractual commitment providing for such investment the long-term unsecured debt obligations of such depository institution or trust company have a credit rating of Aa2 by Moody's Investors Service, Inc. ("Moody's").

            (3) repurchase obligations with respect to (i) any security described in clause (1) above or (7) below, or (ii) any other security issued or guaranteed by any agency or instrumentality of the United States, in either case entered into with a federal agency or depository institution (including the Bank) or trust company acting as principal, whose obligations having the same maturity as that of the repurchase agreement would be Permitted Investments under clause (2) above;

            (4) commercial paper having, at the time of such investment or contractual commitment providing for such investment, a rating of P-1 by Moody's;

            (5) investments in Permitted Investments maintained in "sweep accounts," short-term asset management accounts and the like utilized for the investment, on an overnight basis, of residual balances in investment accounts maintained at the Bank or any other depository institution or trust company organized under the laws of the United States or any state that is a member of the Federal Deposit Insurance Corporation, the short-term debt of which is rated P-1 by Moody's;

            (6) guaranteed investment contracts entered into with any financial institution having a final maturity of not more than one month from the date of acquisition, the short-term debt securities of which institution is rated P-1 by Moody's; and

            (7) funds classified as money market funds or invested in money market instruments consisting of: United States Treasury bills, other obligations issued or guaranteed by the United States government, its agencies or instrumentalities; certificates of deposit; banker's acceptances; and commercial paper (including variable master demand notes); provided, however, that redemptions shall be permitted on a daily or next business day basis.

      (c) The Bank, acting as securities intermediary (as defined in the Uniform Commercial Code as in effect in the State of Illinois (the "Illinois UCC"), hereby expressly agrees that: (i) all matters relating to the Securities Account will be governed by the law of the State of Illinois; (ii) all assets held by it as the securities intermediary in the Securities Account will be treated as "financial assets" under Article 8 of the Illinois UCC; and (iii) the securities intermediary will not agree to comply with entitlement orders originated by any Person with respect to the investments or financial assets held in the Securities Account other than Pledgor, or, after receipt of written notice from United that an Event of Default has occurred and is outstanding, United.

            The Bank acknowledges that United has a security interest in the Collateral, including, but not limited to, the Deposit Account, the Securities Account, and the Pledged CDs. Any claim to, security interest in or lien upon the Securities Account or any financial assets held therein which Bank now has or at any time hereafter may acquire shall be junior and subordinate to the security interests of United in such Collateral, except for Bank's liens securing: (i) regular fees and charges owed with respect to the operation of the Securities Account and (ii) payment owed to Bank for open trade commitments for purchases in and for the Securities Account.

      Section 1.6. Pledgor to Remain Liable. Pledgor hereby expressly agrees that, anything herein to the contrary notwithstanding, it shall remain liable under the Assigned Agreement to observe and perform all of the conditions and obligations to be observed and performed by the Pledgor thereunder, all in accordance with and pursuant to the terms and provisions thereof. United shall not have any duty, responsibility, obligation or liability under the Assigned Agreement by reason of or arising out of the assignment thereof to United or the granting to United of a security interest therein or the receipt by United of any payment relating thereto, nor shall United be required or obligated in any manner to perform or fulfill any of Pledgor's obligations thereunder or pursuant thereto, or to make any payment, or to make any inquiry as to the nature or sufficiency of any payment received by it or the sufficiency of any performance of any party under the Assigned Agreement, or to present or file any claim, or to take any action to collect or enforce any performance or the payment of any amounts which may have been assigned to it, in which it may have been granted a security interest or to which it may be entitled at any time or times.

      Section 1.7. Duration of Security Interest. The security interest granted to United hereunder shall not terminate unless and until the Secured Obligations have been fully paid or performed, at which time such security interest will terminate. When the security interest is terminated, United will deliver to, or deliver at the direction of Pledgor, the Pledged CDs and any of the other Collateral in United's possession.

                                  ARTICLE 2

                        REPRESENTATIONS AND WARRANTIES

      Pledgor hereby represents and warrants to United as follows:

      Section 2.1. Enforceability. This Agreement has been duly executed and delivered by the Pledgor, constitutes its valid and legally binding obligation and is enforceable in accordance with its terms against the Pledgor.

      Section 2.2. No Conflict. The execution, delivery and performance of this Agreement, the pledge of the Pledged CDs, the grant of the security interest in the Collateral hereunder and the consummation of the transactions contemplated hereby and thereby will not, with or without the giving of notice of the lapse of time, (a) violate any material law applicable to the Pledgor; (b) violate any judgment, writ, injunction or order of any court or governmental body or officer applicable to the Pledgor; (c) violate or result in the breach of any material agreement to which the Pledgor is a party or by which any of its properties, including the Collateral, is bound; or (d) violate any restriction on the transfer of any of the Collateral.

      Section 2.3. No Consents. No consent, approval, license, permit or other authorization of any third party (other than the Bank) or any governmental body or officer is required for the valid and lawful execution and delivery of this Agreement, the pledge of the Pledged CDs, the creation and perfection of United's security interest in the Collateral, the assignment by Pledgor of its rights under the Assigned Agreement or the valid and lawful exercise by United of remedies available to it under this Agreement or applicable law or of the voting and other rights granted to it in this Agreement except as may be required for the offer or sale of those items of Collateral which are securities under applicable securities laws.

      Section 2.4. Collateral and Security Interest. The Pledgor is the sole owner of the Collateral free and clear of all liens, encumbrances and adverse claims (other than those created by this Agreement), has the unrestricted right to pledge and to grant the security interest provided for herein to United. Upon the filing of the Uniform Commercial Code financing statements in the office identified on Schedule 1, United will have a valid and perfected first priority security interest in the Collateral free of all liens, encumbrances, transfer restrictions and adverse claims.

                                  ARTICLE 3

                                  COVENANTS

      The Pledgor hereby covenants and agrees with United that the Pledgor shall:

      Section 3.1. Defend Title. Defend its title to the Collateral and the security interest of United therein against the claims of any person claiming rights in the Collateral against or through the Pledgor and maintain and preserve such security interest so long as this Agreement shall remain in effect.

      Section 3.2. No Transfer. Not (a) withdraw any money or property from either Account, except for transfer from the Deposit Account to the Securities Account or transfer from the Securities Account to the Deposit Account, in each case, as provided in Section 1.5, or (b) sell or offer to sell or otherwise transfer or encumber any portion of the Collateral, other than in connection with using funds in the Securities Account to make Permitted Investments.

      Section 3.3.      Further Assurances.

            (a) Pledgor shall, at the Pledgor's expense, do such further acts and execute and deliver such additional conveyances, certificates, instruments, legal opinions and other assurances as United may at any time reasonably request to protect, assure or enforce its interests, rights and remedies under this Agreement. The Pledgor shall execute and deliver to United and file with the appropriate governmental offices one or more Uniform Commercial Code financing statements describing the Collateral, or amendments or continuations thereof whenever necessary to continue the perfection of United's security interest hereunder and whenever requested by United.

            (b) Pledgor shall promptly deliver any certificate or instrument constituting or representing any of the Collateral that Pledgor may obtain possession of from time to time, to the Bank for credit to the Securities Account, forthwith duly endorsed in blank without restriction.

            (c) Pledgor shall promptly deliver to the Bank any endorsements or instruments which may be necessary or convenient to transfer any financial assets held by the Bank in the Securities Account, which are registered in the name of, payable to the order of, or specially endorsed to the Pledgor, to the Bank or its securities intermediary or to one of their respective nominees.

      Section 3.4. Statements. Cause the Bank to send (and the Bank hereby agrees to send) to United a complete and accurate copy of every statement, confirmation, notice or other communication concerning each Account that the Bank sends to the Pledgor. All information furnished by the Pledgor concerning the Collateral or otherwise in connection with this Agreement, is or shall be at the time the same is furnished, accurate, correct and complete in all material respects.

                                  ARTICLE 4

                         EVENTS OF DEFAULT; REMEDIES

      Section 4.1. Events of Default; Remedies. (a) If any of the following events (an "Event of Default") has occurred and is continuing:

            (i) the Pledgor shall fail to pay the Assumed Liability when the same becomes due and payable; or

            (ii) the Pledgor shall fail to perform any covenant or agreement contained herein, and such failure shall continue for thirty (30) days after Pledgor has received notice of such failure from United; or

            (iii) the Pledgor shall generally not pay its debts as such debts become due, or shall admit in writing its inability to pay its debts generally, or shall make a general assignment for the benefit of creditors; or any proceeding shall be instituted by or against the Pledgor seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its property and, in the case of any such proceeding instituted against it (but not instituted by it), either such proceeding shall remain undismissed or unstayed for a period of sixty (60) days, or any of the actions sought in such proceeding (including, without limitation, the entry of an order for relief against, or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial portion of its property) shall occur; or the Pledgor shall take any corporate action to authorize any of the actions set forth above in this subsection (iii);

United may, in its discretion: (A) cause each Account to be reregistered in its sole name or transfer the Securities Account to another broker/dealer in its sole name; (B) remove any Collateral which is in physical form from either Account and register such Collateral in its name or in the name of its broker/dealer, agent or nominee or any of their nominees; (C) exercise any voting, conversion, registration, purchase or other rights of a holder of any of the Collateral; (D) collect any notes, checks or other instruments for the payment of money included in the Collateral and compromise or settle with any obligor of such instruments; (E) enforce the rights of Pledgor under the Assigned Agreement; and (F) exercise any other rights with respect to the Collateral or the Assigned Agreement which a secured party is entitled to exercise under Article 9 of the Illinois UCC.

      (b) If notice of the time and place of any public sale of the Collateral or the time after which any private sale or other intended disposition is required by the UCC, the Pledgor acknowledges that ten (10) days advance notice thereof will be a reasonable notice. United shall not be obligated to make any sale of Collateral regardless of notice of sale having been given. United may adjourn any public or private sale from time to time by announcement at the time and place fixed therefor, and such sale may, without further notice be made at the time and place to which it was so adjourned.

      (c) The Pledgor shall execute and deliver to the purchasers of the Collateral all instruments and other documents necessary or proper to sell, convey, and transfer title to such Collateral.

      (d) Any cash held by United as Collateral and all cash proceeds of any sale of, collection from, or other realization upon all or any part of the Collateral may, in the discretion of United, be held by United as collateral for, or then or at any time thereafter be applied (after payment of any amounts payable to United pursuant to Article 5 below) in whole or in part against, all or any part of the Secured Obligations in such order as United may elect. Any surplus of such cash or cash proceeds held by United and remaining after payment in full of all of United's expenses hereunder and the Secured Obligations shall be promptly paid over to the Pledgor or to whomever may be lawfully entitled to receive such surplus.

      Section 4.2. The Appointment of United as Agent. The Pledgor hereby appoints and constitutes United, its successors and assigns, as its agent and attorney-in-fact for the purpose of carrying out the provisions of this Agreement following the occurrence and during the continuance of an Event of Default and taking any action or executing any instrument following the occurrence and during the continuance of an Event of Default that United considers necessary or convenient for such purpose, including the power to endorse and deliver checks, notes and other instruments for the payment of money in the name of and on behalf of the Pledgor, to endorse and deliver in the name of and on behalf of the Pledgor securities certificates and execute and deliver in the name of and on behalf of the Pledgor instructions to the issuers of uncertificated securities, and to execute and file in the name of and on behalf of the Pledgor financing statements (which may be photocopies of this Agreement) and continuations and amendments to financing statements. This appointment is coupled with an interest and is irrevocable and will not be affected by the bankruptcy of the Pledgor nor by the lapse of time. The Pledgor hereby consents and agrees that the issuers of or obligors of the Collateral or any registrar or transfer agent or trustee for any of the Collateral shall be entitled to accept the provisions hereof as conclusive evidence of the rights of United to effect any transfer pursuant to this Agreement and the authority granted to United herein, notwithstanding any other notice or direction to the contrary heretofore or hereafter given by Pledgor, or any other person, to any of such issuers, obligors, registrars, transfer agents, or trustees.

                                  ARTICLE 5

                                   EXPENSES

      Section 5.1 Payment. The Pledgor agrees that it will forthwith upon demand pay or reimburse to United any and all reasonably incurred out-of-pocket expenses, including the fees and disbursements of counsel and of any brokers, investment brokers, appraisers or other experts, that United may incur in connection with (i) the exercise by United of any of the rights conferred upon it under Article 4, or (ii) any action or proceeding to enforce its rights under this Agreement or in pursuit of any non-judicial remedy hereunder including the sale of the Collateral; provided, however, that notwithstanding the provisions of this Section 5.1 or Section 5.2, each party hereto shall be responsible for its own fees and expenses, including legal fees and expenses, incurred in connection with the preparation, negotiation and execution of this Agreement and the Contribution Agreement.


      Section 5.2 Indemnity. (a) The Pledgor shall indemnify each of United and the Bank and their respective directors, officers, employees, agents and attorneys against, and hold them harmless from, any liability, claim, cost, damage or expense, including the fees and disbursements of their legal counsel, incurred by any of them under the corporate or securities laws applicable to holding or selling any of the Collateral, except, with respect to any indemnified party, for liability, claim, cost, damage or expense arising out of the gross negligence or willful misconduct of such indemnified party.

            (b) The Pledgor further agrees to indemnify Bank and its officers, directors, employees, agents and attorneys against and hold them harmless from, any liability, claim, cost, damage, or expense, including the fees and disbursements of their counsel, in any way related to or arising out of or in connection with this Agreement or any action taken or not taken pursuant hereto, except, with respect to any indemnified party, for liability, claim, cost, damage or expense arising out of the gross negligence or willful misconduct of such indemnified party.

                                  ARTICLE 6

                                MISCELLANEOUS

      Section 6.1. Non-Waiver. Neither the failure of nor any delay by any party to this Agreement to enforce any right hereunder or to demand compliance with its terms is a waiver of any right hereunder. No action taken pursuant to this Agreement on one or more occasions is a waiver of any right hereunder or constitutes a course of dealing that modifies this Agreement.

      Section 6.2. Amendments and Waivers. No amendment, modification or termination of this Agreement, and no waiver of any right or remedy under this Agreement, shall be binding on any party unless it is in writing and is signed by the party to be charged. No such waiver of any right or remedy under any term of this Agreement shall in any event be deemed to apply to any subsequent default under the same or any other term contained herein.

      Section 6.3. Severability. Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not create or render unenforceable such provision in any other jurisdiction.

      Section 6.4. Successors. This Agreement shall be binding upon the parties hereto and their respective successors and assigns, and shall inure to the benefit of, and be enforceable by, the parties hereto and their respective successors and assigns.

      Section 6.5. Rules of Construction. In this Agreement, words in the singular number include the plural, and in the plural include the singular; words of the masculine gender include the feminine and the neuter, and when the sense so indicates words of the neuter gender may refer to any gender and the word "or" is disjunctive but not exclusive. Any references to Sections, Articles, Schedules or Exhibits contained herein shall be references to Sections, Articles, Schedules or Exhibits of or to this Agreement unless otherwise specified. The headings of the various Articles and Sections herein are for convenience of reference only and shall not define or limit any of the terms or provisions hereof.

      Section 6.6.  Notices.   Unless otherwise expressly specified or
permitted hereby, all communications and notices provided for herein shall be in writing, and any such notice shall become effective when received. Any written notice shall be by (a) personal delivery thereof, including, without limitation, by overnight mail and courier service, or (b) facsimile transmission (receipt being deemed to occur when the facsimile transmission itself is received), in each case addressed to the parties hereto at their respective addresses as set forth below or at such other addresses as either party may from time to time designate by written notice to the other party listed below:

If to Pledgor:
            GIO Services, L.L.C.
            9700 West Higgins Road, Suite 400
            Rosemont, Illinois 60018
            Attention:  Anna Walsh
            Telephone:  (847) 518-4005
            Facsimile:  (847) 518-4774

If to United:
            United Airlines, Inc.
            1200 E. Algonquin Road
            Elk Grove Township, Illinois 60007
            Attention:  Lynn Hughitt, Vice President and Controller
            Telephone:  (847) 700-4482
            Facsimile:  (847) 700-6340

If to the Bank:
            Bank of America, National Association
            233 South Wacker Drive, Suite 2800
            Mail Code IL1-003-27-36
            Chicago, Illinois 60606-6301
            Attention:  Christopher Schuer
            Telephone:  (312) 234-3436
            Facsimile:  (312) 234-3430

with a copy to:
            Bank of America, National Association
            200 North College Street
            Mail Code NC1-004-03-06
            Charlotte, NC 28255
            Attention:  Michele Bifone
            Telephone:  (704) 388-6421
            Facsimile:  (704) 386-8755

      Section 6.7. Counterparts. This Agreement may be executed in any number of counterparts, all of which shall constitute one and the same instrument, and any party hereto may execute this Agreement by signing and delivering one or more counterparts.

      Section 6.8. Choice of Law. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF ILLINOIS.

      Section 6.9. Responsibilities of Bank. This Agreement shall not create any obligation or duty of Bank except for those expressly set forth herein. The Bank shall have no responsibility or liability to Pledgor for complying with the terms of this Agreement and shall have no responsibility to investigate the appropriateness of any entitlement order or other request, instruction, notice or direction received from United, the validity of United's security interest, or any other matter or issue relating to the relationship between United and Pledgor, including but not limited to the Contribution Agreement and the Assumed Liability.


            IN WITNESS WHEREOF, the parties hereto have signed and delivered this Pledge and Security Agreement as of December 30, 1999.


                                          GIO Services, L.L.C.


                                          By:_________________________
                                              Name:
                                              Title:

                                          United Air Lines, Inc.


                                          By:_________________________
                                             Name:
                                             Title:


                                          Bank of America, National
Association


                                          By:_________________________
                                             Name:
                                             Title:


                                  SCHEDULE 1

                Offices for Filing of UCC Financing Statements

1) Illinois Secretary of State




   January 15, 2000 (7:16AM)


Exhibit 10.4

                    CONTRIBUTION AND ASSUMPTION AGREEMENT

            THIS CONTRIBUTION AND ASSUMPTION AGREEMENT dated as of March 31, 2000 (the "Agreement"), is entered into between GALILEO INTERNATIONAL, L.L.C., a Delaware limited liability company ("Galileo"), having its principal place of business at 9700 West Higgins Road, Suite 400, Rosemont, Illinois 60018, and GIO Services, L.L.C., a Delaware limited liability company ("Services"), having its principal place of business at 9700 West Higgins Road, Suite 400, Rosemont, Illinois 60018.

                            PRELIMINARY STATEMENTS

            A. Galileo is party to a Services Agreement dated as of July 30, 1997 (the "Services Agreement"), among Galileo, United Air Lines, Inc. ("United"), US Airways, Inc. ("US Airways") and Air Canada.

            B. Services is a wholly-owned subsidiary of Galileo formed for the purpose of, among other things, making provision for the payment to US Airways on July 30, 2002 (the "Payment Date"), for application to the portion payable to US Airways of the "Price Increase Payment" (as defined in the Services Agreement), giving effect to the "Cost of Carry Factor" (as defined in the Services Agreement), up to an aggregate maximum amount not exceeding $30,973,436.00 (the "US Airways Liability). In addition to the US Airways Liability, Services has assumed, pursuant to a Contribution and Assumption Agreement dated as of December 30, 1999, the portion payable to United of the Price Increase Payment, giving effect to the Cost of Carry Factor (the "United Liability").

            C. In furtherance of the foregoing, Galileo wishes to contribute to the capital of Services, for the benefit of US Airways, certain assets projected to yield cash proceeds on the Payment Date equal to or exceeding the US Airways Liability, and Services wishes to assume the US Airways Liability.

            NOW, THEREFORE, Galileo and Services agree as follows:


1. Transfer of US Airways Contributed Assets; Transfer and Assumption of US Airways Liability.

            (a) Galileo hereby sells, assigns, contributes and transfers to Services all the right, title and interest of Galileo in and to $27,156,945.58 in cash (the "US Airways Contributed Assets"), as a contribution to the capital of Services.

            (b) Galileo hereby transfers to Services its obligation under the Services Agreement to pay the US Airways Liability when due, and Services hereby assumes from Galileo the obligation to pay the US Airways Liability when due. Without limiting the scope of the foregoing transfer and assumption of the US Airways Liability, Services hereby confirms that it will pay the US Airways Liability to US Airways on the Payment Date. Galileo hereby confirms that it has retained all obligations other than the US Airways Liability and the United Liability and that Services shall have no obligation to pay or perform any such retained obligations under the Services Agreement.

2.    Delivery of US Airways Contributed Assets to Services.

            Concurrently with the execution and delivery of this Agreement, Galileo shall deliver the US Airways Contributed Assets to Services, in immediately available funds, by wire transfer to Account Number 8188311869, maintained in the name of Services with Bank of America, National Association.

3.     Representations and Warranties of Galileo.

            (a) Galileo is a limited liability company duly formed, validly existing and in good standing under the laws of the jurisdiction named at the beginning hereof and is duly qualified to do business, and is in good standing, in every jurisdiction in which the nature of its business requires it to be so qualified.

            (b) The execution, delivery and performance by Galileo of this Agreement and all other instruments and documents to be delivered hereunder, and the transactions contemplated hereby and thereby, are within Galileo's limited liability company powers, have been duly authorized by all necessary limited liability company action, do not contravene (i) Galileo's certificate of formation or limited liability company agreement, (ii) any law, rule or regulation applicable to Galileo, (iii) any contractual restriction contained in any indenture, loan or credit agreement, lease, mortgage, security agreement, bond, note, or other agreement or instrument binding on or affecting Galileo or its property or (iv) any order, writ, judgment, award, injunction or decree binding on or affecting Galileo or its property, and do not result in or require the creation of any lien, security interest or other charge or encumbrance upon or with respect to any of its properties.

            (c) No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by Galileo of this Agreement or any other document or instrument to be delivered hereunder.

            (d) This Agreement constitutes the legal, valid and binding obligation of Galileo enforceable against Galileo in accordance with its terms.

            (e) Prior to their transfer hereunder, the US Airways Contributed Assets were owned by Galileo free and clear of any lien, claim or encumbrance. Pursuant to the transfer of the US Airways Contributed Assets hereunder, Services has acquired full legal title and all beneficial interest in the US Airways Contributed Assets, free and clear of any lien, claim or encumbrance.

            (f) Services has no material liabilities (contingent or otherwise) other than the United Liability and the US Airways Liability and no material assets other than the US Airways Contributed Assets and the assets contributed to Services in connection with its assumption of the United Liability. Assuming investment of Services' assets in assets permitted to be held under Services' contractual obligations and giving effect to projected costs of operating Services (net of any offsets or reimbursements), Services will have sufficient assets to pay all of its liabilities as they become due.

4.     Representations and Warranties of Services.

            (a) Services is a limited liability company duly formed, validly existing and in good standing under the laws of the jurisdiction named at the beginning hereof and is duly qualified to do business, and is in good standing, in every jurisdiction in which the nature of its business requires it to be so qualified.

            (b) The execution, delivery and performance by Services of this Agreement and all other instruments and documents to be delivered hereunder, and the transactions contemplated hereby and thereby, are within Services' limited liability company powers, have been duly authorized by all necessary limited liability company action, do not contravene (i) Services' certificate of formation or limited liability company agreement, (ii) any law, rule or regulation applicable to Services, (iii) any contractual restriction contained in any indenture, loan or credit agreement, lease, mortgage, security agreement, bond, note, or other agreement or instrument binding on or affecting Services or its property or (iv) any order, writ, judgment, award, injunction or decree binding on or affecting Services or its property, and do not result in or require the creation of any lien, security interest or other charge or encumbrance upon or with respect to any of its properties.

            (c) No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by Services of this Agreement or any other document or instrument to be delivered hereunder, other than the filing of a financing statement under the Uniform Commercial Code as in effect in the State of Illinois, as contemplated by the Pledge and Security Agreement referenced in Section 10(d) of this Agreement.

            (d) This Agreement constitutes the legal, valid and binding obligation of Services enforceable against Services in accordance with its terms.

5. Covenant of Galileo and Services to Maintain the Separate Existence of Services.

            Each of Galileo and Services hereby covenants and agrees that so long as the US Airways Liability shall remain outstanding, it shall do all things necessary to maintain the limited liability company existence of Services separate and apart from Galileo and its affiliates other than Services (such affiliates being referred to herein as the "Other Affiliates"). Without limiting the generality of the foregoing, Galileo and Services shall ensure that Services: (i) practices and adheres to limited liability company formalities, such as maintaining appropriate limited liability company books and records; (ii) maintains at least one member of its limited liability company board of managers or directors who is not a director of Galileo or of any Other Affiliate or a person or entity related to Galileo or any Other Affiliate; (iii) owns or leases all office furniture and equipment necessary to operate its business; (iv) refrains from guaranteeing or otherwise becoming liable for any obligations of Galileo or any Other Affiliate; (v) exerts its best efforts to maintain all of its deposit and other bank accounts and all of its assets separate from those of Galileo and each Other Affiliate; (vi) maintains all of its financial records separate and apart from those of Galileo and each Other Affiliate;
(vii) compensates all its employees, officers, consultants and agents for, or reimburses Galileo and each Other Affiliate, as applicable, in respect of, services provided to it by employees, officers, consultants and agents of Galileo or such Other Affiliate, out of its own funds; (viii) accounts for and manages all of its liabilities separately from those of Galileo and each Other Affiliate; (ix) allocates, on an arm's-length basis, all shared operating services, leases and expenses, including, without limitation, those associated with the services of shared consultants and agents and shared computer equipment and software; (x) refrains from making loans or other advances to Galileo or any Other Affiliate; (xi) refrains from making distributions more frequently than monthly, and, in each case, as duly authorized by its board of directors and in accordance with applicable limited liability company law; and (xii) unless a representative of US Airways shall be an "Independent Director" under and as defined in the Limited Liability Company Agreement of GIO Services, L.L.C., dated as of December 30, 1999, refrain from taking any action requiring the vote of the Independent Directors under such Limited Liability Company Agreement or any of the other constitutive documents of Services, without the prior written consent of US Airways.

6.    General Covenants of Galileo and Services.

            Each of Galileo and Services hereby agrees that so long as the US Airways Liability shall remain outstanding, it will:

            (i) comply in all material respects with all applicable laws, rules, regulations and orders with respect to it, its business and properties;

           (ii) preserve and maintain its limited liability company existence, rights, franchises and privileges in the jurisdiction of its formation, and qualify and remain qualified in good standing as a foreign limited liability company in each jurisdiction where the failure to preserve and maintain such existence, rights, franchises, privileges and qualification would materially adversely affect its business or operations;

          (iii) at any time and from time to time upon notice to it from the other party hereto, and during regular business hours, permit such other party, or its agents or representatives, to visit its offices and properties for the purpose of examining records and to discuss matters relating to this Agreement or performance hereunder with any of its officers or employees having knowledge of such matters; and

          (iv) make such filings, execute such documents or take such other action as the other party hereto may reasonably request to better evidence or effectuate, as applicable, the transfer of the US Airways Contributed Assets and the US Airways Liability by Galileo to Services hereunder and the acceptance of the US Airways Contributed Assets and the assumption of the US Airways Liability by Services from Galileo hereunder.


7.    Indemnification.

            Galileo shall indemnify and hold Services harmless from any liability, loss, injury or damage, together with all reasonable out-of-pocket costs and expenses relating thereto, including legal and accounting fees and expenses, arising out of or resulting directly or indirectly from any breach of any of the representations, warranties, covenants, agreements or any other obligations of Galileo hereunder.

8.    Term of Agreement.

            This Agreement shall continue in effect so long as the US Airways Liability shall remain outstanding.

9.    Modification and Waiver.

            No modification or waiver of any provision of this Agreement shall be effective unless such modification or waiver shall be in writing and signed by a duly authorized officer of Galileo and Services and the same shall then be effective only for the period and on the conditions and for the specific instances and purposes specified in such writing.

10.   Notices; Choice of Law; Successors and Assigns; Counterparts.

            (a) All communications, demands and notices provided for hereunder shall be in writing (including telecopy or electronic facsimile transmission or similar writing) and shall be given to the other party at its address or telecopy number set forth on the signature page hereof or at such other address or telecopy number as such party may hereafter specify for the purposes of notice to such party. Each such notice or other communication shall be effective upon receipt thereof at the then effective address or telecopy number, as applicable, for notices.

            (b) THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF ILLINOIS, WITHOUT GIVING EFFECT TO THE CONFLICT OF LAWS PROVISIONS THEREOF.

            (c) This Agreement shall be binding upon and inure to the benefit of Galileo and Services and their respective successors and assigns, but nothing herein shall give Galileo the right to assign this Agreement or its rights hereunder without the express prior written consent of Services.

            (d) Galileo expressly acknowledges and agrees that Services is assigning its rights hereunder to US Airways to secure the obligations of Services to US Airways in respect of the US Airways Liability and under a Pledge and Security Agreement of even date herewith among Services, USAirways and Bank of America, National Association, and that pursuant to such assignment, US Airways may be entitled to directly enforce against Galileo the rights of Services under this Agreement. Each of Galileo and Services hereby expressly acknowledges and agrees that US Airways shall be a third-party beneficiary of this Agreement.

            (e) This Agreement may be signed in any number of counterparts, which, when taken together, shall constitute a single agreement.


           IN WITNESS WHEREOF, the parties hereto have caused this Contribution and Assumption Agreement to be signed by their duly authorized officers on their respective behalves as of the date first above written.

                              GALILEO INTERNATIONAL, L.L.C.


                              By:
                                  Name:
                                  Title:

                                    9700 West Higgins Road
                                    Rosemont, Illinois  60018
                                    Telecopy Number: (847) 518-4915
                                    Attention:  Cheryl Ballenger


                              GIO SERVICES, L.L.C.


                              By:
                                  Name:
                                  Title:

                                    9700 West Higgins Road
                                    Rosemont, Illinois  60018
                                    Telecopy Number: (847) 518-4774
                                    Attention: Anna Walsh


                                     3

                                                              [Execution Copy]


                             CONSENT AND RELEASE

            Reference is made to the Contribution and Assumption Agreement dated as of March 31, 2000 the ("Contribution Agreement"), between Galileo International, L.L.C. and GIO Services, L.L.C. Terms defined in the Contribution Agreement and not otherwise defined in this Consent shall have the meanings herein ascribed to them in the Contribution Agreement. US Airways, Inc. ("US Airways") hereby consents to the execution, delivery and performance of the Contribution Agreement by the parties thereto, including, without limitation, the transfer by Galileo to Services, and the assumption by Services from Galileo, of the US Airways Liability. US Airways further agrees that, effective upon satisfaction of the condition precedent that US Airways shall have received each of the items listed on Schedule A hereto, in form and substance satisfactory to US Airways, US Airways (i) releases Galileo from its obligation to pay the US Airways Liability when due and (ii) agrees to look only to Services for payment thereof. US Airways further acknowledges that Services has assumed no liability to pay or otherwise perform any obligations of Galileo under the Services Agreement other than the US Airways Liability and the United Liability, and Galileo hereby affirms to US Airways that Galileo shall remain fully liable for the payment and performance of all its obligations under the Services Agreement other than the US Airways Liability and the United Liability.


                    [THIS SPACE INTENTIONALLY LEFT BLANK]


           This Consent and Release may be signed in any number of counterparts, which, when taken together, shall constitute a single agreement.


                              US AIRWAYS, INC.


                              By:
                                  Name:
                                  Title:


                              GALILEO INTERNATIONAL, L.L.C.


                              By:
                                  Name:
                                  Title:


Acknowledged and agreed as of
this 31st day of March, 2000

GIO SERVICES, L.L.C.


By:
     Name:
     Title:



                                          SCHEDULE A to Consent and Release


                            CLOSING DOCUMENTATION

1. Contribution and Assumption Agreement dated as of March 31, 2000 (the "Contribution Agreement"), between Galileo International, L.L.C. ("Galileo") and GIO Services, L.L.C. ("Services").

2. Consent and Release dated as of March 31, 2000 (the "Consent"), between US Airways, Inc. ("US Airways") and Galileo, and acknowledged by Services.

3. Pledge and Security Agreement dated as of March 31, 2000 (the "Security Agreement"), among Services, US Airways and Bank of America, National Association.

4. Letter agreement dated as of March 31, 2000, between Galileo and US Airways, relating to the Services Agreement referred to in the Contribution Agreement.

5. Certificate of the Secretary of Galileo International, Inc. ("GII"), the sole member of Galileo, certifying (a) the copy of resolutions of GII attached thereto authorizing, among other things, the execution, delivery and performance by Galileo of the Limited Liability Company Agreement of GIO Services, L.L.C. (the "Services LLC Agreement"), the Contribution Agreement, the Consent and any related documents and instruments, (b) the copy of the certificate of incorporation of GII attached thereto and (c) the copy of the by-laws of GII attached thereto.

6. Certificate of the Assistant Secretary of Galileo, certifying (a) the copy of the certificate of formation of Galileo attached thereto,
      (b) the copy of the limited liability company agreement of Galileo attached thereto and (c) the names and true signatures of certain officers of Galileo authorized to execute and deliver the Services LLC Agreement, the Contribution Agreement, the Consent and any related documents and instruments.

7. Certificate of the Assistant Secretary of Services certifying (a) the copy of the certificate of formation of Services attached thereto,
      (b) the copy of the Services LLC Agreement attached thereto and (c) the names and true signatures of certain officers of Services authorized to execute and deliver the Contribution Agreement, the Consent, the Security Agreement and any related documents and instruments.

8. Uniform Commercial Code Financing Statement naming Services as debtor and US Airways as secured party, to be filed with the Secretary of State of Illinois.

9. Opinion of Anthony Swanagan, Senior Vice President, General Counsel and Secretary of Galileo, regarding various corporate matters with respect to Galileo and Services in connection with the Contribution Agreement, the Consent and the Security Agreement, as applicable.

10. Opinion of Sidley & Austin, special counsel to Galileo and Services, regarding enforceability and perfection.


Exhibit 10.5
                        PLEDGE AND SECURITY AGREEMENT

This Pledge and Security Agreement dated March 31, 2000 (this "Agreement"), is entered into between GIO Services, L.L.C., a Delaware limited liability company ("Pledgor"), Bank of America, National Association ("Bank") and US Airways, Inc., a Delaware corporation ("US Airways").

                            PRELIMINARY STATEMENT

      A. Pursuant to that certain Contribution and Assumption Agreement dated as of March 31, 2000 (the "Contribution Agreement") between Galileo International, L.L.C. and the Pledgor, the Pledgor has assumed the "US Airways Liability" (as defined in the Contribution Agreement) to US Airways and US Airways has agreed to the assumption of the US Airways Liability by the Pledgor.

      B. The Pledgor has established a deposit account with the Bank, Account No. 8188112614 (the "Deposit Account").

      C. Bank has also established a securities account for the Pledgor, Account No. 859152 (the "Securities Account").

      D. The Pledgor has acquired a certificate of deposit from the Bank in the original face amount of $27,156,945.58, with a maturity date of July 29, 2002, which is a book entry certificate of deposit held in the Securities Account (the "Pledged CD").

      E. To secure the payment of the US Airways Liability on the date due, the Pledgor has agreed to pledge to US Airways the Pledged CD and to grant to US Airways a security interest in the Deposit Account, the Securities Account and certain related property.

                                  AGREEMENT

                                  ARTICLE 1

                              SECURITY INTEREST

      Section 1.1. Pledge and Grant of Security Interest. The Pledgor hereby pledges to US Airways and grants to US Airways a security interest in all of the Pledgor's right, title and interest in and to the following property, whether now or hereafter acquired or existing and wheresoever located:

      (a) the Deposit Account and the Securities Account (collectively, the "Accounts" and individually an "Account");

      (b) any free credit balance or other money, now or hereafter credited to, or owing from Bank to the Pledgor in respect of, either Account;

      (c) any money, securities (certificated or uncertificated), securities entitlements, commodity contracts, instruments, documents, general intangibles, financial assets or other investment property in or credited to, or distributed from, either Account, now or in the future;

      (d)   the Pledged CD;

      (e) all the proceeds of the sale, exchange, redemption or exercise of any of the foregoing, including but not limited to, any dividend, interest payment or other distribution of cash or property in respect thereof; and

      (f) any rights incidental to the ownership of any of the foregoing, such as voting, conversion and registration rights and right of recovery for violations of applicable securities laws

All of the foregoing is referred to herein collectively as the "Collateral."

      In addition, the Pledgor hereby assigns to US Airways and grants to US Airways a security interest in, all of the Pledgor's rights under the Contribution Agreement (the "Assigned Agreement"). Notwithstanding the foregoing, US Airways agrees that unless an Event of Default is outstanding, only the Pledgor shall be entitled to exercise the rights of the Pledgor under the Assigned Agreement.

      Section 1.2. Secured Obligations. The security interest granted by the Pledgor herein secures payment of the US Airways Liability and all obligations arising out of this Agreement (the "Secured Obligations").

      Section 1.3. Delivery of Pledged CD. To effectuate the pledge of the Pledged CD, the Pledgor will cause the Bank to note the security interest of US Airways in the Pledged CD on its records concerning the Securities
Account.   The Bank waives any right of set-off it may have with respect to the Pledged CD.

      Section 1.4. Voting Rights. Except as provided in the following sentence, the Pledgor may exercise any voting rights that it may have as to any of the Collateral and any consent or voting rights of the Pledgor under the Assigned Agreement for any purpose which is not inconsistent with this Agreement. Upon the occurrence and continuance of an "Event of Default" (as defined in Section 4.1 below) and upon notice to the Pledgor, US Airways may exercise all voting rights as to any of the Collateral and any consent or voting rights of the Pledgor under the Assigned Agreement and the Pledgor shall deliver to US Airways all notices and other information and instruments relating to the exercise of such rights received by the Pledgor from the issuers of any of the Collateral promptly upon receipt thereof, and shall at the request of US Airways execute and deliver to US Airways any instruments which are, in the judgment of US Airways, necessary for US Airways to validly exercise such voting and consent rights.

      Section 1.5. The Accounts and Investments. (a) The Bank agrees to transfer all collected funds from time to time in the Deposit Account to the Securities Account. Funds in the Securities Account will be invested by Bank, at the direction of the Pledgor, only in "Permitted Investments" (as hereinafter defined); provided, however, that at all times not less than $27,156,945.58 shall be invested in the Pledged CD. It is understood and agreed that neither Bank nor the Pledgor shall be liable for any loss arising from such investment in Permitted Investments. Any investment income from investment of funds in the Securities Account shall be retained in the Securities Account or transferred to the Deposit Account.

      (b) For purposes of this Agreement, "Permitted Investments" means any one or more of the following instruments, obligations or securities, in each case with a maturity of not later than July 29, 2002 (or without a scheduled maturity in the case of money market funds referred to in clause (7) below):

            (1) direct obligations of, and obligations guaranteed as to payment of principal and interest by, the United States or any agency or instrumentality of the United States;

            (2) certificates of deposit, demand or time deposits of, bankers' acceptances issued by, or federal funds sold by any depository institution (including the Bank) or trust company incorporated under the laws of the United States or any state and subject to supervision and examination by federal and/or state banking authorities and the deposits of which are insured by the Federal Deposit Insurance Corporation, so long as at the time of such investment or contractual commitment providing for such investment the long-term unsecured debt obligations of such depository institution or trust company have a credit rating of Aa2 by Moody's Investors Service, Inc. ("Moody's").

            (3) repurchase obligations with respect to (i) any security described in clause (1) above or (7) below, or (ii) any other security issued or guaranteed by any agency or instrumentality of the United States, in either case entered into with a federal agency or depository institution (including the Bank) or trust company acting as principal, whose obligations having the same maturity as that of the repurchase agreement would be Permitted Investments under clause (2) above;

            (4) commercial paper having, at the time of such investment or contractual commitment providing for such investment, a rating of P-1 by Moody's;

            (5) investments in Permitted Investments maintained in "sweep accounts," short-term asset management accounts and the like utilized for the investment, on an overnight basis, of residual balances in investment accounts maintained at the Bank or any other depository institution or trust company organized under the laws of the United States or any state that is a member of the Federal Deposit Insurance Corporation, the short-term debt of which is rated P-1 by Moody's;

            (6) guaranteed investment contracts entered into with any financial institution having a final maturity of not more than one month from the date of acquisition, the short-term debt securities of which institution is rated P-1 by Moody's; and

            (7) funds classified as money market funds or invested in money market instruments consisting of: United States Treasury bills, other obligations issued or guaranteed by the United States government, its agencies or instrumentalities; certificates of deposit; banker's acceptances; and commercial paper (including variable master demand notes); provided, however, that redemptions shall be permitted on a daily or next business day basis.

      (c) The Bank, acting as securities intermediary (as defined in the Uniform Commercial Code as in effect in the State of Illinois (the "Illinois UCC"), hereby expressly agrees that: (i) all matters relating to the Securities Account will be governed by the law of the State of Illinois; (ii) all assets held by it as the securities intermediary in the Securities Account will be treated as "financial assets" under Article 8 of the Illinois UCC; and (iii) the securities intermediary will not agree to comply with entitlement orders originated by any Person with respect to the investments or financial assets held in the Securities Account other than the Pledgor, or, after receipt of written notice from US Airways that an Event of Default has occurred and is outstanding, US Airways.

            The Bank acknowledges that US Airways has a security interest in the Collateral, including, but not limited to, the Deposit Account, the Securities Account, and the Pledged CD. Any claim to, security interest in or lien upon the Securities Account or any financial assets held therein which Bank now has or at any time hereafter may acquire shall be junior and subordinate to the security interest of US Airways in such Collateral, except for Bank's liens securing: (i) scheduled fees and charges arising in the ordinary course of business with respect to the operation of the Securities Account and (ii) payment owed to Bank for open trade commitments for purchases in and for the Securities Account.

      Section 1.6. The Pledgor to Remain Liable. The Pledgor hereby expressly agrees that, anything herein to the contrary notwithstanding, it shall remain liable under the Assigned Agreement to observe and perform all of the conditions and obligations to be observed and performed by the Pledgor thereunder, all in accordance with and pursuant to the terms and provisions thereof. US Airways shall not have any duty, responsibility, obligation or liability under the Assigned Agreement by reason of or arising out of the assignment thereof to US Airways or the granting to US Airways of a security interest therein or the receipt by US Airways of any payment relating thereto, nor shall US Airways be required or obligated in any manner to perform or fulfill any of the Pledgor's obligations thereunder or pursuant thereto, or to make any payment, or to make any inquiry as to the nature or sufficiency of any payment received by it or the sufficiency of any performance of any party under the Assigned Agreement, or to present or file any claim, or to take any action to collect or enforce any performance or the payment of any amounts which may have been assigned to it, in which it may have been granted a security interest or to which it may be entitled at any time or times.

      Section 1.7. Duration of Security Interest. The security interest granted to US Airways hereunder shall not terminate unless and until the Secured Obligations have been fully paid or performed, at which time such security interest will terminate. When the security interest is terminated, US Airways will deliver to, or deliver at the direction of the Pledgor, the Pledged CD and any of the other Collateral in US Airways' possession.

                                  ARTICLE 2

                        REPRESENTATIONS AND WARRANTIES

      Pledgor hereby represents and warrants to US Airways as follows:

      Section 2.1. Enforceability. This Agreement has been duly executed and delivered by the Pledgor, constitutes its valid and legally binding obligation and is enforceable in accordance with its terms against the Pledgor.

      Section 2.2. No Conflict. The execution, delivery and performance of this Agreement, the pledge of the Pledged CD, the grant of the security interest in the Collateral and the Assigned Agreement hereunder and the consummation of the transactions contemplated hereby and thereby will not, with or without the giving of notice of the lapse of time, (a) violate any material law applicable to the Pledgor; (b) violate any judgment, writ, injunction or order of any court or governmental body or officer applicable to the Pledgor; (c) violate or result in the breach of any material agreement to which the Pledgor is a party or by which any of its properties, including the Collateral and the Assigned Agreement, is bound; or (d) violate any restriction on the transfer of any of the Collateral or the Assigned Agreement.

      Section 2.3. No Consents. No consent, approval, license, permit or other authorization of any third party (other than the Bank) or any governmental body or officer is required for (a) the valid and lawful execution and delivery of this Agreement, (b) the pledge of the Pledged CD,
(c) the creation and perfection of US Airways' security interest in the Collateral, (d) the assignment by the Pledgor of its rights under and the creation and perfection of US Airways' security interest in the Assigned Agreement or (e) the valid and lawful exercise by US Airways of remedies available to it under this Agreement or applicable law or of the voting and other rights granted to it in this Agreement except as may be required for the offer or sale of those items of Collateral which are securities under applicable securities laws.

      Section 2.4. Collateral and Security Interest. The Pledgor is the sole owner of the Collateral free and clear of all liens, encumbrances and adverse claims (other than those created by this Agreement), has the unrestricted right to pledge and to grant the security interest provided for herein to US Airways. Upon the filing of the Uniform Commercial Code financing statements in the office identified on Schedule 1, US Airways will have a valid and perfected first priority security interest in the Collateral free of all liens, encumbrances, transfer restrictions and adverse claims.

                                  ARTICLE 3

                                  COVENANTS

      The Pledgor hereby covenants and agrees with US Airways that the Pledgor shall:

      Section 3.1. Defend Title. Defend its title to the Collateral and the Assigned Agreement and the security interest of US Airways therein against the claims of any person claiming rights in the Collateral or the Assigned Agreement against or through the Pledgor and maintain and preserve such security interest so long as this Agreement shall remain in effect.

      Section 3.2. No Transfer. Not (a) withdraw any money or property from either Account, except for transfer from the Deposit Account to the Securities Account or transfer from the Securities Account to the Deposit Account, in each case, as provided in Section 1.5, or (b) sell or offer to sell or otherwise transfer or encumber any portion of the Collateral, other than in connection with using funds in the Securities Account to make Permitted Investments.

      Section 3.3.      Further Assurances.

            (a) At the Pledgor's expense, (i) execute and deliver to US Airways and file with the appropriate governmental offices one or more Uniform Commercial Code financing statements describing the Collateral and the Assigned Agreement, or amendments or continuations thereof whenever necessary to continue the perfection of US Airways' security interest hereunder and whenever requested by US Airways and (ii) do such further acts and execute and deliver such additional conveyances, certificates, instruments, legal opinions and other assurances as US Airways may at any time reasonably request to protect, assure or enforce its interests, rights and remedies under this Agreement.

            (b) Promptly deliver any certificate or instrument constituting or representing any of the Collateral of which the Pledgor may obtain possession from time to time, to the Bank for credit to the Securities Account forthwith duly endorsed in blank without restriction.

            (c) Promptly deliver to the Bank any endorsements or instruments which may be necessary or convenient to transfer any financial assets held by the Bank in the Securities Account, which are registered in the name of, payable to the order of, or specially endorsed to the Pledgor, to the Bank or its securities intermediary or to one of their respective nominees.

      Section 3.4. Statements. Cause the Bank to send (and the Bank hereby agrees to send) to US Airways a complete and accurate copy of every statement, confirmation, notice or other communication concerning each Account that the Bank sends to the Pledgor. All information furnished by the Pledgor concerning the Collateral or otherwise in connection with this Agreement, is or shall be at the time the same is furnished, accurate, correct and complete in all material respects.

                                  ARTICLE 4

                         EVENTS OF DEFAULT; REMEDIES

      Section 4.1. Events of Default; Remedies. (a) If any of the following events (an "Event of Default") has occurred and is continuing:

            (i) the Pledgor shall fail to pay the US Airways Liability when the same becomes due and payable; or

            (ii) the Pledgor shall fail to perform any covenant or agreement contained herein, and such failure shall continue for thirty (30) days after the Pledgor has received notice of such failure from US Airways; or

            (iii) the Pledgor shall generally not pay its debts as such debts become due, or shall admit in writing its inability to pay its debts generally, or shall make a general assignment for the benefit of creditors; or any proceeding shall be instituted by or against the Pledgor seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its property and, in the case of any such proceeding instituted against it (but not instituted by it), either such proceeding shall remain undismissed or unstayed for a period of sixty (60) days, or any of the actions sought in such proceeding (including, without limitation, the entry of an order for relief against, or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial portion of its property) shall occur; or the Pledgor shall take any corporate action to authorize any of the actions set forth above in this subsection (iii);

US Airways may, in its discretion: (A) cause each Account to be reregistered in its sole name or transfer the Securities Account to another broker/dealer in its sole name; (B) remove any Collateral which is in physical form from either Account and register such Collateral in its name or in the name of its broker/dealer, agent or nominee or any of their nominees; (C) exercise any voting, conversion, registration, purchase or other rights of a holder of any of the Collateral; (D) collect any notes, checks or other instruments for the payment of money included in the Collateral and compromise or settle with any obligor of such instruments; (E) enforce the rights of the Pledgor under the Assigned Agreement; and (F) exercise any other rights with respect to the Collateral or the Assigned Agreement which a secured party is entitled to exercise under Article 9 of the Illinois UCC.

      (b) If notice of the time and place of any public sale of the Collateral or the time after which any private sale or other intended disposition is required by the UCC, the Pledgor acknowledges that ten (10) days advance notice thereof will be a reasonable notice. US Airways shall not be obligated to make any sale of Collateral regardless of notice of sale having been given. US Airways may adjourn any public or private sale from time to time by announcement at the time and place fixed therefor, and such sale may, without further notice be made at the time and place to which it was so adjourned.

      (c) The Pledgor shall execute and deliver to the purchasers of the Collateral all instruments and other documents necessary or proper to sell, convey, and transfer title to such Collateral.

      (d) Any cash held by US Airways as Collateral and all cash proceeds of any sale of, collection from, or other realization upon all or any part of the Collateral may, in the discretion of US Airways, be held by US Airways as collateral for, or then or at any time thereafter be applied (after payment of any amounts payable to US Airways pursuant to Article 5 below) in whole or in part against, all or any part of the Secured Obligations in such order as US Airways may elect. Any surplus of such cash or cash proceeds held by US Airways and remaining after payment in full of all of US Airways' expenses hereunder and the Secured Obligations shall be promptly paid over to the Pledgor or to whomever may be lawfully entitled to receive such surplus.

      Section 4.2. The Appointment of US Airways as Agent. The Pledgor hereby appoints and constitutes US Airways, its successors and assigns, as its agent and attorney-in-fact for the purpose of carrying out the provisions of this Agreement following the occurrence and during the continuance of an Event of Default and taking any action or executing any instrument following the occurrence and during the continuance of an Event of Default that US Airways considers necessary or convenient for such purpose, including the power to endorse and deliver checks, notes and other instruments for the payment of money in the name of and on behalf of the Pledgor, to endorse and deliver in the name of and on behalf of the Pledgor securities certificates and execute and deliver in the name of and on behalf of the Pledgor instructions to the issuers of uncertificated securities, and to execute and file in the name of and on behalf of the Pledgor financing statements (which may be photocopies of this Agreement) and continuations and amendments to financing statements. This appointment is coupled with an interest and is irrevocable and will not be affected by the bankruptcy of the Pledgor nor by
the lapse of time.   The Pledgor hereby consents and agrees that the issuers
of or obligors of the Collateral or any registrar or transfer agent or trustee for any of the Collateral shall be entitled to accept the provisions hereof as conclusive evidence of the rights of US Airways to effect any transfer pursuant to this Agreement and the authority granted to US Airways herein, notwithstanding any other notice or direction to the contrary heretofore or hereafter given by the Pledgor, or any other person, to any of such issuers, obligors, registrars, transfer agents, or trustees.

                                  ARTICLE 5

                                   EXPENSES

      Section 5.1 Payment. The Pledgor agrees that it will forthwith upon demand pay or reimburse to US Airways any and all reasonably incurred out-of-pocket expenses, including the fees and disbursements of counsel and of any brokers, investment brokers, appraisers or other experts, that US Airways may incur in connection with (i) the exercise by US Airways of any of the rights conferred upon it under Article 4, or (ii) any action or proceeding to enforce its rights under this Agreement or in pursuit of any non-judicial remedy hereunder including the sale of the Collateral; provided, however, that notwithstanding the provisions of this Section 5.1 or Section 5.2, each party hereto shall be responsible for its own fees and expenses, including legal fees and expenses, incurred in connection with the preparation, negotiation and execution of this Agreement and the Contribution Agreement.


      Section 5.2 Indemnity. (a) The Pledgor shall indemnify each of US Airways and the Bank and their respective directors, officers, employees, agents and attorneys against, and hold them harmless from, any liability, claim, cost, damage or expense, including the fees and disbursements of their legal counsel, incurred by any of them under the corporate or securities laws applicable to holding or selling any of the Collateral, except, with respect to any indemnified party, for liability, claim, cost, damage or expense arising out of the gross negligence or willful misconduct of such indemnified party.

            (b) The Pledgor further agrees to indemnify Bank and its officers, directors, employees, agents and attorneys against and hold them harmless from, any liability, claim, cost, damage, or expense, including the fees and disbursements of their counsel, in any way related to or arising out of or in connection with this Agreement or any action taken or not taken pursuant hereto, except, with respect to any indemnified party, for liability, claim, cost, damage or expense arising out of the gross negligence or willful misconduct of such indemnified party.

                                  ARTICLE 6

                                MISCELLANEOUS

      Section 6.1. Non-Waiver. Neither the failure of nor any delay by any party to this Agreement to enforce any right hereunder or to demand compliance with its terms is a waiver of any right hereunder. No action taken pursuant to this Agreement on one or more occasions is a waiver of any right hereunder or constitutes a course of dealing that modifies this Agreement.

      Section 6.2. Amendments and Waivers. No amendment, modification or termination of this Agreement, and no waiver of any right or remedy under this Agreement, shall be binding on any party unless it is in writing and is signed by the party to be charged. No such waiver of any right or remedy under any term of this Agreement shall in any event be deemed to apply to any subsequent default under the same or any other term contained herein.

      Section 6.3. Severability. Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not create or render unenforceable such provision in any other jurisdiction.

      Section 6.4. Successors. This Agreement shall be binding upon the parties hereto and their respective successors and assigns, and shall inure to the benefit of, and be enforceable by, the parties hereto and their respective successors and assigns.

      Section 6.5. Rules of Construction. In this Agreement, words in the singular number include the plural, and in the plural include the singular; words of the masculine gender include the feminine and the neuter, and when the sense so indicates words of the neuter gender may refer to any gender and the word "or" is disjunctive but not exclusive. Any references to Sections, Articles, Schedules or Exhibits contained herein shall be references to Sections, Articles, Schedules or Exhibits of or to this Agreement unless otherwise specified. The headings of the various Articles and Sections herein are for convenience of reference only and shall not define or limit any of the terms or provisions hereof.

      Section 6.6.  Notices.   Unless otherwise expressly specified or
permitted hereby, all communications and notices provided for herein shall be in writing, and any such notice shall become effective when received. Any written notice shall be by (a) personal delivery thereof, including, without limitation, by overnight mail and courier service, or (b) facsimile transmission (receipt being deemed to occur when the facsimile transmission itself is received), in each case addressed to the parties hereto at their respective addresses as set forth below or at such other addresses as either party may from time to time designate by written notice to the other party listed below:

If to the Pledgor:
            GIO Services, L.L.C.
            9700 West Higgins Road, Suite 400
            Rosemont, Illinois 60018
            Attention:  Anna Walsh
            Telephone:  (847) 518-4005
            Facsimile:  (847) 518-4774

If to US Airways:
            US Airways, Inc.
            2345 Crystal Drive
            Arlington, Virginia  22227
            Attention:  Thomas A. Mutryn
            Telephone:  (703) 872-5700
            Facsimile:  (703) 872-5960

            With a copy to:

            Thomas Kennedy, Esq.
            Skadden, Arps, Slate, Meagher & Flom LLP
            Four Times Square
            New York, New York  10036-6522
            Telephone:  (212) 735-2526
            Facsimile:  (917) 777-2526

If to the Bank:
            Bank of America, National Association
            233 South Wacker Drive, Suite 2800
            Mail Code IL1-003-27-36
            Chicago, Illinois 60606-6301
            Attention:  Christopher Schuer
            Telephone:  (312) 234-3436
            Facsimile:  (312) 234-3430

with a copy to:
            Bank of America, National Association
            200 North College Street
            Mail Code NC1-004-03-06
            Charlotte, NC 28255
            Attention:  Michele Bifone
            Telephone:  (704) 388-6421
            Facsimile:  (704) 386-8755

      Section 6.7. Counterparts. This Agreement may be executed in any number of counterparts, all of which shall constitute one and the same instrument, and any party hereto may execute this Agreement by signing and delivering one or more counterparts.

      Section 6.8. Choice of Law. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF ILLINOIS.

      Section 6.9. Responsibilities of Bank. This Agreement shall not create any obligation or duty of Bank except for those expressly set forth herein. The Bank shall have no responsibility or liability to the Pledgor for complying with the terms of this Agreement and shall have no responsibility to investigate the appropriateness of any entitlement order or other request, instruction, notice or direction received from US Airways, the validity of US Airways' security interest, or any other matter or issue relating to the relationship between US Airways and the Pledgor, including but not limited to the Contribution Agreement and the US Airways Liability.


            IN WITNESS WHEREOF, the parties hereto have signed and delivered this Pledge and Security Agreement as of March 31, 2000.


                                          GIO Services, L.L.C.


                                          By:_________________________
                                              Name:
                                              Title:

                                          US Airways, Inc.


                                          By:_________________________
                                             Name:
                                             Title:

                                          Bank of America, National
Association


                                          By:_________________________
                                             Name:
                                             Title:


                                  SCHEDULE 1

                Offices for Filing of UCC Financing Statements

1) Illinois Secretary of State


Exhibit 10.6

CONFORMED COPY



                            CREDIT AGREEMENT


                              dated as of


                             March 8, 2000

                                 among


                      Galileo International, Inc.,


                       The Banks Parties Hereto,


            The Letter of Credit Issuing Banks Named Herein

                                  and

                         Bank of America, N.A.,
                                as Agent

                        ________________________

                    Banc of America Securities LLC,
                     Lead Arranger and Book Manager







                           TABLE OF CONTENTS


                                                                    Page

                          ARTICLE 1  Definitions

Section 1.01.  Definitions                                           1
Section 1.02.  Accounting Terms and Determinations                  13
Section 1.03.  Types of Borrowings                                  14

                          ARTICLE 2  The Credits

Section 2.01.  Commitments to Lend                                  14
Section 2.02.  Notice of Committed Borrowing                        15
Section 2.03.  Money Market Borrowings                              15
Section 2.04.  Notice to Banks; Funding of Loans                    19
Section 2.05.  Notes                                                20
Section 2.06.  Maturity of Loans                                    20
Section 2.07.  Interest Rates                                       20
Section 2.08.  Fees                                                 22
Section 2.09.  Optional Termination or Reduction of Commitments     23
Section 2.10.  Method of Electing Interest Rates                    23
Section 2.11.  Mandatory Termination of Commitments                 25
Section 2.12.  Optional Prepayments                                 25
Section 2.13.  General Provisions as to Payments                    25
Section 2.14.  Funding Losses                                       26
Section 2.15.  Computation of Interest and Fees                     27
Section 2.16.  Regulation D Compensation                            27
Section 2.17.  Letters of Credit                                    27

                          ARTICLE 3 Conditions

Section 3.01.  First Borrowing or Issuance                          30
Section 3.02.  Each Borrowing and Issuance                          31

                ARTICLE 4Representations and Warranties

Section 4.01.  Corporate Existence and Power                        32
Section 4.02.  Corporate and Governmental Authorization; No
      Contravention                                                 32
Section 4.03.  Binding Effect                                       32
Section 4.04.  Financial Information                                32
Section 4.05.  Litigation                                           33
Section 4.06.  Compliance with ERISA                                33
Section 4.07.  Compliance with Laws                                 33
Section 4.08.  Environmental Matters                                34
Section 4.09.  Taxes                                                34
Section 4.10.  Subsidiaries                                         34
Section 4.11.  Regulatory Restrictions on Borrowing                 34
Section 4.12.  Full Disclosure                                      34

                           ARTICLE 5  Covenants

Section 5.01.  Information                                          35
Section 5.02.  Payment of Obligations                               37
Section 5.03.  Maintenance of Property; Insurance                   37
Section 5.04.  Conduct of Business and Maintenance of Existence     38
Section 5.05.  Compliance with Laws                                 38
Section 5.06.  Inspection of Property, Books and Records            38
Section 5.07.  Mergers and Sales of Assets                          38
Section 5.08.  Use of Proceeds                                      39
Section 5.09.  Negative Pledge                                      39
Section 5.10.  Interest Coverage Ratio                              40
Section 5.11.  Restricted Payments                                  40
Section 5.12.  Transactions with Affiliates                         40
Section 5.13.  Debt of Subsidiaries                                 41
Section 5.14.  Cash Flow Ratio                                      41

                           ARTICLE 6  Defaults

Section 6.01.  Events of Default                                    41
Section 6.02.  Notice of Default                                    43
Section 6.03.  Cash Cover                                           43

                           ARTICLE 7  The Agent

Section 7.01.  Appointment and Authorization                        44
Section 7.02.  Agent and Affiliates                                 44
Section 7.03.  Action by Agent                                      44
Section 7.04.  Consultation with Experts                            44
Section 7.05.  Liability of Agent                                   44
Section 7.06.  Indemnification                                      45
Section 7.07.  Credit Decision                                      45
Section 7.08.  Successor Agent                                      45
Section 7.09.  Agent's Fee; Arranger Fee                            45

                    ARTICLE 8  Change in Circumstances

Section 8.01.  Basis for Determining Interest Rate Inadequate or
      Unfair                                                        46
Section 8.02.  Illegality                                           46
Section 8.03.  Increased Cost and Reduced Return                    47
Section 8.04.  Taxes                                                48
Section 8.05.  Base Rate Loans Substituted for Affected Fixed
      Rate Loans                                                    50
Section 8.06.  Substitution of Bank                                 51

                         ARTICLE 9  Miscellaneous

Section 9.01.  Notices                                              51
Section 9.02.  No Waivers                                           51
Section 9.03.  Expenses; Indemnification                            52
Section 9.04.  Sharing of Set-offs                                  52
Section 9.05.  Amendments and Waivers                               53
Section 9.06.  Successors and Assigns                               53
Section 9.07.  Collateral                                           55
Section 9.08.  Governing Law; Submission to Jurisdiction            55
Section 9.09.  Counterparts; Integration; Effectiveness             55
Section 9.10.  WAIVER OF JURY TRIAL                                 55
Section 9.11.  Confidentiality                                      56





      COMMITMENT SCHEDULE
      PRICING SCHEDULE A
      PRICING SCHEDULE B

      EXHIBIT A - Note
      EXHIBIT B - Money Market Quote Request
      EXHIBIT C - Invitation for Money Market Quotes
      EXHIBIT D - Money Market Quote
      EXHIBIT E - Opinion of Counsel for the Borrower
      EXHIBIT F - Assignment and Assumption Agreement

                               CREDIT AGREEMENT

      THIS CREDIT AGREEMENT dated as of March 8, 2000 is among GALILEO INTERNATIONAL, INC., the BANKS from time to time parties hereto, the LETTER OF CREDIT ISSUING BANKS from time to time parties hereto and BANK OF AMERICA, N.A., as Agent.

      The parties hereto agree as follows:

I.                                 ARTICLE

                              Definitions

A. Section . Definitions. The following terms, as used herein, have the following meanings:

      "Absolute Rate Auction" means a solicitation of Money Market Quotes setting forth Money Market Absolute Rates pursuant to Section 2.03.

      "Administrative Questionnaire" means, with respect to each Bank, an administrative questionnaire in the form prepared by the Agent and submitted to the Agent (with a copy to the Borrower) duly completed by such Bank.

      "Affiliate" means, at any time, (i) any Person that at such time beneficially owns, directly or indirectly, 25% or more of the Ordinary Voting Stock, (ii) any Person that, at such time, directly, or indirectly through one or more intermediaries, controls the Borrower or (iii) any Person (other than the Borrower or a Subsidiary) which is controlled by or is under common control with a Person described in clause (i) or (ii).

      "Agent" means Bank of America, N.A. in its capacity as agent for the Banks hereunder, and its successors in such capacity.

      "Applicable Lending Office" means, with respect to any Bank, (i) in the case of its Base Rate Loans, its Domestic Lending Office, (ii) in the case of its Euro-Dollar Loans, its Euro-Dollar Lending Office and (iii) in the case of its Money Market Loans, its Money Market Lending Office.

      "Assignee" has the meaning set forth in subsection .

      "Bank" means each bank listed on the signature pages hereof, each Assignee which becomes a Bank pursuant to subsection , and their respective successors.

      "Base Rate" means, for any day, a rate per annum equal to the higher of (i) the Prime Rate for such day and (ii) the sum of 0.5% plus the Federal Funds Rate for such day.

      "Base Rate Loan" means (i) a Committed Loan which bears interest at the Base Rate pursuant to the applicable Notice of Committed
Borrowing or Notice of Interest Rate Election or the provisions of Article or (ii) an overdue amount which was a Base Rate Loan immediately before it became overdue.

      "Benefit Arrangement" means at any time an employee benefit plan within the meaning of Section 3(3) of ERISA which is not a Plan or a Multiemployer Plan and which is maintained or otherwise contributed to by any member of the ERISA Group.

      "Borrower" means Galileo International, Inc., a Delaware corporation, and its successors.

      "Borrowing" has the meaning set forth in Section .

      "Cash Flow Ratio" means at any date the ratio of (i)
Consolidated Debt at such date to (ii) Consolidated EBITDA for the four consecutive fiscal quarters of the Borrower and its Consolidated Subsidiaries ending on such date.

      "Change in Ownership or Control" shall be deemed to have occurred if, without the prior written consent of the Required Banks, at any time on or after the Effective Date: (i) any Person or group (within the meaning of Rule 13d-5 under the Securities Exchange Act of 1934, as amended), other than UAL Corporation and its Affiliates, shall beneficially own, directly or indirectly, a percentage of the Ordinary Voting Stock that is at such time in excess of 25% of the Ordinary Voting Stock outstanding at such time; or (ii) the Continuing Directors shall fail to constitute a majority of the Board of Directors of the Borrower at such time.

      "Closing Date" means the date on or after the Effective Date on which the initial Borrowing or issuance of a Letter of Credit under this Agreement occurs.

      "Commitment" means (i) with respect to each Bank listed on the signature pages hereof, the amount set forth opposite its name on the Commitment Schedule attached hereto and (ii) with respect to each Assignee which becomes a Bank pursuant to subsection , the amount of the Commitment thereby assumed by it, in each case as such amount may be reduced from time to time pursuant to Section or subsection or increased from time to time pursuant to subsection .

      "Committed Loan" means a loan made by a Bank pursuant to Section , provided that, if any such loan or loans (or portions thereof) are combined or subdivided pursuant to a Notice of Interest Rate Election, the term "Committed Loan" shall refer to the combined principal amount resulting from such combination or to each of the separate principal amounts resulting from such subdivision, as the case may be.

      "Consolidated Debt" means at any date the Debt of the Borrower and its Consolidated Subsidiaries, determined on a consolidated basis as of such date.

      "Consolidated EBIT" means, for any fiscal period, Consolidated Net Income (exclusive of the effect of any extraordinary gain (or loss)) for such period plus, to the extent deducted in determining Consolidated Net Income for such period, the aggregate amount of (i) Consolidated Interest Expense and (ii) income tax expense.

      "Consolidated EBITDA" means, for any fiscal period, Consolidated EBIT for such period plus, to the extent deducted in determining
Consolidated Net Income for such period, the aggregate amount of depreciation, amortization and other similar non-cash charges.

      "Consolidated Interest Expense" means, for any period, the interest expense of the Borrower and its Consolidated Subsidiaries, determined on a consolidated basis for such period.

      "Consolidated Net Income" means, for any fiscal period, the net income of the Borrower and its Consolidated Subsidiaries, determined on a consolidated basis for such period.

      "Consolidated Subsidiary" means at any date any Subsidiary or other entity the accounts of which would be consolidated with those of the Borrower in its consolidated financial statements if such statements were prepared as of such date.

      "Consolidated Tangible Net Worth" means at any date the consolidated stockholders' equity of the Borrower and its Consolidated Subsidiaries less their consolidated Intangible Assets, all determined as of such date. For purposes of this definition, the term "Intangible Assets" means the amount (to the extent reflected in determining such consolidated stockholders' equity) of (i) all write-ups (other than write-ups resulting from foreign currency translations and write-ups of tangible assets of a going concern business made within twelve months after the acquisition of such business) subsequent to December 31, 1996 in the book value of any asset owned by the Borrower or a Consolidated Subsidiary, (ii) all investments in unconsolidated Subsidiaries and all equity investments in Persons which are not Subsidiaries and (iii) all unamortized debt discount and expense, unamortized deferred charges, goodwill, patents, trademarks, service marks, trade names, anticipated future benefit of tax loss carry-forwards, copyrights, organization or developmental expenses and other intangible assets.

      "Continuing Director" means, at any date, an individual (i) who is a member of the Board of Directors of the Borrower on the Effective Date or (ii) who has been nominated to be a member of such Board of Directors by a majority of the other Continuing Directors then in office.

      "control" means possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

      "Debt" of any Person means at any date, without duplication, (i) all obligations of such Person for borrowed money, (ii) all obligations of such Person evidenced by bonds, debentures, notes or other similar instruments, (iii) all obligations of such Person to pay the deferred purchase price of property or services, except trade accounts payable arising in the ordinary course of business, (iv) all obligations of such Person as lessee which are capitalized in accordance with generally accepted accounting principles, (v) all non-contingent obligations (and, for purposes of Section and the definitions of the terms "Material Debt" and "Material Financial Obligations", all contingent obligations) of such Person to reimburse any bank or other Person in respect of amounts paid under a letter of credit or similar instrument, (vi) all Debt secured by a Lien on any asset of such Person, whether or not such Debt is otherwise an obligation of such Person and (vii) all Debt of others Guaranteed by such Person.

      "Default" means any condition or event which constitutes an Event of Default or which with the giving of notice or lapse of time or both would, unless cured or waived, become an Event of Default.

      "Derivatives Obligations" of any Person means all obligations of such Person in respect of any rate swap transaction, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap, equity or equity index option, bond option, interest rate option, foreign exchange transaction, cap transaction, floor transaction, collar transaction, currency swap transaction, cross-currency rate swap transaction, currency option or any other similar transaction (including any option with respect to any of the foregoing transactions) or any combination of the foregoing transactions.

      "Dollars" and the symbol "$" mean lawful money of the United States of America.

      "Domestic Business Day" means any day except a Saturday, Sunday or other day on which commercial banks in New York City, Chicago and Charlotte are authorized by law to close.

      "Domestic Lending Office" means, as to each Bank, its office located at its address set forth in its Administrative Questionnaire (or identified in its Administrative Questionnaire as its Domestic Lending Office) or such other office as such Bank may hereafter designate as its Domestic Lending Office by notice to the Borrower and the Agent.

      "Effective Date" means the date this Agreement becomes effective in accordance with Section .

      "Environmental Laws" means any and all federal, state, local and foreign statutes, laws, judicial decisions, regulations, ordinances, rules, judgments, orders, decrees, plans, injunctions, permits, concessions, grants, franchises, licenses, agreements and other governmental restrictions relating to the environment, the effect of the environment on human health or to emissions, discharges or releases of pollutants, contaminants, Hazardous Substances or wastes into the environment including, without limitation, ambient air, surface water, ground water, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, Hazardous Substances or wastes or the clean-up or other remediation thereof.

      "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, or any successor statute.

      "ERISA Group" means the Borrower, any Subsidiary and all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Borrower or any Subsidiary, are treated as a single employer under Section 414 (b) or (c) of the Internal Revenue Code or, solely for purposes of Section 302 of ERISA and Section 412 of the Code, are treated as a single employer under Section 414 of the Code.

      "Euro-Dollar Business Day" means any Domestic Business Day on which commercial banks are open for international business (including dealings in Dollar deposits) in London.

      "Euro-Dollar Lending Office" means, as to each Bank, its office, branch or affiliate located at its address set forth in its Administrative Questionnaire (or identified in its Administrative Questionnaire as its Euro-Dollar Lending Office) or such other office, branch or affiliate of such Bank as it may hereafter designate as its Euro-Dollar Lending Office by notice to the Borrower and the Agent.

      "Euro-Dollar Loan" means (i) a Committed Loan which bears interest at a Euro-Dollar Rate pursuant to the applicable Notice of Committed Borrowing or Notice of Interest Rate Election or (ii) an overdue amount which was a Euro-Dollar Loan immediately before it became overdue.

      "Euro-Dollar Margin" means a rate per annum determined in accordance with the Pricing Schedule.

      "Euro-Dollar Rate" means a rate of interest determined pursuant to subsection 2.07(b) on the basis of a London Interbank Offered Rate.

      "Euro-Dollar Reserve Percentage" means for any day that percentage (expressed as a decimal) which is in effect on such day, as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement for a member bank of the Federal Reserve System in New York City with deposits exceeding five billion dollars in respect of "Eurocurrency liabilities" (or in respect of any other category of liabilities which includes deposits by reference to which the interest rate on Euro-Dollar Loans is determined or any category of extensions of credit or other assets which includes loans by a non-United States office of any Bank to United States residents).

      "Event of Default" has the meaning set forth in Section .

      "Facility Fee Rate" means a rate per annum determined in accordance with the Pricing Schedule.

      "Federal Funds Rate" means, for any day, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Bank of New York (including any such successor publication, "H.15(519)") on the preceding Domestic Business Day opposite the caption "Federal Funds (Effective)"; or, if for any relevant day such rate is not so published on any such preceding Domestic Business Day, the rate for such day will be the arithmetic mean as determined by the Agent of the rates for the last transaction in overnight Federal funds arranged prior to 9:00 a.m. (New York City time) on that day by each of three leading brokers of Federal funds transactions in New York City selected by the Agent.

      "Fixed Rate Loans" means Euro-Dollar Loans or Money Market Loans (excluding Money Market LIBOR Loans bearing interest at the Base Rate pursuant to Section ) or any combination of the foregoing.

      "Group of Loans" means at any time a group of Loans consisting of (i) all Committed Loans which are Base Rate Loans at such time or
(ii) all Euro-Dollar Loans having the same Interest Period at such time, provided that, if a Committed Loan of any particular Bank is converted to or made as a Base Rate Loan pursuant to Article , such Loan shall be included in the same Group or Groups of Loans from time to time as it would have been in if it had not been so converted or made.

      "Guarantee" by any Person means any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Debt of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise, of such Person (i) to purchase or pay (or advance or supply funds for the purchase or payment of) such Debt (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise) or (ii) entered into for the purpose of assuring in any other manner the holder of such Debt of the payment thereof or to protect such holder against loss in respect thereof (in whole or in part), provided that the term "Guarantee" shall not include endorsements for collection or deposit in the ordinary course of business. The term "Guarantee" used as a verb has a corresponding meaning.

      "Hazardous Substances" means any toxic, radioactive, caustic or otherwise hazardous substance, including petroleum, its derivatives, by-products and other hydrocarbons, or any substance having any constituent elements displaying any of the foregoing characteristics.

      "Indemnitee" has the meaning set forth in subsection .

      "Interest Coverage Ratio" means at any date the ratio of (i) Consolidated EBIT for the four consecutive fiscal quarters of the Borrower and its Consolidated Subsidiaries ending on such date to (ii) Consolidated Interest Expense for such period.

      "Interest Period" means: (1) with respect to each Euro-Dollar Loan, the period commencing on the date of borrowing specified in the applicable Notice of Borrowing or on the date specified in the applicable Notice of Interest Rate Election and ending one, two, three or six months thereafter, as the Borrower may elect in the applicable notice, provided that:

            (a) any Interest Period which would otherwise end on a day which is not a Euro-Dollar Business Day shall, subject to clause
(c) below, be extended to the next succeeding Euro-Dollar Business Day unless such Euro-Dollar Business Day falls in another calendar month, in which case such Interest Period shall end on the next preceding Euro-Dollar Business Day;
            (b) any Interest Period which begins on the last Euro-Dollar Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to clause (c) below, end on the last Euro-Dollar Business Day of a calendar month; and
            (c) any Interest Period which would otherwise end after the Termination Date shall end on the Termination Date;
      (2) with respect to each Money Market LIBOR Loan, the period commencing on the date of borrowing specified in the applicable Notice of Borrowing and ending 14, 45 or 75 days thereafter or such whole number of months thereafter as the Borrower may elect in accordance with Section 2.03, provided that:

            (a) any Interest Period which would otherwise end on a day which is not a Euro-Dollar Business Day shall, subject to clause
(c) below, be extended to the next succeeding Euro-Dollar Business Day unless such Euro-Dollar Business Day falls in another calendar month, in which case such Interest Period shall end on the next preceding Euro-Dollar Business Day;
            (b) any Interest Period which begins on the last Euro-Dollar Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to clause (c) below, end on the last Euro-Dollar Business Day of a calendar month; and
            (c) any Interest Period which would otherwise end after the Termination Date shall end on the Termination Date; and
            (3) with respect to each Money Market Absolute Rate Loan, the period commencing on the date of borrowing specified in the applicable Notice of Borrowing and ending such number of days thereafter (but not less than 14 days) as the Borrower may elect in accordance with Section 2.03, provided that:
            (a) any Interest Period which would otherwise end on a day which is not a Euro-Dollar Business Day shall, subject to clause
(b) below, be extended to the next succeeding Euro-Dollar Business
Day; and
            (b) any Interest Period which would otherwise end after the Termination Date shall end on the Termination Date.
      "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended, or any successor statute.

      "Issuing Bank" means Bank of America, N.A. or any other Bank that may agree to issue letters of credit hereunder, in each case as issuer of letters of credit hereunder.

      "Letter of Credit" means a standby letter of credit to be issued hereunder by an Issuing Bank.

      "Letter of Credit Fee Rate" means a rate per annum determined in accordance with the Pricing Schedule.

      "Letter of Credit Liabilities" means, for any Bank and at any time, the sum of (i) the amounts then owing to such Bank (including in its capacity as an Issuing Bank) by the Borrower to reimburse it in respect of amounts drawn under Letters of Credit and (ii) such Bank's ratable participation in the aggregate amount then available for drawing under all Letters of Credit.

      "LIBOR Auction" means a solicitation of Money Market Quotes setting forth Money Market Margins based on the London Interbank
Offered Rate pursuant to Section 2.03.

      "Lien" means, with respect to any asset, any mortgage, lien, pledge, charge, security interest or encumbrance of any kind, or any other type of preferential arrangement that has the practical effect of creating a security interest, in respect of such asset. For the purposes of this Agreement, the Borrower or any Subsidiary shall be deemed to own subject to a Lien any asset which it has acquired or holds subject to the interest of a vendor or lessor under any conditional sale agreement, capital lease or other title retention agreement relating to such asset.

      "Loan" means a Base Rate Loan, a Euro-Dollar Loan or a Money Market Loan and "Loans" means Base Rate Loans, Euro-Dollar Loans or Money Market Loans or any combination of the foregoing.

      "London Interbank Offered Rate" has the meaning set forth in subsection 2.07(b).

      "Material Adverse Effect" means any material adverse effect on
(i) the business, financial condition or results of operations of the Borrower and its Consolidated Subsidiaries, considered as a whole,
(ii) the ability of the Borrower to perform its obligations under the terms of this Agreement and the Notes or (iii) the rights and obligations of the Agent and the Banks under this Agreement and the Notes.

      "Material Debt" means Debt (other than (i) the Notes and (ii) Debt owing to the Borrower or to a wholly-owned Subsidiary of the Borrower) of the Borrower and/or one or more of its Subsidiaries, arising in one or more related or unrelated transactions, in an aggregate principal or face amount exceeding $10,000,000.

      "Material Financial Obligations" means a principal or face amount of Debt and/or payment or collateralization obligations in respect of Derivatives Obligations (other than (i) the Notes and (ii) Debt or other obligations owing to the Borrower or to a wholly-owned Subsidiary of the Borrower) of the Borrower and/or one or more of its Subsidiaries, arising in one or more related or unrelated transactions, exceeding in the aggregate $25,000,000. For purposes of determining Material Financial Obligations at any time, the "principal or face amount" of the obligations of the Borrower or any Subsidiary in respect of any Derivative Obligations at such time shall be the maximum aggregate amount (giving effect to any netting agreements) that the Borrower or such Subsidiary would be required to pay if such Derivative Obligations were terminated at such time.

      "Material Plan" means at any time a Plan or Plans having aggregate Unfunded Liabilities in excess of $10,000,000.

      "Money Market Absolute Rate" has the meaning set forth in subsection 2.03(d)(ii)(D)

      "Money Market Absolute Rate Loan" means a loan to be made by a Bank pursuant to an Absolute Rate Auction.

      "Money Market Lending Office" means, as to each Bank, its Domestic Lending Office or such other office, branch or affiliate of such Bank as it may hereafter designate as its Money Market Lending Office by notice to the Borrower and the Agent, provided that any Bank may from time to time by notice to the Borrower and the Agent designate separate Money Market Lending Offices for its Money Market LIBOR Loans, on the one hand, and its Money Market Absolute Rate Loans, on the other hand, in which case all references herein to the Money Market Lending Office of such Bank shall be deemed to refer to either or both of such offices, as the context may require.

      "Money Market LIBOR Loan" means a loan to be made by a Bank pursuant to a LIBOR Auction (including such a loan bearing interest at the Base Rate pursuant to Section ).

      "Money Market Loan" means a Money Market LIBOR Loan or a Money Market Absolute Rate Loan.

      "Money Market Margin" has the meaning set forth in subsection 2.03(d)(ii)(C).

      "Money Market Quote" means an offer by a Bank to make a Money Market Loan in accordance with Section 2.03.

      "Moody's" means Moody's Investors Service, Inc.

      "Multiemployer Plan" means at any time an employee pension benefit plan within the meaning of Section 4001(a)(3) of ERISA to which any member of the ERISA Group is then making or accruing an obligation to make contributions or has within the preceding five plan years made contributions, including for these purposes any Person which ceased to be a member of the ERISA Group during such five year period.

      "Notes" means promissory notes of the Borrower, substantially in the form of Exhibit A hereto, evidencing the obligation of the Borrower to repay the Loans, and "Note" means any one of such promissory notes issued hereunder.

      "Notice of Borrowing" means a Notice of Committed Borrowing (as defined in Section 2.02) or a Notice of Money Market Borrowing (as defined in subsection 2.03(f)).

      "Notice of Interest Rate Election" has the meaning set forth in
Section 2.10.

      "Notice of Issuance" has the meaning set forth in subsection
2.17(b).

      "Ordinary Voting Stock" means common stock or other voting securities of the Borrower (other than the Special Voting Preferred Stock).

      "Parent" means, with respect to any Bank, any Person controlling such Bank.

      "Participant" has the meaning set forth in subsection .

      "Payment Office" means the office or account of the Agent at or to which payments hereunder are to be made, which shall be the office of the Agent referred to in Section .

      "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

      "Person" means an individual, a corporation, a limited liability company, a partnership, an association, a trust or any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

      "Plan" means at any time an employee pension benefit plan (other than a Multiemployer Plan) which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Internal Revenue Code and either (i) is maintained, or contributed to, by any member of the ERISA Group for employees of any member of the ERISA Group or (ii) has at any time within the preceding five years been maintained, or contributed to, by any Person which was at such time a member of the ERISA Group for employees of any Person which was at such time a member of the ERISA Group.

      "Pricing Schedule" means (i) Pricing Schedule A attached hereto, unless and until the Borrower shall have elected that Pricing Schedule B attached hereto be the Pricing Schedule, such election to be effected by the giving by the Borrower of not less than five Domestic Business Days' notice to the Agent of the effective date of such election, and (ii) on and after the effective date of such election, Pricing Schedule B attached hereto. Such election, if made, shall be irrevocable.

      "Prime Rate" means the rate of interest publicly announced by Bank of America, N.A. in Charlotte, North Carolina from time to time as its Prime Rate.

      "Quarterly Date" means each March 31, June 30, September 30 and
December 31.

      "Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System, as in effect from time to time.

      "Required Banks" means at any time Banks having more than 50% of the aggregate amount of the Commitments or, if the Commitments shall have been terminated, holding Notes evidencing more than 50% of the aggregate unpaid principal amount of the Loans.

      "Restricted Payment" means (a) any dividend or other distribution on any shares of the Borrower's capital stock (except dividends payable solely in shares of its capital stock or rights to receive shares of its capital stock) or (b) any payment on account of the purchase, redemption, retirement or acquisition of (i) any shares of the Borrower's capital stock or (ii) any option, warrant or other right to acquire shares of the Borrower's capital stock (but not including payments of principal, premium (if any) or interest made pursuant to the terms of convertible debt securities prior to conversion).

      "Revolving Credit Period" means the period from and including the Effective Date to but not including the Termination Date.

      "S&P" means Standard & Poor's Rating Services.

      "Subsidiary" means, as to any Person, any corporation or other entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions are at the time directly or indirectly owned by such Person; unless otherwise specified, the term "Subsidiary" means a Subsidiary of the Borrower.

      "Termination Date" means July 24, 2001, or, if such day is not a Euro-Dollar Business Day, the next preceding Euro-Dollar Business Day.

      "Trip.com Acquisition" means the acquisition of Trip.com, Inc. by the Borrower pursuant to the Merger Agreement dated as of February 7, 2000 among the Borrower, Galileo Acquisition Co. and Trip.com, Inc.

      "Unfunded Liabilities" means, with respect to any Plan at any time, the amount (if any) by which (i) the value of all benefit liabilities under such Plan, determined on a plan termination basis using the assumptions prescribed by the PBGC for purposes of Section 4044 of ERISA, exceeds (ii) the fair market value of all Plan assets allocable to such liabilities under Title IV of ERISA (excluding any accrued but unpaid contributions), all determined as of the then most recent valuation date for such Plan, but only to the extent that such excess represents a potential liability of a member of the ERISA Group to the PBGC or any other Person under Title IV of ERISA.

      "United States" means the United States of America, including the States and the District of Columbia, but excluding its territories and possessions.

      "Utilization Fee Rate" means a rate per annum determined in accordance with the Pricing Schedule.

A. Section . Accounting Terms and Determinations. Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all accounting determinations hereunder shall be made, and all financial statements required to be delivered hereunder shall be prepared in accordance with generally accepted accounting principles as in effect from time to time, applied on a basis consistent (except for changes concurred to by the Borrower's independent public accountants) with the most recent audited consolidated financial statements of the Borrower and its Consolidated Subsidiaries delivered to the Banks, provided that, if the Borrower notifies the Agent that the Borrower wishes to amend any covenant in Article to eliminate the effect of any change in generally accepted accounting principles on the operation of such covenant (or if the Agent notifies the Borrower that the Required Banks wish to amend Article for such purpose), then the Borrower's compliance with such covenant shall be determined on the basis of generally accepted accounting principles in effect immediately before the relevant change in generally accepted accounting principles became effective, until either such notice is withdrawn or such covenant is amended in a manner satisfactory to the Borrower and the Required Banks.

B. Section . Types of Borrowings. The term "Borrowing" denotes the aggregation of Loans of one or more Banks to be made to the Borrower pursuant to Article on the same date, all of which Loans are of the same type (subject to Article ) and, except in the case of Base Rate Loans, have the same initial Interest Period. Borrowings are classified for purposes of this Agreement either by reference to the pricing of Loans comprising such Borrowing (e.g., a "Fixed Rate Borrowing" is a Euro-Dollar Borrowing or a Money Market Borrowing (excluding any such Borrowing consisting of Money Market LIBOR Loans bearing interest at the Base Rate pursuant to Section ), and a "Euro-Dollar Borrowing" is a Borrowing comprised of Euro-Dollar Loans) or by reference to the provisions of Article under which participation therein is determined (i.e., a "Committed Borrowing" is a Borrowing under Section in which all Banks participate in proportion to their Commitments, while a "Money Market Borrowing" is a Borrowing under Section 2.03 in which the Bank participants are determined on the basis of their bids in accordance therewith).



I.                                 ARTICLE

                              The Credits

A. Section . Commitments to Lend. During the Revolving Credit Period, each Bank severally agrees, on the terms and conditions set forth in this Agreement, to make loans to the Borrower pursuant to this Section from time to time in amounts such that the aggregate principal amount of Committed Loans by such Bank and Letter of Credit Liabilities of such Bank at any one time outstanding shall not exceed the amount of its Commitment. Each Borrowing under this Section shall be in Dollars and be in an aggregate principal amount of $5,000,000 or any larger multiple of $1,000,000 (except that any such Borrowing may be in the aggregate amount available in accordance with Section ) and shall be made from the several Banks ratably in proportion to their respective Commitments. Within the foregoing limits, the Borrower may borrow under this Section, prepay Loans to the extent permitted by
Section 2.12 and reborrow at any time during the Revolving Credit Period under this Section.

B. Section . Notice of Committed Borrowing. The Borrower shall give the Agent notice (a "Notice of Committed Borrowing") not later than 10:30 A.M. (New York City time) on (x) the date of each Base Rate Borrowing and (y) the third Euro-Dollar Business Day before each Euro-Dollar Borrowing, specifying:

                  the date of such Borrowing, which shall be a
Domestic Business Day in the case of a Base Rate Borrowing or a Euro-Dollar Business Day in the case of a Euro-Dollar Borrowing;
                  the aggregate amount of such Borrowing;
                  whether the Loans comprising such Borrowing are to bear interest initially at the Base Rate or a Euro-Dollar Rate; and
                  in the case of a Euro-Dollar Borrowing, the duration of the initial Interest Period applicable thereto, subject to the provisions of the definition of Interest Period.
1.    Section .  Money Market Borrowings.                     The
Money Market Option. In addition to Committed Borrowings pursuant to Section , the Borrower may, as set forth in this Section, request the Banks during the Revolving Credit Period to make offers to make Money Market Loans to the Borrower in Dollars. The Banks may, but shall have no obligation to, make such offers and the Borrower may, but shall have no obligation to, accept any such offers in the manner set forth in this Section.

                  Money Market Quote Request. When the Borrower wishes to request offers to make Money Market Loans under this Section, it shall transmit to the Agent by facsimile transmission a Money Market Quote Request substantially in the form of Exhibit B hereto so as to be received not later than 10:30 A.M. (New York City time) on (x) the fifth Euro-Dollar Business Day prior to the date of Borrowing proposed therein, in the case of a LIBOR Auction or (y) the Domestic Business Day next preceding the date of Borrowing proposed therein, in the case of an Absolute Rate Auction (or, in either case, such other time or date as the Borrower and the Agent shall have mutually agreed and shall have notified to the Banks not later than the date of the Money Market Quote Request for the first LIBOR Auction or Absolute Rate Auction for which such change is to be effective) specifying:
                  the proposed date of Borrowing, which shall be a Euro-Dollar Business Day in the case of a LIBOR Auction or a Domestic Business Day in the case of an Absolute Rate Auction, the aggregate amount of such Borrowing, which shall be $5,000,000 or a larger multiple of $1,000,000, the duration of the Interest Period applicable thereto, subject to the provisions of the definition of the term "Interest Period", and whether the Money Market Quotes requested are to set forth a Money Market Margin or a Money Market Absolute Rate.
The Borrower may request offers to make Money Market Loans for more than one Interest Period in a single Money Market Quote Request. No Money Market Quote Request shall be given within five Euro-Dollar Business Days (or such other number of days as the Borrower and the Agent may agree) of any other Money Market Quote Request.

                  Invitation for Money Market Quotes. Promptly upon receipt of a Money Market Quote Request, the Agent shall send to the Banks by facsimile transmission an Invitation for Money Market Quotes substantially in the form of Exhibit C hereto, which shall constitute an invitation by the Borrower to each Bank to submit Money Market Quotes offering to make the Money Market Loans to which such Money Market Quote Request relates in accordance with this Section.
                  Submission and Contents of Money Market Quotes.
Each Bank may submit a Money Market Quote containing an offer or offers to make Money Market Loans in response to any Invitation for Money Market Quotes. Each Money Market Quote must comply with the requirements of this subsection (d) and must be submitted to the Agent by facsimile transmission at its offices specified in or pursuant to Section not later than (x) 2:00 P.M. (New York City time) on the fourth Euro-Dollar Business Day prior to the proposed date of Borrowing, in the case of a LIBOR Auction, or (y) 9:30 A.M. (New York City time) on the proposed date of Borrowing, in the case of an Absolute Rate Auction (or, in either case, such other time or date as the Borrower and the Agent shall have mutually agreed and shall have notified to the Banks not later than the date of the Money Market Quote Request for the first LIBOR Auction or Absolute Rate Auction for which such change is to be effective), provided that Money Market Quotes submitted by the Agent (or any affiliate of the Agent) in the capacity of a Bank may be submitted, and may only be submitted, if the Agent or such affiliate notifies the Borrower of the terms of the offer or offers contained therein not later than (x) one hour prior to the deadline for the other Banks, in the case of a LIBOR Auction or
(y) 15 minutes prior to the deadline for the other Banks, in the case of an Absolute Rate Auction. Subject to Articles and , any Money Market Quote so made shall be irrevocable except with the written consent of the Agent given on the instructions of the Borrower.
                  Each Money Market Quote shall be in substantially the form of Exhibit D hereto and shall in any case specify:
                  the proposed date of Borrowing;
                  the principal amount of the Money Market Loan for which each such offer is being made, which principal amount (w) may be greater than or less than the Commitment of the quoting Bank, (x) must be $5,000,000 or a larger multiple of $1,000,000, (y) may not exceed the principal amount of Money Market Loans for which offers were requested and (z) may be subject to an aggregate limitation as to the principal amount of Money Market Loans for which offers being made by such quoting Bank may be accepted;
                  in the case of a LIBOR Auction, the margin above or below the applicable London Interbank Offered Rate (the "Money Market Margin") offered for each such Money Market Loan, expressed as a percentage (specified to the nearest 1/10,000th of 1%) to be added to or subtracted from such base rate;
                  in the case of an Absolute Rate Auction, the rate of interest per annum (specified to the nearest 1/10,000th of 1%) (the "Money Market Absolute Rate") offered for each such Money Market Loan; and
                  the identity of the quoting Bank.
A Money Market Quote may set forth up to five separate offers by the quoting Bank with respect to each Interest Period specified in the related Invitation for Money Market Quotes.

                  Any Money Market Quote shall be disregarded if it:
                  is not substantially in conformity with Exhibit D hereto or does not specify all of the information required by subsection 2.03(d)(ii) above;
                  contains qualifying, conditional or similar language; proposes terms other than or in addition to those set forth in the applicable Invitation for Money Market Quotes; or
                  arrives after the time set forth in subsection
2.03(d)(i).
                  Notice to Borrower. The Agent shall promptly notify the Borrower of the terms (x) of any Money Market Quote submitted by a Bank that is in accordance with subsection 2.03(d) and (y) of any Money Market Quote that amends, modifies or is otherwise inconsistent with a previous Money Market Quote submitted by such Bank with respect to the same Money Market Quote Request. Any such subsequent Money Market Quote shall be disregarded by the Agent unless such subsequent Money Market Quote is submitted solely to correct a manifest error in such former Money Market Quote. The Agent's notice to the Borrower shall specify (A) the aggregate principal amount of Money Market Loans for which offers have been received for each Interest Period specified in the related Money Market Quote Request, (B) the respective principal amounts and Money Market Margins or Money Market Absolute Rates, as the case may be, so offered and (C) if applicable, limitations on the aggregate principal amount of Money Market Loans for which offers in any single Money Market Quote may be accepted.
                  Acceptance and Notice by Borrower. Not later than 10:30 A.M. (New York City time) on (x) the third Euro-Dollar Business Day prior to the proposed date of Borrowing, in the case of a LIBOR Auction or (y) the proposed date of Borrowing, in the case of an Absolute Rate Auction (or, in either case, such other time or date as the Borrower and the Agent shall have mutually agreed and shall have notified to the Banks not later than the date of the Money Market
Quote Request for the first LIBOR Auction or Absolute Rate Auction for which such change is to be effective), the Borrower shall notify the Agent of its acceptance or non-acceptance of the offers so notified to it pursuant to subsection 2.03(e). In the case of acceptance, such notice (a "Notice of Money Market Borrowing") shall specify the aggregate principal amount of offers for each Interest Period that are accepted. The Borrower may accept any Money Market Quote in whole or in part, provided that:
                  the aggregate principal amount of each Money Market Borrowing may not exceed the applicable amount set forth in the related Money Market Quote Request;
                   the principal amount of each Money Market Borrowing must be $5,000,000 or a larger multiple of $1,000,000;
                  acceptance of offers may only be made on the basis of ascending Money Market Margins or Money Market Absolute Rates, as the case may be; and
                  the Borrower may not accept any offer that is described in subsection 2.03(d)(iii) or that otherwise fails to comply in any material respect with the requirements of this Agreement.
                  Allocation by Agent. If offers are made by two or more Banks with the same Money Market Margins or Money Market Absolute Rates, as the case may be, for a greater aggregate principal amount than the amount in respect of which such offers are accepted for the related Interest Period, the principal amount of Money Market Loans in respect of which such offers are accepted shall be allocated by the Agent among such Banks as nearly as possible (in multiples of $1,000,000, as the Agent may deem appropriate) in proportion to the aggregate principal amounts of such offers. Determinations by the Agent of the amounts of Money Market Loans shall be conclusive in the absence of manifest error.
1.    Section .  Notice to Banks; Funding of Loans.
Upon receipt of a Notice of Borrowing, the Agent shall promptly notify each Bank of the contents thereof and of such Bank's share (if any) of such Borrowing and such Notice of Borrowing shall not thereafter be revocable by the Borrower.

                  Not later than 12:00 Noon (New York City time) on the date of each Borrowing, each Bank participating therein shall make available its share of such Borrowing, in Federal or other immediately available funds, to the Agent at the Payment Office. Unless the Agent determines that any applicable condition specified in Article has not been satisfied, the Agent will make the funds so received from the Banks available to the Borrower at the Payment Office.
                  Unless the Agent shall have received notice from a Bank prior to the date of any Borrowing that such Bank will not make available to the Agent such Bank's share of such Borrowing, the Agent may assume that such Bank has made such share available to the Agent on the date of such Borrowing in accordance with subsection 2.04(b) and the Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that such Bank shall not have so made such share available to the Agent, such Bank and the Borrower severally agree to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Agent, at the Federal Funds Rate. If such Bank shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Bank's Loan included in such Borrowing for purposes of this Agreement.

1.    Section .  Notes.                    The Loans of each Bank
shall be evidenced by a single Note payable to the order of such Bank for the account of its Applicable Lending Office in an amount equal to the aggregate unpaid principal amount of such Bank's Loans.

                  Each Bank may, by notice to the Borrower and the Agent, request that its Loans of a particular type be evidenced by a separate Note in an amount equal to the aggregate unpaid principal amount of such Loans. Each such Note shall be in substantially the form of Exhibit A hereto with appropriate modifications to reflect the fact that it evidences solely Loans of the relevant type. Each reference in this Agreement to the "Note" of such Bank shall be deemed to refer to and include any or all of such Notes, as the context may require.
                   Upon receipt of each Bank's Note pursuant to
subsection , the Agent shall forward such Note to such Bank. Each Bank shall record the date, amount and type of each Loan made by it and the date and amount of each payment of principal made by the Borrower with respect thereto, and may, if such Bank so elects in connection with any transfer or enforcement of its Note, endorse on the schedule forming a part thereof appropriate notations to evidence the foregoing information with respect to each such Loan then outstanding, provided that the failure of any Bank to make any such recordation or endorsement shall not affect the obligations of the Borrower hereunder or under the Notes. Each Bank is hereby irrevocably authorized by the Borrower to so endorse its Note and to attach to and make a part of its Note a continuation of any such schedule as and when required.
1.    Section .  Maturity of Loans.                    Each Committed
Loan shall mature, and the principal amount thereof shall be due and payable, together with accrued interest thereon, on the Termination Date.

                  Each Money Market Loan included in any Money Market Borrowing shall mature, and the principal amount thereof shall be due and payable, together with accrued interest thereon, on the last day of the Interest Period applicable to such Borrowing.
1.    Section .  Interest Rates.                 Each Base Rate Loan
shall bear interest on the outstanding principal amount thereof, for each day from and including the date such Loan is made to but excluding the date on which such Loan becomes due, at a rate per annum equal to the Base Rate for such day. Such interest shall be payable quarterly in arrears on each Quarterly Date and, with respect to the principal amount of any Base Rate Loan converted to a Euro-Dollar Loan, on each date a Base Rate Loan is so converted. Any overdue principal of or interest on any Base Rate Loan shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the sum of 2% plus the rate otherwise applicable to Base Rate Loans for such day.

                  Each Euro-Dollar Loan shall bear interest on the outstanding principal amount thereof, for each day during each Interest Period applicable thereto, at a rate per annum equal to the sum of the Euro-Dollar Margin for such day plus the London Interbank Offered Rate applicable to such Interest Period. Such interest shall be payable for each Interest Period on the last day thereof and, if such Interest Period is longer than three months, at intervals of three months after the first day thereof.
      The "London Interbank Offered Rate" applicable to any Interest
Period means

      (i) the rate per annum (carried out to the fifth decimal place) equal to the rate determined by the Agent to be the offered rate that appears on the page of the Telerate Screen that displays an average British Bankers Association Interest Settlement Rate for deposits in Dollars (for delivery on the first day of such Interest Period) with a term equivalent to such Interest Period, determined as of approximately 11:00 a.m. (London time) two Euro-Dollar Business Days prior to the first day of such Interest Period, or

      (ii) If the rate referenced in the preceding subsection (i) does not appear on such page or service or such page or service shall cease to be available, the rate per annum (carried out to the fifth decimal place) equal to the rate determined by the Agent to be the offered rate on such other page or other service that displays an average British Bankers Association Interest Settlement Rate for deposits in Dollars (for delivery on the first day of such Interest Period) with a term equivalent to such Interest Period, determined as of approximately 11:00 a.m. (London time) two Euro-Dollar Business Days prior to the first day of such Interest Period, or

      (iii) If the rates referenced in the preceding subsections (i) and (ii) are not available, the rate per annum determined by the Agent as the rate of interest at which Dollar deposits (for delivery on the first day of such Interest Period) in same day funds in the approximate amount of the applicable Euro-Dollar Loan of Bank of America, N.A. (or, in the case of a Money Market LIBOR Borrowing in which Bank of America, N.A. is not participating, the approximate amount of the largest loan of any Lender included in such Borrowing) and with a term equivalent to such Interest Period would be offered by the London Branch of Bank of America, N.A. to major banks in the offshore Dollar market at their request at approximately 11:00 a.m. (London time) two Euro-Dollar Business Days prior to the first day of such Interest Period.

                  Any overdue principal of or, to the extent permitted by applicable law, interest on any Euro-Dollar Loan shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the higher of the sum of 2% plus the Euro-Dollar Margin for such day plus the quotient obtained (rounded upward, if necessary, to the next higher 1/100 of 1%) by dividing (x) the rate per annum at which one day (or, if such amount due remains unpaid more than three Euro-Dollar Business Days, then for such other period of time not longer than three months as the Agent may select) deposits in Dollars in an amount reasonably selected by the Agent are offered to Bank of America, N.A. in the London interbank market for the applicable period determined as provided above by (y) 1.00 minus the Euro-Dollar Reserve Percentage (or, if the circumstances described in clause or shall exist, at a rate per annum equal to the sum of 2% plus the rate applicable to Base Rate Loans for such day) and the sum of 2% plus the Euro-Dollar Margin for such day plus the London Interbank Offered Rate applicable to such Loan at the date such payment was due.
                  Subject to Section , each Money Market LIBOR Loan shall bear interest on the outstanding principal amount thereof, for the Interest Period applicable thereto, at a rate per annum equal to the sum of the London Interbank Offered Rate for such Interest Period (determined in accordance with subsection 2.07(b) as if the related Money Market LIBOR Borrowing were a Committed Euro-Dollar Borrowing, plus (or minus) the Money Market Margin quoted by the Bank making such Loan in accordance with Section 2.03. Each Money Market Absolute Rate Loan shall bear interest on the outstanding principal amount thereof, for the Interest Period applicable thereto, at a rate per annum equal to the Money Market Absolute Rate quoted by the Bank making such Loan in accordance with Section 2.03. Such interest shall be payable for each Interest Period on the last day thereof and, if such Interest Period is longer than three months, at intervals of three months after the first day thereof. Any overdue principal of or interest on any Money Market Loan shall bear interest, payable on demand, for each day until paid, at a rate per annum equal to the sum of 2% plus the Base Rate for such day.
                  The Agent shall determine each interest rate
applicable to the Loans hereunder. The Agent shall give prompt notice to the Borrower and the participating Banks of each rate of interest so determined, and its determination thereof shall be conclusive in the absence of manifest error.
1.    Section .  Fees.                     The Borrower shall pay to
the Agent for the account of the Banks ratably a facility fee at the Facility Fee Rate (determined daily in accordance with the Pricing Schedule). Such facility fee shall accrue from and including the Effective Date to but excluding the date of termination of the Commitments in their entirety, on the daily aggregate amount of the Commitments (whether used or unused) and from and including such date of termination to but excluding the date the Loans and Letter of Credit Liabilities shall be repaid in their entirety, on the daily aggregate outstanding principal amount of the Loans and Letter of Credit Liabilities.

                  The Borrower shall pay to the Agent for the account of the Banks ratably a letter of credit fee accruing daily on the aggregate amount then available for drawing under all Letters of Credit at the Letter of Credit Fee Rate (determined daily in accordance with the Pricing Schedule) and for the account of each Issuing Bank a letter of credit fronting fee accruing daily on the aggregate amount then available for drawing under all Letters of Credit issued by such Issuing Bank at a rate per annum mutually agreed from time to time by the Borrower and such Issuing Bank.
                  For any date on which (i) Pricing Schedule B is the Pricing Schedule and (ii) the aggregate outstanding amount of all Loans plus the aggregate amount of all Letter of Credit Liabilities (the "Total Outstandings") exceeds 50% of the aggregate amount of the Commitments, the Borrower shall pay to the Agent for the account of the Banks ratably a utilization fee at the Utilization Fee Rate (determined daily in accordance with the Pricing Schedule) on the Total Outstandings. Such utilization fee shall accrue, whenever applicable, from and including the Effective Date to but excluding the date the Loans and Letter of Credit Liabilities shall be repaid in their entirety.
                  Accrued fees under this Section shall be payable quarterly in arrears on each Quarterly Date and on the date of termination of the Commitments in their entirety (and, if later, the date the Loans and Letter of Credit Liabilities shall be repaid in their entirety).
A. Section . Optional Termination or Reduction of Commitments. During the Revolving Credit Period, the Borrower may, upon at least three Domestic Business Days' notice to the Agent, (i) terminate the Commitments at any time, if no Loans or Letter of Credit Liabilities are outstanding at such time or (ii) ratably reduce from time to time by an aggregate amount of $10,000,000 or a larger multiple of $1,000,000, the aggregate amount of the Commitments in excess of the aggregate outstanding principal amount of the Loans and Letter of Credit Liabilities.

1.    Section .  Method of Electing Interest Rates.                The
Loans included in each Committed Borrowing shall bear interest initially at the type of rate specified by the Borrower in the applicable Notice of Committed Borrowing. Thereafter, the Borrower may from time to time elect to change or continue the type of interest rate borne by each Group of Loans (subject in each case to the provisions of Article and the last sentence of this subsection (a)), as follows:

                  if such Loans are Base Rate Loans, the Borrower may elect to convert such Loans to Euro-Dollar Loans as of any Euro-Dollar Business Day;
                  if such Loans are Euro-Dollar Loans, the Borrower may elect to convert such Loans to Base Rate Loans or elect to continue such Loans as Euro-Dollar Loans for an additional Interest Period, subject to Section 2.14 in the case of any such conversion or continuation effective on any day other than the last day of the then current Interest Period applicable to such Loans.
Each such election shall be made by delivering a notice (a "Notice of Interest Rate Election") to the Agent not later than 10:30 A.M. (New York City time) on the third Euro-Dollar Business Day before the conversion or continuation selected in such notice is to be effective. A Notice of Interest Rate Election may, if it so specifies, apply to only a portion of the aggregate principal amount of the relevant Group of Loans, provided that (i) such portion is allocated ratably among the Loans comprising such Group and (ii) the portion to which such Notice applies, and the remaining portion to which it does not apply, are each $5,000,000 or any larger multiple of $1,000,000.

                  Each Notice of Interest Rate Election shall specify: the Group of Loans (or portion thereof) to which such notice applies;
                  the date on which the conversion or continuation selected in such notice is to be effective, which shall comply with the applicable clause of subsection 2.10(a) above;
                  if the Loans comprising such Group are to be converted, the new type of Loans and, if the Loans being converted are to be Fixed Rate Loans, the duration of the next succeeding Interest Period applicable thereto; and
                  if such Loans are to be continued as Euro-Dollar Loans for an additional Interest Period, the duration of such additional Interest Period.
Each Interest Period specified in a Notice of Interest Rate Election shall comply with the provisions of the definition of the term "Interest Period".

                  Upon receipt of a Notice of Interest Rate Election from the Borrower pursuant to subsection 2.10(a) above, the Agent shall promptly notify each Bank of the contents thereof and such notice shall not thereafter be revocable by the Borrower. If no Notice of Interest Rate Election is timely received prior to the end of an Interest Period for any Group of Loans, the Borrower shall be deemed to have elected that such Group of Loans be converted to Base Rate Loans as of the last day of such Interest Period.
                  An election by the Borrower to change or continue the rate of interest applicable to any Group of Loans pursuant to this Section shall not constitute a "Borrowing" subject to the provisions of Section .
A. Section . Mandatory Termination of Commitments. The Commitments shall terminate on the Termination Date and any Loans then outstanding (together with accrued interest thereon) shall be due and payable on such date.

1.    Section .  Optional Prepayments.                 Subject in the
case of any Fixed Rate Loan to Section 2.14, the Borrower may, upon at least one Domestic Business Day's notice to the Agent, prepay any Group of Base Rate Loans (or any Money Market Borrowing bearing interest at the Base Rate pursuant to Section ) or upon at least three Euro-Dollar Business Days' notice to the Agent, prepay any Group of Euro-Dollar Loans, in each case in whole at any time, or from time to time in part in amounts aggregating $5,000,000 or any larger multiple of $1,000,000, by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment. Each such optional prepayment shall be applied to prepay ratably the Loans of the several Banks included in such Group (or Borrowing).

                  Except as provided in subsection 2.12(a) above, the Borrower may not prepay all or any portion of the principal amount of any Money Market Loan prior to the maturity thereof.
                  Upon receipt of a notice of prepayment pursuant to this Section, the Agent shall promptly notify each Bank of the contents thereof and of such Bank's ratable share (if any) of such prepayment and such notice shall not thereafter be revocable by the Borrower.
1.    Section .  General Provisions as to Payments.                The
Borrower shall make each payment of principal of, and interest on, the Loans and of fees hereunder, not later than 12:00 Noon (New York City time) on the date when due, in Federal or other immediately available funds, to the Agent at the Payment Office. The Agent will promptly distribute to each Bank its ratable share of each such payment received by the Agent for the account of the Banks. Whenever any payment of principal of, or interest on, the Base Rate Loans or of fees shall be due on a day which is not a Domestic Business Day, the date for payment thereof shall be extended to the next succeeding Domestic Business Day. Whenever any payment of principal of, or interest on, the Euro-Dollar Loans shall be due on a day which is not a Euro-Dollar Business Day, the date for payment thereof shall be extended to the next succeeding Euro-Dollar Business Day unless such Euro-Dollar Business Day falls in another calendar month, in which case the date for payment thereof shall be the next preceding Euro-Dollar Business Day. Whenever any payment of principal of, or interest on, the Money Market Loans shall be due on a day which is not a Euro-Dollar Business Day, the date for payment thereof shall be extended to the next succeeding Euro-Dollar Business Day. If the date for any payment of principal is extended by operation of law or otherwise, interest thereon shall be payable for such extended time.

                  Unless the Agent shall have received notice from the Borrower prior to the date on which any payment is due to the Banks hereunder that the Borrower will not make such payment in full, the Agent may assume that the Borrower has made such payment in full to the Agent on such date and the Agent may, in reliance upon such assumption, cause to be distributed to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent that the Borrower shall not have so made such payment, each Bank shall repay to the Agent forthwith on demand such amount distributed to such Bank together with interest thereon, for each day from the date such amount is distributed to such Bank until the date such Bank repays such amount to the Agent, at the Federal Funds Rate.
A. Section . Funding Losses. If the Borrower makes any payment of principal with respect to any Fixed Rate Loan or any Fixed Rate Loan is converted (pursuant to Article , or or otherwise) on any day other than the last day of an Interest Period applicable thereto, or the last day of an applicable period fixed pursuant to subsection 2.07(c), or if the Borrower fails to borrow, prepay, convert or continue any Fixed Rate Loans after notice has been given to any Bank in accordance with Section 2.04, subsection 2.10(c) or 2.12(c), the Borrower shall reimburse each Bank within 15 Domestic Business Days after demand for any resulting loss or expense incurred by it (or by an existing or prospective Participant in the related Loan), including (without limitation) any loss incurred in obtaining, liquidating or employing deposits from third parties, but excluding loss of margin for the period after any such payment or conversion or failure to borrow, prepay, convert or continue, provided that such Bank shall have delivered to the Borrower and the Agent a certificate as to the amount of such loss or expense, which certificate shall set forth the method of determining such loss or expense in reasonable detail and shall be conclusive in the absence of manifest error.

B. Section . Computation of Interest and Fees. Interest based on the Prime Rate hereunder shall be computed on the basis of a year of 365 days (or 366 days in a leap year) and paid for the actual number of days elapsed (including the first day but excluding the last day). All other interest and fees shall be computed on the basis of a year of 360 days and paid for the actual number of days elapsed (including the first day but excluding the last day).

C. Section . Regulation D Compensation. Each Bank may require the Borrower to pay, contemporaneously with each payment of interest on the Euro-Dollar Loans, additional interest on the related Euro-Dollar Loan of such Bank at a rate per annum determined by such Bank up to but not exceeding the excess of (i) (A) the applicable London Interbank Offered Rate divided by (B) one minus the Euro-Dollar Reserve Percentage over (ii) the applicable London Interbank Offered Rate. Any Bank wishing to require payment of such additional interest
(x) shall so notify the Borrower and the Agent, in which case such additional interest on the Euro-Dollar Loans of such Bank shall be payable to such Bank at the place indicated in such notice with respect to each Interest Period commencing at least three Euro-Dollar Business Days after the giving of such notice and (y) shall notify the Borrower at least five Euro-Dollar Business Days prior to each date on which interest is payable on the Euro-Dollar Loans of the amount then due it under this Section.

1.    Section .  Letters of Credit.                    Subject to the
terms and conditions hereof, each Issuing Bank agrees to issue Letters of Credit hereunder denominated in Dollars from time to time before the fifth Domestic Business Day prior to the Termination Date upon the request of the Borrower; provided that, immediately after each Letter of Credit is issued, the aggregate amount of the Letter of Credit Liabilities shall not exceed $20,000,000 and the aggregate amount of the Letter of Credit Liabilities plus the aggregate outstanding amount of all Loans shall not exceed the aggregate amount of the Commitments. Upon the date of issuance by an Issuing Bank of a Letter of Credit, the Issuing Bank shall be deemed, without further action by any party hereto, to have sold to each Bank, and each Bank shall be deemed, without further action by any party hereto, to have purchased from the Issuing Bank, a participation in such Letter of Credit and the related Letter of Credit Liabilities in the proportion their respective Commitments bear to the aggregate Commitments.

                  The Borrower shall give the Issuing Bank notice at least three Domestic Business Days prior to the requested issuance of a Letter of Credit (or such lesser notice period as shall be acceptable to the Issuing Bank) specifying the date such Letter of Credit is to be issued, and describing the terms of such Letter of Credit and the nature of the transactions to be supported thereby (such notice, including any such notice given in connection with the extension of a Letter of Credit, a "Notice of Issuance"). Upon receipt of a Notice of Issuance, the Issuing Bank shall promptly notify the Agent, and the Agent shall promptly notify each Bank of the contents thereof and of the amount of such Bank's participation in such Letter of Credit. The issuance by the Issuing Bank of each Letter of Credit shall, in addition to the conditions precedent set forth in Article 3, be subject to the conditions precedent that such Letter of Credit shall be in such form and contain such terms as shall be reasonably satisfactory to the Issuing Bank and that the Borrower shall have executed and delivered such other instruments and agreements relating to such Letter of Credit as the Issuing Bank shall have reasonably requested. The Borrower shall also pay to the Issuing Bank for its own account issuance, drawing, amendment and extension charges in the amounts and at the times as agreed between the Borrower and the Issuing Bank. The extension or renewal of any Letter of Credit shall be deemed to be an issuance of such Letter of Credit, and if any Letter of Credit contains a provision pursuant to which it is deemed to be extended unless notice of termination is given by the Issuing Bank, the Issuing Bank shall timely give such notice of termination unless it has theretofore timely received a Notice of Issuance and the other conditions to issuance of a Letter of Credit have also theretofore been met with respect to such extension. No Letter of Credit shall have a term of more than two years, provided that a Letter of Credit may contain a provision pursuant to which it is deemed to be extended on an annual basis unless notice of termination is given by the Issuing Bank, and provided further that no Letter of Credit shall have a term extending or be so extendible beyond the date which is five Domestic Business Days prior to the Termination Date.
                  Upon receipt from the beneficiary of any Letter of Credit of any notice of a drawing under such Letter of Credit, the Issuing Bank shall notify the Agent and the Agent shall promptly notify the Borrower and each other Bank as to the amount to be paid as a result of such demand or drawing and the payment date. The Borrower shall be irrevocably and unconditionally obligated within three Domestic Business Days to reimburse the Issuing Bank for any amounts paid by the Issuing Bank upon any drawing under any Letter of Credit, without presentment, demand, protest or other formalities of any kind. All such amounts paid by the Issuing Bank and remaining unpaid by the Borrower shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the rate applicable to Base Rate Loans for such day plus, for each such day more than three Domestic Business Days after the related date of drawing, 2% per annum. In addition, each Bank will pay to the Agent, for the account of the Issuing Bank, immediately upon the Issuing Bank's demand at any time during the period commencing after such drawing until reimbursement therefor in full by the Borrower, an amount equal to such Bank's ratable share of such drawing (in proportion to its participation therein), together with interest on such amount for each day from the date of the Issuing Ban's demand for such payment (or, if such demand is made after 12:00 Noon (New York City time) on such date, from the next succeeding Domestic Business Day) to the date of payment by such Bank of such amount at the Federal Funds Rate. The Issuing Bank will pay to each Bank ratably all amounts received from the Borrower for application in payment of its reimbursement obligations in respect of any Letter of Credit, but only to the extent such Bank has made payment to the Issuing Bank in respect of such Letter of Credit pursuant hereto.
                  The obligations of the Borrower and each Bank under subsection 2.17(c) above shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Agreement, under all circumstances whatsoever, including, without limitation, the following circumstances:
                  any lack of validity or enforceability of this Agreement or any Letter of Credit or any document related hereto or thereto;
                  any amendment or waiver of or any consent to departure from all or any of the provisions of this Agreement or any Letter of Credit or any document related hereto or thereto;
                  the use which may be made of the Letter of Credit by, or any acts or omission of, a beneficiary of a Letter of Credit (or any Person for whom the beneficiary may be acting);
                  the existence of any claim, set-off, defense or other rights that the Borrower may have at any time against a beneficiary of a Letter of Credit (or any Person for whom the beneficiary may be acting), the Banks (including the Issuing Bank) or any other Person, whether in connection with this Agreement or any Letter of Credit or any document related hereto or thereto or any unrelated transaction;
                  any statement or any other document presented under a Letter of Credit proving to be forged, fraudulent or invalid in any respect or any statement therein being untrue or inaccurate in any respect whatsoever;
                  payment under a Letter of Credit against presentation to the Issuing Bank of a draft or certificate that does not comply with the terms of the Letter of Credit; or
                  any other act or omission to act or delay of any kind by any Bank (including the Issuing Bank), the Agent or any other Person or any other event or circumstance whatsoever that might, but for the provisions of this subsection (vii), constitute a legal or equitable discharge of the Borrower's or the Bank's obligations hereunder.
                  The Borrower hereby indemnifies and holds harmless each Bank (including each Issuing Bank) and the Agent from and against any and all claims, damages, losses, liabilities, costs or expenses which such Bank or the Agent may incur (including, without limitation, any claims, damages, losses, liabilities, costs or expenses which the Issuing Bank may incur by reason of or in connection with the failure of any other Bank to fulfill or comply with its obligations to such Issuing Bank hereunder (but nothing herein contained shall affect any rights the Borrower may have against such defaulting Bank)), and none of the Banks (including an Issuing Bank) nor the Agent nor any of their officers or directors or employees or agents shall be liable or responsible, by reason of or in connection with the execution and delivery or transfer of or payment or failure to pay under any Letter of Credit, including, without limitation, any of the circumstances enumerated in subsection 2.17(d) above, as well as any error, omission, interruption or delay in transmission or delivery of any messages, by mail, cable, telegraph or otherwise, any error in interpretation of technical terms, any loss or delay in the transmission of any document required in order to make a drawing under a Letter of Credit, any consequences arising from causes beyond the control of the Issuing Bank, including, without limitation, any government acts, or any other circumstances whatsoever in making or failing to make payment under such Letter of Credit, provided that the Borrower shall not be required to indemnify the Issuing Bank for any claims, damages, losses, liabilities, costs or expenses, and the Borrower shall have a claim for direct (but not consequential) damages, losses, liabilities, costs and expenses suffered by it, to the extent found by a court of competent jurisdiction to have been caused by (x) the willful misconduct or gross negligence of the Issuing Bank in determining whether a request presented under any Letter of Credit complied on its face with the terms of such Letter of Credit or (y) the Issuing Bank's failure to pay under any Letter of Credit after the presentation to it of a request strictly complying with the terms and conditions of the Letter of Credit. Nothing in this subsection (e) is intended to limit the obligations of the Borrower under any other provision of this Agreement. To the extent the Borrower does not indemnify an Issuing Bank as required by this subsection, the Banks agree to do so ratably in accordance with their Commitments.
I.                                 ARTICLE

                               Conditions

      The obligation of any Bank to make a Loan on the occasion of any Borrowing or of an Issuing Bank to issue a Letter of Credit upon request therefor is subject to the satisfaction of the following conditions:

A. Section . First Borrowing or Issuance. In the case of the first Borrowing or issuance of a Letter of Credit, receipt by the Agent of (i) evidence, satisfactory to the Agent, that the Trip.com Acquisition has been (or within one business day will be) completed in accordance with all applicable legal and regulatory requirements; and
(ii) the following documents, each dated the Closing Date unless otherwise indicated:

                  a duly executed Note for the account of each Bank dated on or before the Closing Date complying with the provisions of Section ;
                  an opinion of Anthony C. Swanagan, Senior Vice President, General Counsel and Secretary of the Borrower, substantially in the form of Exhibit E hereto and covering such additional matters relating to the transactions contemplated hereby as the Required Banks may reasonably request;
                  all documents the Agent may reasonably request relating to the existence of the Borrower, the authority for and the validity of this Agreement and the Notes, and any other matters relevant hereto, all in form and substance satisfactory to the Agent.
A. Section . Each Borrowing and Issuance. In the case of each Borrowing or issuance of a Letter of Credit (including the first such event):

                  receipt by the Agent of a Notice of Borrowing as required by Section 2.02 or 2.03 or a Notice of Issuance as required by Section 2.17, as the case may be;
                  the fact that, immediately after such Borrowing, the sum of the aggregate principal amount of the outstanding Loans and the aggregate Letter of Credit Liabilities will not exceed the aggregate amount of the Commitments;
                  the fact that, immediately before and after such Borrowing or issuance, no Default shall have occurred and be continuing; and
                  the fact that the representations and warranties of the Borrower contained in this Agreement (except subsection ) shall be true and correct on and as of the date of such Borrowing or issuance. Each Borrowing and issuance of a Letter of Credit hereunder shall be deemed to be a representation and warranty by the Borrower on the date thereof as to the facts specified in subsections , 3.02(c) and 3.02(d).

I.                                 ARTICLE

                     Representations and Warranties

      The Borrower represents and warrants that:

A. Section . Corporate Existence and Power. The Borrower is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware, and has all corporate powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted.

B. Section . Corporate and Governmental Authorization; No Contravention. The execution, delivery and performance by the Borrower of this Agreement and the Notes are within the Borrower's corporate powers, have been duly authorized by all necessary corporate action, require no action by or in respect of, or filing with, any governmental body, agency or official (except such filings by the Borrower as may be required by the reporting requirements of the Securities Exchange Act of 1934, as amended) and do not contravene, or constitute a default under, any provision of applicable law or regulation or of the certificate of incorporation or by-laws of the Borrower or of any agreement, judgment, injunction, order, decree or other instrument binding upon the Borrower or any of its Subsidiaries or result in the creation or imposition of any Lien on any asset of the Borrower or any of its Subsidiaries.

C. Section . Binding Effect. This Agreement constitutes a valid and binding agreement of the Borrower and each Note, when executed and delivered in accordance with this Agreement, will constitute a valid and binding obligation of the Borrower, in each case enforceable in accordance with its terms except as the same may be limited by bankruptcy, insolvency, fraudulent transfer or similar laws affecting creditors' rights generally and by general principles of equity.

1.    Section .  Financial Information.                The
consolidated balance sheet of the Borrower and its Consolidated Subsidiaries as of December 31, 1998 and the related consolidated statements of income and cash flows for the fiscal year then ended, reported on by KPMG Peat Marwick LLP, copies of which have been delivered to each of the Banks, fairly present, in conformity with generally accepted accounting principles, the consolidated financial position of the Borrower and its Consolidated Subsidiaries as of such date and their consolidated results of operations and cash flows for such fiscal year.

                  The unaudited consolidated balance sheet of the Borrower and its Consolidated Subsidiaries as of September 30, 1999 and the related unaudited consolidated statements of income and cash flows for the nine months then ended, copies of which have been delivered to each of the Banks, fairly present in all material respects, in conformity with generally accepted accounting principles applied on a basis consistent with the financial statements referred to in subsection 4.04(a), the consolidated financial position of the Borrower and its Consolidated Subsidiaries as of such date and their consolidated results of operations and cash flows for such nine month period (subject to normal year-end adjustments).
                  Except as disclosed in the Borrower's quarterly reports on Form 10-Q for the periods ending March 31, 1999, June 30, 1999 and September 30, 1999, since December 31, 1998 there has been no material adverse change in the business, financial position or results of operations of the Borrower and its Consolidated Subsidiaries, considered as a whole.
A. Section . Litigation. There is no action, suit or proceeding pending against, or to the knowledge of the Borrower threatened against or affecting, the Borrower or any of its Subsidiaries before any court or arbitrator or any governmental body, agency or official in which there is a reasonable possibility of an adverse decision which could reasonably be expected to result in a Material Adverse Effect or which in any manner draws into question the validity or enforceability of this Agreement or the Notes.

B. Section . Compliance with ERISA. Each member of the ERISA Group has fulfilled its obligations under the minimum funding standards of ERISA and the Internal Revenue Code with respect to each Plan and is in compliance in all material respects with the presently applicable provisions of ERISA and the Internal Revenue Code with respect to each Plan, except where such failure to fulfill its obligations or be in compliance could not reasonably be expected to result in a Material Adverse Effect. No member of the ERISA Group has
(i) sought a waiver of the minimum funding standard under Section 412 of the Internal Revenue Code in respect of any Plan, (ii) failed to make any contribution or payment to any Plan or Multiemployer Plan or in respect of any Benefit Arrangement, or made any amendment to any Plan or Benefit Arrangement, which has resulted or could reasonably be expected to result in the imposition of a Lien or the posting of a bond or other security under ERISA or the Internal Revenue Code or
(iii) incurred any liability under Title IV of ERISA other than a liability to the PBGC for premiums under Section 4007 of ERISA, except where such failures to make contributions or payments, such impositions of Liens, such postings of bonds or such incurrence of liability, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

C.    Section .  Compliance with Laws.  The Borrower and its
Subsidiaries are in compliance with all applicable statutes, ordinances, rules and regulations, except where a lack of compliance therewith could not reasonably be expected to result in a Material Adverse Effect.

D. Section . Environmental Matters. On the basis of its knowledge of the Environmental Laws and the applicability of the Environmental Laws to the business, operations and properties of the Borrower and its Subsidiaries, including, without limitation, (i) any requirement under the Environmental Laws that the Borrower and its Subsidiaries obtain operational permits, (ii) the possibility of liability in connection with the off-site disposal of wastes or Hazardous Substances and (iii) any liability to third parties, including employees, arising from the use, generation, treatment, storage or disposal of Hazardous Substances by the Borrower or its Subsidiaries, the Borrower has reasonably concluded that any liabilities and costs that the Borrower and its Subsidiaries are reasonably likely to incur in connection with any applicable Environmental Laws are unlikely to result in a Material Adverse Effect.

E. Section . Taxes. The Borrower and its Subsidiaries have filed all United States Federal income tax returns and all other material tax returns which are required to be filed by them and have paid all taxes due pursuant to such returns or pursuant to any assessment received by the Borrower or any Subsidiary. The charges, accruals and reserves on the books of the Borrower and its Subsidiaries in respect of taxes or other governmental charges are, in the opinion of the Borrower, adequate.

F. Section . Subsidiaries. Each of the Borrower's Subsidiaries is a corporation or other entity duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, and has all requisite powers and all governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted, except where the lack of such requisite powers, licenses, authorizations, consents or approvals, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

G. Section . Regulatory Restrictions on Borrowing. The Borrower is not an "investment company" within the meaning of the Investment Company Act of 1940, as amended, a "holding company" within the meaning of the Public Utility Holding Company Act of 1935, as amended, or otherwise subject to any regulatory scheme which restricts its ability to incur debt.

H. Section . Full Disclosure. All information (other than any estimates and projections) heretofore furnished by the Borrower to the Agent or any Bank for purposes of or in connection with this Agreement or any transaction contemplated hereby is, and all such information hereafter furnished by the Borrower to the Agent or any Bank will be, when taken as a whole, true and accurate in all material respects on the date as of which such information is stated or certified. All estimates and projections heretofore furnished by the Borrower to the Agent or any Bank for purposes of or in connection with this Agreement or any transaction contemplated hereby were, and all such estimates and projections hereafter furnished by the Borrower to the Agent or any Bank will be, prepared by the Borrower in good faith utilizing the best information available to the Borrower at the time of preparation thereof. The Borrower has disclosed to the Banks in writing any and all facts which materially and adversely affect or may affect (to the extent the Borrower can now reasonably foresee) the business, operations or financial condition of the Borrower and its Consolidated Subsidiaries, taken as a whole, or the ability of the Borrower to perform its obligations under this Agreement.



I.                                 ARTICLE

                               Covenants

      The Borrower agrees that, so long as any Bank has any Commitment hereunder or any amount payable under any Note or any Letter of Credit Liability remains unpaid:

A. Section . Information. The Borrower will deliver to each of the Banks:

                  within 100 days after the end of each fiscal year of the Borrower, a consolidated balance sheet of the Borrower and its Consolidated Subsidiaries as of the end of such fiscal year and the related consolidated statements of income and cash flows for such fiscal year, setting forth in each case in comparative form the figures for the previous fiscal year, all reported on (without a "going concern" or like qualification or exception and without any qualification or exception as to the scope of such audit) by KPMG Peat Marwick LLP or other independent public accountants of nationally recognized standing;
                  within 50 days after the end of each of the first three quarters of each fiscal year of the Borrower, a consolidated balance sheet of the Borrower and its Consolidated Subsidiaries as of the end of such quarter and the related consolidated statements of income and cash flows for such quarter and for the portion of the Borrower's fiscal year ended at the end of such quarter, setting forth in the case of such statements of income and cash flows, in comparative form the figures for the corresponding quarter and the corresponding portion of the Borrower's previous fiscal year, all certified (subject to normal year-end adjustments) as to fairness of presentation in all material respects, generally accepted accounting principles and consistency by the chief financial officer or the chief accounting officer of the Borrower;
                  simultaneously with the delivery of each set of financial statements referred to in clauses (a) and (b) above, a certificate of the chief financial officer or the chief accounting officer of the Borrower setting forth in reasonable detail the calculations required to establish (x) whether the Borrower was in compliance with the requirements of Sections and on the date of such financial statements and (y) for so long as Pricing Schedule A is the Pricing Schedule, the Applicable Cash Flow Ratio (as such term is defined in Pricing Schedule A) derived from such financial statements and stating whether any Default exists on the date of such certificate and, if any Default then exists, setting forth the details thereof and the action which the Borrower is taking or proposes to take with respect thereto;
                  simultaneously with the delivery of each set of financial statements referred to in clause (a) above, a statement of the firm of independent public accountants which reported on such statements as to whether anything has come to their attention to cause them to believe that any Default existed on the date of such statements (which certificate may be limited to the extent required by accounting rules or guidelines);
                  within five Domestic Business Days after any officer of the Borrower obtains knowledge of any Default, if such Default is then continuing, a certificate of the chief financial officer or the chief accounting officer of the Borrower setting forth the details thereof and the action which the Borrower is taking or proposes to take with respect thereto;
                  promptly upon the mailing thereof to the shareholders of the Borrower generally, copies of all financial statements, reports and proxy statements so mailed;
                  promptly upon the filing thereof, copies of all registration statements (other than the exhibits thereto and any registration statements on Form S-8 or its equivalent) and reports on Forms 10-K, 10-Q and 8-K (or their equivalents) which the Borrower shall have filed with the Securities and Exchange Commission;
                  if and when any member of the ERISA Group gives or is required to give notice to the PBGC of any "reportable event" (as defined in Section 4043 of ERISA) with respect to any Material Plan which might constitute grounds for a termination of such Plan under Title IV of ERISA, or knows that the plan administrator of any Material Plan has given or is required to give notice of any such reportable event, a copy of the notice of such reportable event given or required to be given to the PBGC; receives notice of complete or partial withdrawal liability under Title IV of ERISA or notice that any Multiemployer Plan is in reorganization, is insolvent or has been terminated, a copy of such notice; receives notice from the PBGC under Title IV of ERISA of an intent to terminate, impose material liability (other than for premiums under Section 4007 of ERISA) in respect of, or appoint a trustee to administer any Plan, a copy of such notice; applies for a waiver of the minimum funding standard under Section 412 of the Internal Revenue Code, a copy of such application; gives notice of intent to terminate any Material Plan under Section 4041(c) of ERISA, a copy of such notice and other information filed with the PBGC; gives notice of withdrawal from any Plan pursuant to Section 4063 of ERISA, a copy of such notice; or fails to make any payment or contribution to any Plan or Multiemployer Plan or in respect of any Benefit Arrangement or makes any amendment to any Plan or Benefit Arrangement which has resulted or could result in the imposition of a Lien or the posting of a bond or other security, a certificate of the chief financial officer or the chief accounting officer of the Borrower setting forth details as to such occurrence and action, if any, which the Borrower or applicable member of the ERISA Group is required or proposes to take;
                  promptly from time to time if Pricing Schedule B is the Pricing Schedule, notice of any change in the rating of the Borrower's senior, unsecured long-term debt securities (without credit enhancement) by S&P or Moody's; and
                  from time to time such additional information regarding the financial position or business of the Borrower and its Subsidiaries as the Agent, at the request of any Bank, may reasonably request.
A. Section . Payment of Obligations. The Borrower will pay and discharge, and will cause each Subsidiary to pay and discharge, at or before maturity (after giving effect to any applicable grace period), all their respective material obligations and liabilities (including, without limitation, tax liabilities and claims of materialmen, warehousemen and the like which if unpaid might by law give rise to a
Lien), except where the same may be contested in good faith by appropriate proceedings, and will maintain, and will cause each Subsidiary to maintain, in accordance with generally accepted accounting principles, appropriate reserves for the accrual of any of the same.

1.    Section .  Maintenance of Property; Insurance.
 The Borrower will keep, and will cause each Subsidiary to keep, all property and equipment useful and necessary in its business in good working order and condition to the extent required by sound business practices, ordinary wear and tear excepted.

                  The Borrower will, and will cause each of its Subsidiaries to, maintain (either in the name of the Borrower or in such Subsidiary's own name) with financially sound and responsible insurance companies, insurance on all its respective properties and equipment in at least such amounts, against at least such risks and with such risk retention as are usually maintained, insured against or retained, as the case may be, in the same general area by companies of established repute engaged in the same or a similar business; and will furnish to the Banks, upon request from the Agent, information presented in reasonable detail as to the insurance so carried.
a)    Section .  Conduct of Business and Maintenance of Existence.
The Borrower will preserve, renew and keep in full force and effect, and will cause each Subsidiary to preserve, renew and keep in full force and effect its respective existence and its respective rights, privileges and franchises material to the normal conduct of business, provided that nothing in this Section shall prohibit the merger of a Subsidiary into the Borrower or the merger or consolidation of a Subsidiary with or into another Person if the entity surviving such consolidation or merger is a Subsidiary and if, in each case, after giving effect thereto, no Default shall have occurred and be continuing, any transaction not prohibited by Section or the termination of the existence of any Subsidiary if the Borrower in good faith determines that such termination is not materially disadvantageous to the Banks.

B. Section . Compliance with Laws. The Borrower will comply, and cause each Subsidiary to comply, in all material respects with all applicable laws, ordinances, rules, regulations, and requirements of governmental authorities (including, without limitation, Environmental Laws and ERISA and the rules and regulations thereunder) except where either the necessity of compliance therewith is contested in good faith by appropriate proceedings or any failure to so comply, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

C. Section . Inspection of Property, Books and Records. The Borrower will keep, and will cause each Subsidiary to keep, proper books of record and account in which full, true and correct entries shall be made of all dealings and transactions in relation to its business and activities; and will permit, and will cause each Subsidiary to permit, representatives of any Bank at such Bank's expense to visit and inspect any of its respective properties, to examine and make abstracts from any of its respective books and records and to discuss its respective affairs, finances and accounts with its respective officers, employees and independent public accountants, all at such reasonable times and as often as may reasonably be desired.

a) Section . Mergers and Sales of Assets. The Borrower will not consolidate or merge with or into any other Person, sell, lease or otherwise transfer, directly or indirectly (including any such transfer by way of merger or consolidation), all or substantially all the assets of the Borrower and its Subsidiaries, taken as a whole, to any other Person or Persons, provided that the Borrower may merge with another Person if (x) the Borrower is the corporation surviving such merger and (y) after giving effect to such merger, no Default shall have occurred and be continuing.

b) Section . Use of Proceeds. The proceeds of the Loans made under this Agreement and any Letters of Credit issued under this
Agreement will be used by the Borrower                       to pay
the purchase price for, and fees and expenses relating to, the Trip.com Acquisition; to refinance certain existing indebtedness of the Borrower; to finance the Borrower's working capital requirements,
(iv) for capital expenditures and (v) for other general corporate purposes, including acquisitions and other investments. None of such proceeds will be used, directly or indirectly, for any purpose, whether immediate, incidental or ultimate, that entails a violation of the provisions of Regulation T, U or X of the Board of Governors of the Federal Reserve System.

D.    Section .  Negative Pledge.  Neither the Borrower nor any
Subsidiary will create, assume or suffer to exist any Lien on any asset now owned or hereafter acquired by it, except:

                  Liens existing on the Closing Date securing Debt outstanding on the Closing Date in an aggregate principal or face amount not exceeding $10,000,000;
                  any Lien existing on any asset of any Person at the time such Person becomes a Subsidiary and not created in contemplation of such event;
                  any Lien on any asset securing Debt incurred or assumed for the purpose of financing all or any part of the cost of acquiring such asset, provided that such Lien attaches to such asset concurrently with or within 90 days after the acquisition thereof;
                  any Lien on any asset of any Person existing at the time such Person is merged or consolidated with or into the Borrower or a Subsidiary and not created in contemplation of such event;
                  any Lien existing on any asset prior to the acquisition thereof by the Borrower or a Subsidiary and not created in contemplation of such acquisition;
                  any Lien arising out of the refinancing, extension, renewal or refunding of any Debt secured by any Lien permitted by any of the foregoing clauses of this Section, provided that such Debt is not increased and is not secured by any additional assets;
                  Liens arising in the ordinary course of its business which do not secure Debt or Derivatives Obligations, do not secure any obligation in an amount exceeding $10,000,000 and do not in the aggregate materially detract from the value of its assets or materially impair the use thereof in the operation of its business;
                  Liens on cash and cash equivalents securing
Derivatives Obligations, provided that the aggregate amount of cash and cash equivalents subject to such Liens may at no time exceed $10,000,000; and
                  Liens not otherwise permitted by the foregoing clauses of this Section securing Debt in an aggregate principal or face amount not exceeding, on the date of incurrence of any portion of such Debt, an aggregate of 10% of Consolidated Tangible Net Worth at such date.
A. Section . Interest Coverage Ratio. As of the last day of each fiscal quarter of the Borrower, the Interest Coverage Ratio at such last day will not be less than 2.5 to 1.

B. Section . Restricted Payments. Neither the Borrower nor any Subsidiary will make any Restricted Payment, provided that the Borrower may (a) repurchase shares of its common stock so long as the aggregate amount expended for all such repurchases subsequent to October 31, 1998 (excluding repurchases permitted by clause (c) below) does not exceed $750,000,000, (b) repurchase additional shares of its common stock so long as (i) the aggregate amount expended for all such purchases (including repurchases permitted by clause (a) above but excluding repurchases permitted by clause (c) below)) subsequent to October 31, 1998 does not exceed $1,000,000,000, (ii) as of the date of any such purchase, the ratio of (x) Consolidated Debt (including any Debt incurred to make such purchase) to (y) Consolidated EBITDA for the most recent period of four consecutive fiscal quarters of the Borrower and its Consolidated Subsidiaries for which the Borrower has delivered financial statements pursuant to Section 5.01 is less than
1.5 to 1.0, and (iii) no Default or Event of Default exists or will result therefrom and (c) make Restricted Payments from time to time with respect to any year in an aggregate amount not to exceed 50% of Consolidated Net Income for such year.

C. Section . Transactions with Affiliates. The Borrower will not, and will not permit any Subsidiary to, directly or indirectly, pay any funds to or for the account of, make any investment (whether by acquisition of stock or indebtedness, by loan, advance, transfer of property, guarantee or other agreement to pay, purchase or service, directly or indirectly, any Debt, or otherwise) in, lease, sell, transfer or otherwise dispose of any assets, tangible or intangible, to, or participate in, or effect, any transaction with, any Affiliate except on an arms-length basis on terms at least as favorable to the Borrower or such Subsidiary than could have been obtained from a third party who was not an Affiliate, provided that the foregoing provisions of this Section shall not prohibit any such Person from declaring or paying any lawful dividend or other payment ratably in respect of all of its capital stock of the relevant class so long as, after giving effect thereto, no Default shall have occurred and be continuing.

D. Section . Debt of Subsidiaries. Total Debt of all Subsidiaries (excluding (i) Debt of a Subsidiary to the Borrower or to a wholly owned Subsidiary and (ii) Debt of Galileo Canada ULC or a Subsidiary thereof in an aggregate principal amount not to exceed $35,000,000 existing at the time of or incurred in connection with the acquisition by the Borrower of Galileo Canada Distribution Systems, Inc.) will not, on the date of incurrence of any portion of such Debt, exceed the greater of (x) $75,000,000 or (y) 10% of Consolidated Tangible Net Worth at such date.

E. Section . Cash Flow Ratio. As of the last day of each fiscal quarter of the Borrower, the Cash Flow Ratio at such last day will not be greater than 2.0 to 1.



I.                                 ARTICLE

                                Defaults

A. Section . Events of Default. If one or more of the following events ("Events of Default") shall have occurred and be continuing:

                  the Borrower shall fail to pay when due any principal of any Loan or to reimburse when due any drawing under any Letter of Credit or fail to pay any interest on any Loan or any fees or any other amount payable hereunder within five Domestic Business Days of the date when due;
                  the Borrower shall fail to observe or perform any covenant contained in Article , other than those contained in Sections through ;
                  the Borrower shall fail to observe or perform any covenant or agreement contained in this Agreement (other than those covered by clause or above) for 30 days after notice thereof has been given to the Borrower by the Agent at the request of any Bank;
                  any representation, warranty, certification or statement made by the Borrower in this Agreement or in any certificate, financial statement or other document delivered pursuant to this Agreement shall prove to have been incorrect in any material respect when made (or deemed made);
                  the Borrower or any Subsidiary shall fail to make any payment in respect of any Material Financial Obligations when due or within any applicable grace period;
                  any event or condition shall occur which results in the acceleration of the maturity of any Material Debt or enables the holder of such Debt or any Person acting on such holder's behalf to accelerate the maturity thereof;
                  the Borrower or any Subsidiary shall commence a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to itself or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or shall consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any action to authorize any of the foregoing;
                  an involuntary case or other proceeding shall be commenced against the Borrower or any Subsidiary seeking liquidation, reorganization or other relief with respect to it or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, and such involuntary case or other proceeding shall remain undismissed and unstayed for a period of 60 days; or an order for relief shall be entered against the Borrower or any Subsidiary under the federal bankruptcy laws as now or hereafter in effect;
                  any member of the ERISA Group shall fail to pay when due an amount or amounts aggregating in excess of $10,000,000 which it shall have become liable to pay under Title IV of ERISA; or notice of intent to terminate a Material Plan shall be filed under Title IV of ERISA by any member of the ERISA Group, any plan administrator or any combination of the foregoing; or the PBGC shall institute proceedings under Title IV of ERISA to terminate, to impose liability (other than for premiums under Section 4007 of ERISA) in excess of $10,000,000 in respect of, or to cause a trustee to be appointed to administer any Material Plan; or a condition shall exist by reason of which the PBGC would reasonably be entitled to obtain a decree adjudicating that any Material Plan must be terminated; or there shall occur a complete or partial withdrawal from, or a default, within the meaning of Section 4219(c)(5) of ERISA, with respect to, one or more Multiemployer Plans which could cause one or more members of the ERISA Group to incur a current payment obligation in excess of $10,000,000;
                  judgments or orders for the payment of money in excess of $10,000,000 in the aggregate shall be rendered against the Borrower or any Subsidiary and such judgments or orders shall continue unsatisfied and unstayed for a period of 10 days;
                  the Borrower shall be dissolved or terminated; or a Change in Ownership or Control shall have occurred;
then, and in every such event, the Agent shall (i) if requested by Banks having more than 50% in aggregate amount of the Commitments, by notice to the Borrower terminate the Commitments and they shall thereupon terminate, and (ii) if requested by Banks holding more than 50% of the aggregate principal amount of the Loans, by notice to the Borrower declare the Loans (together with accrued interest thereon) to be, and the Loans shall thereupon become, immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower, provided that in the case of any of the Events of Default specified in clause or above with respect to the Borrower, without any notice to the Borrower or any other act by the Agent or the Banks, the Commitments shall thereupon terminate and the Loans (together with accrued interest thereon) shall become immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower.

A. Section . Notice of Default. The Agent shall give notice to the Borrower under subsection promptly upon being requested to do so by any Bank and shall thereupon notify all the Banks thereof.

B. Section . Cash Cover. The Borrower agrees, in addition to the provisions of Section hereof, that upon the occurrence and during the continuance of any Event of Default, it shall, if requested by the Agent upon the instruction of the Banks having more than 50% in aggregate amount of the Commitments (or, if the Commitments shall have been terminated, holding more than 50% of the Letter of Credit Liabilities), pay to the Agent an amount in immediately available funds (which funds shall be held as collateral pursuant to arrangements satisfactory to the Agent) equal to the aggregate amount available for drawing under all Letters of Credit then outstanding at such time, provided that, upon the occurrence of any Event of Default specified in subsection or with respect to the Borrower, the Borrower shall pay such amount forthwith without any notice or demand or any other act by the Agent or the Banks.



I.                                 ARTICLE

                               The Agent

A. Section . Appointment and Authorization. Each Bank irrevocably appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement and the Notes as are delegated to the Agent by the terms hereof or thereof, together with all such powers as are reasonably incidental thereto.

B. Section . Agent and Affiliates. Bank of America, N.A. shall have the same rights and powers under this Agreement as any other Bank and may exercise or refrain from exercising the same as though it were not the Agent, and Bank of America, N.A. and its affiliates may accept deposits from, lend money to, and generally engage in any kind of business with the Borrower or any Subsidiary or affiliate of the Borrower as if it were not the Agent.

C. Section . Action by Agent. The obligations of the Agent hereunder are only those expressly set forth herein. Without limiting the generality of the foregoing, the Agent shall not be required to take any action with respect to any Default, except as expressly provided in Article .

D. Section . Consultation with Experts. The Agent may consult with legal counsel (who may be counsel for the Borrower), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken by it in good faith in accordance with the advice of such counsel, accountants or experts.

E. Section . Liability of Agent. Neither the Agent nor any of its affiliates nor any of their respective directors, officers, agents or employees shall be liable for any action taken or not taken by it in connection herewith (i) with the consent or at the request of the Required Banks or, when expressly required hereby, all the Banks or
(ii) in the absence of its own gross negligence or willful misconduct. Neither the Agent nor any of its affiliates nor any of their respective directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into or verify
(i) any statement, warranty or representation made in connection with this Agreement or any borrowing hereunder; (ii) the performance or observance of any of the covenants or agreements of the Borrower;
(iii) the satisfaction of any condition specified in Article , except receipt of items required to be delivered to the Agent; or (iv) the validity, effectiveness or genuineness of this Agreement, the Notes or any other instrument or writing furnished in connection herewith. The Agent shall not incur any liability by acting in reliance upon any notice, consent, certificate, statement, or other writing (which may be a bank wire, telex, facsimile transmission or similar writing) believed by it to be genuine or to be signed by the proper party or parties. Without limiting the generality of the foregoing, the use of the term "agent" in this Agreement with reference to the Agent is not intended to connote any fiduciary or other implied (or express) obligations arising under agency doctrine of any applicable law. Instead, such term is used merely as a matter of market custom and is intended to create or reflect only an administrative relationship between independent contracting parties.

F. Section . Indemnification. Each Bank shall, ratably in accordance with its Commitment, indemnify the Agent, its affiliates and their respective directors, officers, agents and employees (to the extent not reimbursed by the Borrower) against any reasonable and customary out-of-pocket costs or expenses (including counsel fees and disbursements), or any other claim, demand, action, loss or liability (except such as result from such indemnitees' gross negligence or willful misconduct) that such indemnitees may suffer or incur in connection with this Agreement or any action taken or omitted by such indemnitees hereunder.

G. Section . Credit Decision. Each Bank acknowledges that it has, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Bank also acknowledges that it will, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking any action under this Agreement.

H. Section . Successor Agent. The Agent may resign at any time by giving notice thereof to the Banks and the Borrower. Upon any such resignation, the Required Banks shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by the Required Banks, and shall have accepted such appointment, within 30 days after the retiring Agent gives notice of resignation, then the retiring Agent may, on behalf of the Banks, appoint a successor Agent, which shall be a commercial bank organized or licensed under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $100,000,000. Upon the acceptance of its appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations hereunder. After any retiring Agent's resignation hereunder as Agent, the provisions of this Article shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent.

I. Section . Agent's Fee; Arranger Fee. The Borrower shall pay to the Agent for its own account and on behalf of Banc of America
Securities LLC ("BAS"), in its capacity as arranger, fees in the amounts and at the times previously agreed upon between the Borrower and the Agent and BAS, respectively.



I.                                 ARTICLE

                        Change in Circumstances

A. Section . Basis for Determining Interest Rate Inadequate or Unfair. If on or prior to the first day of any Interest Period for any Euro-Dollar Loan or Money Market LIBOR Loan:

                  the Agent determines that deposits in Dollars (in the applicable amounts) are not being offered to Bank of America, N.A. in the London interbank market for such Interest Period, or in the case of Euro-Dollar Loans, Banks having 50% or more of the aggregate principal amount of the affected Loans advise the Agent that the London Interbank Offered Rate, as determined by the Agent, will not adequately and fairly reflect the cost to such Banks of funding their Euro-Dollar Loans, for such Interest Period, the Agent shall forthwith give notice thereof to the Borrower and the Banks, whereupon until the Agent notifies the Borrower that the circumstances giving rise to such suspension no longer exist, (i) the obligations of the Banks to make Euro-Dollar Loans or to continue or convert outstanding Loans as or into Euro-Dollar Loans shall be suspended and (ii) each outstanding Euro-Dollar Loan shall be converted into a Base Rate Loan on the last day of the then-current Interest Period applicable thereto. At any time when the circumstances giving rise to the above-described suspension are in effect, unless the Borrower notifies the Agent at least two Domestic Business Days before the date of any Fixed Rate Borrowing for which a Notice of Borrowing has previously been given that it elects not to borrow on such date, (i) if such Fixed Rate Borrowing is a Committed Borrowing, such Borrowing shall instead be made as a Base Rate Borrowing and (ii) if such Fixed Rate Borrowing is a Money Market LIBOR Borrowing, then the Money Market LIBOR Loans comprising such Borrowing shall bear interest for each day from and including the first day to but excluding the last day of the Interest Period applicable thereto at the Base Rate for such day.

A. Section . Illegality. If, on or after the date of this Agreement, the adoption of any applicable law, rule or regulation, or any change in any applicable law, rule or regulation, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its Euro-Dollar Lending Office) with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall make it unlawful or impossible for any Bank (or its Euro-Dollar Lending Office) to make, maintain or fund its Euro-Dollar Loans and such Bank shall so notify the Agent, the Agent shall forthwith give notice thereof to the other Banks and the Borrower, whereupon until such Bank notifies the Borrower and the Agent that the circumstances giving rise to such suspension no longer exist, the obligation of such Bank to make Euro-Dollar Loans, or to convert outstanding Loans into Euro-Dollar Loans, shall be suspended. Before giving any notice to the Agent pursuant to this Section, such Bank shall designate a different Euro-Dollar Lending Office if such designation will avoid the need for giving such notice and will not, in the judgment of such Bank, be otherwise disadvantageous to such Bank. If such notice is given, each Euro-Dollar Loan of such Bank then outstanding shall be converted to a Base Rate Loan either (a) on the last day of the then current Interest Period applicable to such Euro-Dollar Loan if such Bank may lawfully continue to maintain and fund such Loan to such day or (b) immediately if such Bank shall determine that it may not lawfully continue to maintain and fund such Loan to such day.

1.    Section .  Increased Cost and Reduced Return.                If
on or after (x) the date hereof, in the case of any Committed Loan or Letter of Credit (or participation therein) or any obligation to make Committed Loans or to issue or participate in Letters of Credit or (y) the date of the related Money Market Quote, in the case of any Money Market Loan, the adoption of any applicable law, rule or regulation, or any change in any applicable law, rule or regulation, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its Applicable Lending Office) with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall impose, modify or deem applicable any reserve (including, without limitation, any such requirement imposed by the Board of Governors of the Federal Reserve System, but excluding with respect to any Euro-Dollar Loan any such requirement with respect to which such Bank is entitled to compensation during the relevant Interest Period under Section 2.16), special deposit, insurance assessment or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Bank (or its Applicable Lending Office) or shall impose on any Bank (or its Applicable Lending Office) or on the London interbank market any other condition affecting its Fixed Rate Loans, its Note or its participation in any Letter of Credit or its obligation to make Fixed Rate Loans or to issue or participate in Letters of Credit and the result of any of the foregoing is to increase the cost to such Bank (or its Applicable Lending Office) of making or maintaining any Fixed Rate Loan or Letter of Credit (or participation therein), or to reduce the amount of any sum received or receivable by such Bank (or its Applicable Lending Office) under this Agreement or under its Note with respect thereto, by an amount deemed by such Bank to be material, then, within 15 days after demand by such Bank (with a copy to the Agent), the Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank for such increased cost or reduction.

                  If any Bank shall have determined that, after the date hereof, the adoption of any applicable law, rule or regulation regarding capital adequacy, or any change in any such law, rule or regulation, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on capital of such Bank (or its Parent) as a consequence of such Bank's obligations hereunder to a level below that which such Bank (or its Parent) could have achieved but for such adoption, change, request or directive (taking into consideration its policies with respect to capital adequacy) by an amount deemed by such Bank to be material, then from time to time, within 15 days after demand by such Bank (with a copy to the Agent), the Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank (or its Parent) for such reduction.
                  Each Bank will promptly notify the Borrower and the Agent of any event of which it has knowledge, occurring after the date hereof, which will entitle such Bank to compensation pursuant to this Section and will designate a different Applicable Lending Office if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the judgment of such Bank, be otherwise disadvantageous to such Bank. A certificate of any Bank claiming compensation under this Section shall set forth the additional amount or amounts to be paid to it hereunder, shall set forth the method of determining such additional amount or amounts in reasonable detail and shall be conclusive in the absence of manifest error. In determining such amount, such Bank may use any reasonable averaging and attribution methods.
1.    Section .  Taxes.                    For the purposes of this
Section , the following terms have the following meanings:

      "Taxes" means any and all present or future taxes, duties, levies, imposts, deductions, charges or withholdings with respect to any payment by the Borrower pursuant to this Agreement or under any Note, and all liabilities with respect thereto, excluding (i) in the case of each Bank and the Agent, taxes imposed on its income, and franchise or similar taxes imposed on it, by a jurisdiction under the laws of which such Bank or the Agent (as the case may be) is organized or in which its principal executive office is located or, in the case of each Bank, in which its Applicable Lending Office is located and
(ii) in the case of each Bank, any United States withholding tax imposed on such payments but only to the extent that such Bank is subject to United States withholding tax at the time such Bank first becomes a party to this Agreement.

      "Other Taxes" means any present or future stamp or documentary taxes and any other excise or property taxes, or similar charges or levies, which arise from any payment made pursuant to this Agreement or under any Note or from the execution or delivery of, or otherwise with respect to, this Agreement or any Note or Letter of Credit.

                  Any and all payments by the Borrower to or for the account of any Bank or the Agent hereunder or under any Note shall be made without deduction for any Taxes or Other Taxes, provided that, if the Borrower shall be required by law to deduct any Taxes or Other Taxes from any such payments, the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) such Bank or the Agent (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, the Borrower shall make such deductions, the Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law and the Borrower shall furnish to the Agent, at its address referred to in Section , the original or a certified copy of a receipt evidencing payment thereof.
                  The Borrower agrees to indemnify each Bank and the Agent for the full amount of Taxes or Other Taxes (including, without limitation, any Taxes or Other Taxes imposed or asserted by any jurisdiction on amounts payable under this Section) paid by such Bank or the Agent (as the case may be) and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto. This indemnification shall be paid within 15 days after such Bank or the Agent (as the case may be) makes demand therefor.
                  Each Bank organized under the laws of a jurisdiction outside the United States, on or prior to the date of its execution and delivery of this Agreement in the case of each Bank listed on the signature pages hereof and on or prior to the date on which it becomes a Bank in the case of each other Bank, and from time to time thereafter if requested in writing by the Borrower (but only so long as such Bank remains lawfully able to do so), shall provide the Borrower and the Agent with Internal Revenue Service form 1001 or 4224, as appropriate, or any successor form prescribed by the Internal Revenue Service, certifying that such Bank is entitled to benefits under an income tax treaty to which the United States is a party which exempts the Bank from United States withholding tax or reduces the rate of withholding tax on payments of interest for the account of such Bank or certifying that the income receivable pursuant to this Agreement is effectively connected with the conduct of a trade or business in the United States.
                  For any period with respect to which a Bank has failed to provide the Borrower or the Agent with the appropriate form pursuant to subsection (unless such failure is due to a change in treaty, law or regulation occurring subsequent to the date on which such form originally was required to be provided), such Bank shall not be entitled to indemnification under subsection or with respect to Taxes imposed by the United States, provided that if a Bank, which is otherwise exempt from or subject to a reduced rate of withholding tax, becomes subject to Taxes because of its failure to deliver a form required hereunder, the Borrower shall take such steps as such Bank shall reasonably request to assist such Bank to recover such Taxes.
                  If the Borrower is required to pay additional amounts to or for the account of any Bank pursuant to this Section, then such Bank will change the jurisdiction of its Applicable Lending Office if, in the judgment of such Bank, such change will eliminate or reduce any such additional payment which may thereafter accrue and is not otherwise disadvantageous to such Bank.
A. Section . Base Rate Loans Substituted for Affected Fixed Rate Loans. If (i) the obligation of any Bank to make, or convert outstanding Loans to, Euro-Dollar Loans has been suspended pursuant to Section or (ii) any Bank has demanded compensation under Section or with respect to its Euro-Dollar Loans and the Borrower shall, by at least five Euro-Dollar Business Days' prior notice to such Bank through the Agent, have elected that the provisions of this Section shall apply to such Bank, then, unless and until such Bank notifies the Borrower that the circumstances giving rise to such suspension or demand for compensation no longer exist:

                  all Loans which would otherwise be made by such Bank as (or continued as or converted into) Euro-Dollar Loans shall instead be Base Rate Loans (on which interest and principal shall be payable contemporaneously with the related Fixed Rate Loans of the other Banks); and
                  after each of its Euro-Dollar Loans has been repaid (or converted to a Base Rate Loan), all payments of principal which would otherwise be applied to repay such Euro-Dollar Loans shall be applied to repay its Base Rate Loans instead.
If such Bank notifies the Borrower that the circumstances giving rise to such notice no longer apply, the principal amount of each such Base Rate Loan shall be converted into a Euro-Dollar Loan on the first day of the next succeeding Interest Period applicable to the related Euro-Dollar Loans of the other Banks.

A. Section . Substitution of Bank. If (i) the obligation of any Bank to make Euro-Dollar Loans or to convert or continue outstanding Loans into Euro-Dollar Loans shall be suspended pursuant to Section or (ii) any Bank shall demand compensation pursuant to Section or , the Borrower shall have the right, with the assistance of the Agent and the Issuing Banks, to seek a mutually satisfactory bank or banks (which may be one or more of the Banks) to purchase the outstanding Loans of such Bank and to assume the Commitment and Letter of Credit Liabilities of such Bank.





I.                                 ARTICLE

                             Miscellaneous

1. Section . Notices. All notices, requests and other communications to any party hereunder shall be in writing (including bank wire, facsimile transmission or similar writing) and shall be
given to such party:                 in the case of the Borrower or
the Agent, at its address or facsimile number set forth on the signature pages hereof, in the case of any Bank (including any Issuing Bank), at its address or facsimile number set forth in its Administrative Questionnaire or in the case of any party, such other address or facsimile number as such party may hereafter specify for the purpose by notice to the Agent and the Borrower. Each such notice, request or other communication shall be effective if given by facsimile transmission, when transmitted to the facsimile number specified in this Section and confirmation of receipt is received, if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or
(iii) if given by any other means, when delivered at the address specified in this Section, provided that notices to the Agent or any Issuing Bank under Article or Article 8 and notices to the Borrower under subsection 9.06(c) shall not be effective until received.

B. Section . No Waivers. No failure or delay by the Agent or any Bank in exercising any right, power or privilege hereunder or under any Note shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law.

1.    Section .  Expenses; Indemnification.                  The
Borrower shall pay all reasonable and customary out-of-pocket expenses of the Agent, including fees and disbursements of special counsel for the Agent, in connection with the preparation and administration of this Agreement, any waiver or consent hereunder or any amendment hereof or any Default or alleged Default hereunder and if an Event of Default occurs, all reasonable and customary out-of-pocket expenses incurred by the Agent and each Bank, including (without duplication) the fees and disbursements of outside counsel and the allocated cost of inside counsel, in connection with any collection, bankruptcy, insolvency and other enforcement proceedings resulting from such Event of Default.

                  The Borrower agrees to indemnify the Agent and each Bank, their respective affiliates and the respective directors, officers, agents and employees of the foregoing (each an "Indemnitee") and hold each Indemnitee harmless from and against any and all liabilities, losses, damages, costs and expenses of any kind, including, without limitation, the reasonable fees and disbursements of counsel, which may be incurred by such Indemnitee in connection with any investigative, administrative or judicial proceeding (whether or not such Indemnitee shall be designated a party thereto) brought or threatened relating to or arising out of this Agreement or any actual or proposed use of proceeds of Loans hereunder, provided that no Indemnitee shall have the right to be indemnified hereunder for such Indemnitee's own gross negligence or willful misconduct as determined by a court of competent jurisdiction.
A. Section . Sharing of Set-offs. Each Bank agrees that if it shall, by exercising any right of set-off or counterclaim or otherwise, receive payment of a proportion of the aggregate amount then due and payable with respect to the Loans and Letter of Credit Liabilities held by it which is greater than the proportion received by any other Bank in respect of the aggregate amount then due and payable with respect to the Loans and Letter of Credit Liabilities held by such other Bank, the Bank receiving such proportionately greater payment shall purchase such participations in the Loans and Letter of Credit Liabilities held by the other Banks, and such other adjustments shall be made, as may be required so that all such payments with respect to the Loans and Letter of Credit Liabilities held by the Banks shall be shared by the Banks pro rata, provided that nothing in this Section shall impair the right of any Bank to exercise any right of set-off or counterclaim it may have and to apply the amount subject to such exercise to the payment of indebtedness of the Borrower other than its indebtedness hereunder. The Borrower agrees, to the fullest extent it may effectively do so under applicable law, that any holder of a participation in a Loan or Letter of Credit Liability, whether or not acquired pursuant to the foregoing arrangements, may exercise rights of set-off or counterclaim and other rights with respect to such participation as fully as if such holder of a participation were a direct creditor of the Borrower in the amount of such participation.

B. Section . Amendments and Waivers . Any provision of this Agreement or the Notes may be amended or waived if, but only if, such amendment or waiver is in writing and is signed by the Borrower and the Required Banks (and, if the rights or duties of the Agent or an Issuing Bank are affected thereby, by it), provided that no such amendment or waiver shall (i) increase the Commitment of any Bank or subject any Bank to any additional obligation without the written consent of each Bank, (ii) reduce the principal of or rate of interest on any Loan or the amount to be reimbursed in respect of any Letter of Credit or any interest thereon or any fees hereunder without the written consent of each Bank affected thereby, (iii) postpone the date fixed for any payment of principal of or interest on any Loan or the amount to be reimbursed in respect of any Letter of Credit or interest thereon or any fees hereunder or for any scheduled reduction or termination of any Commitment without the written consent of each Bank or (iv) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Notes, or the number of Banks, which shall be required for the Banks or any of them to take any action under this Section or any other provision of this Agreement without the written consent of each Bank.

1.    Section .  Successors and Assigns.                     The
provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrower may not assign or otherwise transfer any of its rights under this Agreement without the prior written consent of the Banks.

                  Any Bank may at any time grant to one or more banks or other institutions (each a "Participant") participating interests in its Commitment or any or all of its Loans and Letter of Credit participations. In the event of any such grant by a Bank of a participating interest to a Participant, whether or not upon notice to the Borrower and the Agent, such Bank shall remain responsible for the performance of its obligations hereunder, and the Borrower, the Issuing Banks and the Agent shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement. Any agreement pursuant to which any Bank may grant such a participating interest shall provide that such Bank shall retain the sole right and responsibility to enforce the obligations of the Borrower hereunder including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement, provided that such participation agreement may provide that such Bank will not agree to any modification, amendment or waiver of this Agreement described in clause (i), (ii), or (iii) of Section that affects the Participant. The Borrower agrees that each Participant shall, to the extent provided in its participation agreement, be entitled to the benefits of Section 2.16 and Article with respect to its participating interest. An assignment or other transfer which is not permitted by subsection (c) or (d) below shall be given effect for purposes of this Agreement only to the extent of a participating interest granted in accordance with this subsection (b).
                  Any Bank may at any time assign to one or more banks or other institutions (each an "Assignee") all, or a proportionate part (equivalent to an initial Commitment of not less than $10,000,000) of all, of its rights and obligations under this Agreement, the Notes and Letters of Credit, and such Assignee shall assume such rights and obligations, pursuant to an Assignment and Assumption Agreement in substantially the form of Exhibit F hereto executed by such Assignee and such transferor Bank, with (and subject to) the subscribed consent of the Borrower (which shall not be unreasonably withheld so long as (i) the Assignee is a commercial bank and (ii) the transferor Bank has given the Agent and the Borrower not less than three Domestic Business Days' prior written notice of such proposed assignment and the identity of the proposed Assignee), the Agent and the Issuing Banks, provided that if an Assignee is an affiliate of such transferor Bank or was a Bank immediately prior to such assignment, no such consent of the Borrower, the Agent or any Issuing Bank shall be required, provided further that in the event of an assignment by a Bank of a proportionate part of its rights and obligations under this Agreement, the Notes and the Letters of Credit, the part retained by such transferor Bank shall be equivalent to an initial Commitment of not less than $10,000,000, and provided further that such assignment may, but need not, include rights of the transferor Bank in respect of outstanding Money Market Loans. Upon execution and delivery of such instrument and payment by such Assignee to such transferor Bank of an amount equal to the purchase price agreed between such transferor Bank and such Assignee, such Assignee shall be a Bank party to this Agreement and shall have all the rights and obligations of a Bank with a Commitment as set forth in such instrument of assumption, and the transferor Bank shall be released from its obligations hereunder to a corresponding extent, and no further consent or action by any party shall be required. Upon the consummation of any assignment pursuant to this subsection (c), the transferor Bank, the Agent and the Borrower shall make appropriate arrangements so that, if required, a new Note is issued to the Assignee. In connection with any such assignment, the transferor Bank shall pay to the Agent an administrative fee for processing such assignment in the amount of $3,500. If the Assignee is not incorporated under the laws of the United States of America or a state thereof, it shall deliver to the Borrower and the Agent certification as to exemption from deduction or withholding of any United States federal income taxes in accordance with Section .
                  Any Bank may at any time assign all or any portion of its rights under this Agreement and its Note to a Federal Reserve Bank. No such assignment shall release the transferor Bank from its obligations hereunder.
                  No Assignee, Participant or other transferee of any Bank's rights shall be entitled to receive any greater payment under Section or than such Bank would have been entitled to receive with respect to the rights transferred, unless such transfer is made with the Borrower's prior written consent or by reason of the provisions of Section , or requiring such Bank to designate a different Applicable Lending Office under certain circumstances or at a time when the circumstances giving rise to such greater payment did not exist.
A. Section . Collateral. Each of the Banks represents to the Agent and each of the other Banks that it in good faith is not relying upon any "margin stock" (as defined in Regulation U) as collateral in the extension or maintenance of the credit provided for in this Agreement.

B. Section . Governing Law; Submission to Jurisdiction. This Agreement and each Note shall be governed by and construed in accordance with the laws of the State of Illinois. The Borrower and each of the Banks hereby submit to the nonexclusive jurisdiction of the United States District Court for the Northern District of Illinois and of any Illinois State court sitting in Chicago for purposes of all legal proceedings arising out of or relating to this Agreement or the transactions contemplated hereby. The Borrower and each of the Banks irrevocably waive, to the fullest extent permitted by law, any objection which they may now or hereafter have to the laying of the venue of any such proceeding brought in such a court and any claim that any such proceeding brought in such a court has been brought in an inconvenient forum.

C. Section . Counterparts; Integration; Effectiveness. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Agreement constitutes the entire agreement and understanding among the parties hereto and supersedes any and all prior agreements and understandings, oral or written, relating to the subject matter hereof. This Agreement shall become effective upon receipt by the Agent of counterparts hereof signed by each of the parties hereto (or, in the case of any party as to which an executed counterpart shall not have been received, receipt by the Agent in form satisfactory to it of telegraphic, facsimile or other written confirmation from such party of execution of a counterpart hereof by such party).

D. Section . WAIVER OF JURY TRIAL. EACH OF THE BORROWER, THE AGENT AND THE BANKS HEREBY IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY.
E. Section . Confidentiality. The Agent and each Bank agree to keep any information delivered or made available by the Borrower pursuant to this Agreement confidential from anyone other than persons employed or retained by such Bank and its affiliates, provided that nothing herein shall prevent the Agent or any Bank from disclosing such information (i) to any other Bank or to the Agent, (ii) to such Bank's or Agent's legal counsel and independent auditors, (iii) upon the order of any court or administrative agency, (iv) upon the request or demand of any regulatory agency or authority, (v) which had been publicly disclosed other than as a result of a disclosure by the Agent or any Bank prohibited by this Agreement, (vi) in connection with any litigation to which the Agent, any Bank or its subsidiaries or Parent may be a party, (vii) to the extent necessary in connection with the exercise of any remedy hereunder, (viii) subject to provisions substantially similar to those contained in this Section, to any other Person if reasonably incidental to the administration of the credit facility contemplated hereby and (ix) subject to provisions substantially similar to those contained in this Section, to any actual or proposed Participant or Assignee.


      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                              GALILEO INTERNATIONAL, INC.


                              By:/s/ Cheryl M. Ballenger
                                    Name: Cheryl M. Ballenger
                                    Title: Acting Chief Financial Officer
                                    Address:  9700 West Higgins Road, Suite 400
                                    Rosemont, IL 60018
                                    Attn: Chief Financial Officer
                                    Facsimile: (847) 518-4201



                              BANK OF AMERICA, N.A.,
                                 individually and as Agent



                              By:/s/ Laura G. Haugh
                                    Name: Laura G. Haugh
                                    Title: Vice President
                                    Address: 231 S. LaSalle Street
                                    Chicago, Illinois 60697
                                    Attn: Laurie G. Haugh
                                    Facsimile: (312) 974-8811

                          COMMITMENT SCHEDULE


Bank  Amount ofCommitment

Bank of America, N.A.   $200,000,000

                          PRICING SCHEDULE A

      Each of the terms "Euro-Dollar Margin", "Facility Fee Rate" and "Letter of Credit Fee Rate" means, for any date, (a) prior to the Borrower's delivery of financial statements for the fiscal quarter ended March 31, 2000, 0.725%, 0.150% and 0.725%, respectively, and (b)
thereafter, the per annum rates set forth below in the row opposite such term and in the column corresponding to the "Pricing Level" that applies at such date:

--------------------------------------------------------------------
                          Level I       Level II       Level III
--------------------------------------------------------------------
Euro-Dollar                    0.525%        0.625%          0.725%
Margin
--------------------------------------------------------------------
Facility Fee                   0.100%        0.125%          0.150%
Rate
--------------------------------------------------------------------
Letter of Credit Fee           0.525%        0.625%          0.725%
Rate
--------------------------------------------------------------------

      For purposes of this Schedule, the following terms have the following meanings:

      "Applicable Cash Flow Ratio" means, on any day, the Cash Flow Ratio on the last day of the most recently ended fiscal quarter of the Borrower for which the Borrower has delivered financial statements pursuant to subsection or , as the case may be, provided that at any time a Default exists under subsection , or , the Applicable Cash Flow Ratio shall be deemed to be greater than or equal to 2.0 to 1.

      "Level I Pricing" applies at any date if, at such date, the Applicable Cash Flow Ratio is less than .5 to 1.

      "Level II Pricing" applies at any date if, at such date, the Applicable Cash Flow Ratio is greater than or equal to .5 to 1 but less than 1.0 to 1.

      "Level III Pricing" applies at any date if, at such date, the Applicable Cash Flow Ratio is greater than or equal to 1.0 to 1.

      "Pricing Level" refers to the determination of which of Level I Pricing, Level II Pricing or Level III Pricing applies at any date.

                              PRICING SCHEDULE B


      Each of the terms "Euro-Dollar Margin", "Facility Fee Rate" "Utilization Fee Rate" and "Letter of Credit Fee Rate" means, for any date, the per annum rates set forth below in the row opposite such term and in the column corresponding to the "Pricing Level" that applies at such date:

-------------------------------------------------------------------
            Level I    Level II   Level III  Level IV   Level V
-------------------------------------------------------------------
Euro-Dollar 0.400%     0.500%     0.600%     0.700%     1.025%
Margin
-------------------------------------------------------------------
Facility    0.100%     0.125%     0.150%     0.175%     0.225%
Fee Rate
-------------------------------------------------------------------
Utilization 0.100%     0.125%     0.125%     0.125%     0.125%
Fee Rate
-------------------------------------------------------------------
Letter of   0.400%     0.500%     0.600%     0.700%     1.025%
Credit Fee
Rate
-------------------------------------------------------------------

      For purposes of this Schedule, the following terms have the following meanings, subject to the concluding paragraph of this
Schedule:

      "Level I Pricing" applies at any date if, at such date, the Borrower's long-term debt is rated A- or higher by S&P or A3 or higher by Moody's.

      "Level II Pricing" applies at any date if, at such date, (i) the Borrower's long-term debt is rated BBB+ or higher by S&P or Baa1 or higher by Moody's and (ii) Level I Pricing does not apply.

      "Level III Pricing" applies at any date if, at such date, (i) the Borrower's long-term debt is rated BBB or higher by S&P or Baa2 or higher by Moody's and (ii) neither Level I Pricing nor Level II
Pricing applies.

      "Level IV Pricing" applies at any date if, at such date, (i) the Borrower's long-term debt is rated BBB- or higher by S&P or Baa3 or higher by Moody's and (ii) none of Level I Pricing, Level II Pricing and Level III Pricing applies.

      "Level V Pricing" applies at any date if, at such date, no other Pricing Level applies.

      "Pricing Level" refers to the determination of which of Level I Pricing, Level II Pricing, Level III Pricing, Level IV Pricing or
Level V Pricing applies at any date.

      The credit ratings to be utilized for purposes of this Schedule are those assigned to the senior unsecured long-term debt securities of the Borrower without third-party credit enhancement, and any rating assigned to any other debt security of the Borrower shall be disregarded. The ratings in effect for any day are those in effect at the close of business on such day. In the case of split ratings from S&P and Moody's, if the ratings differential is more than one level, then the midpoint between the two rating (or, if there is no midpoint, the higher of the two midpoint ratings) will be used to determine the applicable Pricing Level (e.g., BBB+/A3 results in Level I Pricing; BBB/A3 and BBB-/A3 each result in Level II Pricing; BB+/A3 and BB/A3 each result in Level III pricing; BB-/A3 results in Level IV Pricing).



                                                        EXHIBIT A - Note



                                  NOTE

                                                       Chicago, Illinois
                                                    ___________ __, 2000



      For value received, Galileo International, Inc., a Delaware corporation (the "Borrower"), promises to pay to the order of ______________________ (the "Bank"), for the account of its Applicable Lending Office, the unpaid principal amount of each Loan made by the Bank to the Borrower pursuant to the Credit Agreement referred to below on the maturity date provided for in the Credit Agreement. The Borrower promises to pay interest on the unpaid principal amount of each such Loan on the dates and at the rate or rates provided for in the Credit Agreement. All such payments of principal and interest shall be made in the manner and at the place provided for in the Credit Agreement.

      All Loans made by the Bank, the respective types thereof and all repayments of the principal thereof shall be recorded by the Bank and, if the Bank so elects in connection with any transfer or enforcement hereof, appropriate notations to evidence the foregoing information with respect to each such Loan then outstanding may be endorsed by the Bank on the schedule attached hereto, or on a continuation of such schedule attached to and made a part hereof, provided that the failure of the Bank to make any such recordation or endorsement shall not affect the obligations of the Borrower hereunder or under the Credit Agreement.

      This note is one of the Notes referred to in the Credit Agreement dated as of March 8, 2000 among Galileo International, Inc., the Banks parties thereto, the Letter of Credit Issuing Banks parties thereto and Bank of America, N.A., as Agent (as the same may be amended from time to time, the "Credit Agreement"). Terms defined in the Credit Agreement are used herein with the same meanings. Reference is made to the Credit Agreement for provisions for the prepayment hereof and the acceleration of the maturity hereof.

                                    GALILEO INTERNATIONAL, INC.



                              By:
                                    Name:
                                    Title:

                    LOANS AND PAYMENTS OF PRINCIPAL


--------------------------------------------------------------------------------
      Date           Amount           Type            Amount of         Notation
                       of              of             Principal         Made By
                      Loan            Loan             Repaid
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                  EXHIBIT B - Money Market Quote Request



                   Form of Money Market Quote Request

                                                [Date]


To:               Bank of America, N.A.(the "Agent")

From:             Galileo International, Inc.

Re:               Credit Agreement (as the same may be amended from
            time to time, the "Credit Agreement") dated as of March 8, 2000 among Galileo International, Inc., the Banks parties thereto, the Letter of Credit Issuing Banks parties thereto and the Agent

      We hereby give notice pursuant to Section 2.03 of the Credit Agreement that we request Money Market Quotes for the following proposed Money Market Borrowing(s):

Date of Borrowing:      __________________

Principal Amount1                 Interest  Period2
$


      Such Money Market Quotes should offer a Money Market [Margin] [Absolute Rate]. [The applicable base rate is the London Interbank Offered Rate.]


      Terms used herein have the meanings assigned to them in the Credit Agreement.

                              Galileo International, Inc.


                              By:
                                    Name:
                                    Title:

                          EXHIBIT C - Invitation for Money Market Quotes



               Form of Invitation for Money Market Quotes


To:   [Name of Bank]

Re:   Invitation for Money Market Quotes to Galileo
      International, Inc. (the "Borrower")

      Pursuant to Section 2.03 of the Credit Agreement dated as of March 8, 2000 among Galileo International, Inc., the Banks parties thereto, the Letter of Credit Issuing Banks parties thereto and the undersigned, as Agent, we are pleased on behalf of the Borrower to invite you to submit Money Market Quotes to the Borrower for the following proposed Money Market Borrowing(s):


Date of Borrowing:      __________________

Principal Amount                        Interest Period
$



      Such Money Market Quotes should offer a Money Market [Margin] [Absolute Rate]. [The applicable base rate is the London Interbank Offered Rate.]

      Please respond to this invitation by no later than [2:00 P.M.] [9:30 A.M.] (New York City time) on [date].

                                        BANK OF AMERICA,
                                        N.A.,           as Agent


                                    By:
                                        Authorized Officer


                                          EXHIBIT D - Money Market Quote



                       Form of Money Market Quote

To:   Bank of America, N.A., as Agent

Re:   Money Market Quote to Galileo International, Inc. (the
      "Borrower")

      In response to your invitation on behalf of the Borrower dated _____________, ____, we hereby make the following Money Market Quote on the following terms:

1.    Quoting Bank: ________________________________
2.    Person to contact at Quoting Bank:

      _____________________________
3.    Date of Borrowing: ____________________*
4. We hereby offer to make Money Market Loan(s) in the following principal amounts, for the following Interest Periods and at the following rates:

Principal         Interest        Money Market     [Absolute
Amount**          Period***       [Margin****]     Rate*****]
$
$

      [Provided, that the aggregate principal amount of Money
      Market Loans for which the above offers may be accepted shall not exceed $____________.]**

__________

*     As specified in the related Invitation.
** Principal amount bid for each Interest Period may not exceed principal amount requested. Specify aggregate limitation if the sum of the individual offers exceeds the amount the Bank is willing to lend. Bids must be made for $5,000,000 or a larger multiple of $1,000,000.
*** Not less than 14 days, as specified in the related Invitation. No more than five bids are permitted for each Interest Period.
**** Margin over or under the London Interbank Offered Rate determined for the applicable Interest Period. Specify percentage (to the nearest 1/10,000 of 1%) and specify whether "PLUS" or "MINUS".
***** Specify rate of interest per annum (to the nearest 1/10,000th of 1%).

      We understand and agree that the offer(s) set forth above, subject to the satisfaction of the applicable conditions set forth in the Credit Agreement dated as of March 8, 2000 among Galileo International, Inc., the Banks parties thereto, the Letter of Credit Issuing Banks parties thereto and yourselves, as Agent, irrevocably obligates us to make the Money Market Loan(s) for which any offer(s) are accepted, in whole or in part.


                                    Very truly yours,

                                    [NAME OF BANK]



Dated:                              By:
Authorized Officer:



                         EXHIBIT E - Opinion of Counsel for the Borrower



                               OPINION OF
                        COUNSEL FOR THE BORROWER


                                    July   , 1997


To the Banks, the Issuing Banks and the Agent
   Referred to Below
c/o Bank of America, N.A., as Agent
231 South LaSalle Street
Chicago, Illinois 60697

Ladies and Gentlemen:

      I am the Senior Vice President, General Counsel and Secretary of Galileo International, Inc. (the "Borrower") and have acted as counsel for the Borrower in connection with the Credit Agreement (the "Credit Agreement") dated as of March 8, 2000 among the Borrower, the Banks parties thereto, the Letter of Credit Issuing Banks parties thereto and Bank of America, N.A., as Agent. Terms defined in the Credit Agreement are used herein as therein defined. This opinion is being rendered to you at the request of the Borrower pursuant to subsection of the Credit Agreement.

      In connection with this opinion, I have investigated such questions of law, received such information from officers and representatives of the Borrower and its Subsidiaries and examined such certificates of public officials, and corporate documents and records of the Borrower and its Subsidiaries and other documents as I have deemed necessary or appropriate for purposes of this opinion.

      In rendering my opinion I have assumed (a) the due authorization, execution and delivery of the Credit Agreement by each of the parties thereto (other than the Borrower), (b) the authenticity of all documents submitted to me as originals and (c) the conformity to original documents of all documents submitted to me as copies.

      Upon the basis of the foregoing, I am of the opinion that:

            1. The Borrower is a corporation duly organized and validly existing under the laws of the State of Delaware and has all corporate powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted.
            2. The execution, delivery and performance by the Borrower of the Credit Agreement and the Notes are (a) within the corporate powers of the Borrower, (b) have been duly authorized by all necessary corporate action, (c) require no action by or in respect of, or filing with, any governmental body, agency or official (except such filings as may be required by the Securities Exchange Act of 1934, as amended) and (d) do not contravene, or constitute a default under, any provision of applicable law or regulation or of the certificate of incorporation or by-laws of the Borrower or of any indenture or other agreement or instrument evidencing Debt of the Borrower or of any other material agreement, judgment, injunction, order, decree or other instrument known to me and binding upon the Borrower or any of its Subsidiaries or result in the creation or imposition of any Lien on any asset of the Borrower or any of its Subsidiaries.
            3. The Credit Agreement constitutes a valid and binding agreement of the Borrower and each Note constitutes a valid and binding obligation of the Borrower, in each case enforceable in accordance with its terms except, (i) as the same may be limited by bankruptcy, insolvency, fraudulent transfer or similar laws affecting creditors' rights generally and by general principles of equity, (ii) insofar as provisions contained in the Credit Agreement provide for indemnification, the enforcement thereof may be limited by public policy considerations, (iii) I express no opinion as to Section of the Credit Agreement insofar as it provides that any Bank purchasing a participation from another Bank pursuant thereto may exercise set-off or similar rights with respect to such participation and (iv) I express no opinion as to the effect of the law of any jurisdiction (other than the State of Illinois) wherein any Bank may be located or wherein enforcement of the Credit Agreement or the Notes issued thereunder may be sought which limits the rates of interest legally chargeable or collectible.
      4. There is no action, suit or proceeding pending against, or to the best of my knowledge threatened against or affecting, the Borrower or any of its Subsidiaries before any court or arbitrator or any governmental body, agency or official, in which there is a reasonable possibility of an adverse decision which could reasonably be expected to materially adversely affect the business, consolidated financial position or consolidated results of operations of the Borrower and its Consolidated Subsidiaries, considered as a whole, or which in any manner draws into question the validity or enforceability of the Credit Agreement or the Notes.

      I am admitted to practice in the State of Illinois and express no opinion as to matters governed by the laws of any jurisdiction other than the laws of the State of Illinois, the General Corporation Law of the State of Delaware, and the Federal laws of the United States of America.

      This opinion may be relied upon by each of you and any permitted successor or assignee of each of you and any representative of each of you and may not be relied upon by or disclosed to any other person (except to the extent information is permitted to be disclosed pursuant to Section of the Credit Agreement) without my prior written consent.

                                    Very truly yours,

                                    Anthony C. Swanagan


            EXHIBIT F - Assignment and Assumption Agreement

                  ASSIGNMENT AND ASSUMPTION AGREEMENT

AGREEMENT dated as of _________, ____ among NAME OF ASSIGNOR (the
"Assignor"), NAME OF ASSIGNEE (the "Assignee"), GALILEO
INTERNATIONAL, INC. (the "Borrower") and BANK OF AMERICA, N.A., as Agent (the "Agent").

      WHEREAS, this Assignment and Assumption Agreement (the
"Agreement") relates to the Credit Agreement dated as of March 8, 2000 among the Borrower, the Assignor and the other Banks parties thereto, as Banks, the Letter of Credit Issuing Banks parties thereto and the Agent (as amended from time to time, the "Credit Agreement");

      WHEREAS, as provided under the Credit Agreement, the Assignor has a Commitment to make Loans to the Borrower and participate in Letters of Credit in an aggregate principal amount at any time outstanding not to exceed $__________;

      [WHEREAS, Committed Loans made to the Borrower by the Assignor under the Credit Agreement in the aggregate principal amount of $__________ are outstanding at the date hereof;]

      [WHEREAS, Letters of Credit with a total amount available for drawing thereunder of $__________ are outstanding at the date hereof;] and

      WHEREAS, the Assignor proposes to assign to the Assignee all of the rights of the Assignor under the Credit Agreement in respect of a portion of its Commitment thereunder in an amount equal to $__________ (the "Assigned Amount"), together with a corresponding portion of its outstanding Committed Loans and Letter of Credit Liabilities, and the Assignee proposes to accept assignment of such rights and assume the corresponding obligations from the Assignor on such terms;

NOW, THEREFORE, in consideration of the foregoing and the mutual agreements contained herein, the parties hereto agree as follows:

SECTION 1. Definitions. All capitalized terms not otherwise defined herein shall have the respective meanings set forth in the Credit
Agreement.

SECTION 2. Assignment. The Assignor hereby assigns and sells to the Assignee all of the rights of the Assignor under the Credit Agreement to the extent of the Assigned Amount, and the Assignee hereby accepts such assignment from the Assignor and assumes all of the obligations of the Assignor under the Credit Agreement to the extent of the Assigned Amount, including the purchase from the Assignor of the corresponding portion of the principal amount of the Committed Loans and Letter of Credit Liabilities made by the Assignor outstanding at the date hereof. Upon the execution and delivery hereof by the Assignor, the Assignee, [the Borrower, the Agent] and the Issuing Banks and the payment of the amounts specified in Section 3 required to be paid on the date hereof (i) the Assignee shall, as of the date hereof, succeed to the rights and be obligated to perform the obligations of a Bank under the Credit Agreement with a Commitment in an amount equal to the Assigned Amount, and (ii) the Commitment of the Assignor shall, as of the date hereof, be reduced by a like amount and the Assignor released from its obligations under the Credit Agreement to the extent such obligations have been assumed by the Assignee. The assignment provided for herein shall be without recourse to the Assignor.

SECTION 3. Payments. As consideration for the assignment and sale contemplated in Section 2 hereof, the Assignee shall pay to the Assignor on the date hereof in Federal funds the amount heretofore agreed between them.3 It is understood that facility fees and/or letter of credit fees accrued to the date hereof are for the account of the Assignor and such fees accruing from and including the date hereof are for the account of the Assignee. Each of the Assignor and the Assignee hereby agrees that if it receives any amount under the Credit Agreement which is for the account of the other party hereto, it shall receive the same for the account of such other party to the extent of such other party's interest therein and shall promptly pay the same to such other party.

SECTION 4. Consent of the Borrower, the Agent and the Issuing Banks. This Agreement is conditioned upon the consent of the Borrower, the Agent and the Issuing Banks pursuant to subsection of the Credit Agreement. The execution of this Agreement by the Borrower, the Agent and the Issuing Banks is evidence of this consent. Pursuant to subsection , the Borrower agrees to execute and deliver a Note payable to the order of the Assignee to evidence the assignment and assumption provided for herein.

SECTION 5. Non-Reliance on Assignor. The Assignor makes no representation or warranty in connection with, and shall have no responsibility with respect to, the solvency, financial condition, or statements of the Borrower, or the validity and enforceability of the obligations of the Borrower in respect of the Credit Agreement or any Note or Letter of Credit. The Assignee acknowledges that it has, independently and without reliance on the Assignor, and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement and will continue to be responsible for making its own independent appraisal of the business, affairs and financial condition of the Borrower.

SECTION 6. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Illinois.

SECTION 7. Counterparts. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and delivered by their duly authorized officers as of the date first above written.


                              NAME OF ASSIGNOR


                              By:
                                    Name:
                                    Title:


                              NAME OF ASSIGNEE



                              By:
                                    Name:
                                    Title:

                        [CONSENTED TO:

                              GALILEO INTERNATIONAL, INC.



                              By:
                                    Name:
                                    Title:


                              CONSENTED TO:

                                    BANK OF AMERICA, N.A.,
                                 as Agent



                              By:
                                    Name:
                                    Title:


                              CONSENTED TO:

                                    NAME OF ISSUING BANK,
                                 as Issuing Bank



                              By:
                                    Name:

Title:                                       ]




--------
1 Amount must be $5,000,000 or a larger multiple of $1,000,000.
2 Not less than 14 days, subject to the provisions of the definition of Interest Period.
3 Amount should combine principal together with accrued interest and breakage compensation, if any, to be paid by the Assignee, net of any portion of any upfront fee to be paid by the Assignor to the Assignee. It may be preferable in an appropriate case to specify these amounts generically or by formula rather than as a fixed sum.



Exhibit 10.7

          AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO,
        not personally, but as Trustee under Trust No. 107101-01
                      c/o Heitman Properties Ltd.
                           9700 Higgins Road
                        Rosemont, Illinois 60018


                              May 12, 1995


Galileo International Partnership
5350 South Valentia Way
Englewood, Colorado 80111

      Re:   Office Lease dated March 31, 1995 by and between American
National
            Bank and Trust Company of Chicago, not personally, but as
Trustee
            Under Trust No. 107101-01, and Galileo International
Partnership
            (the "Lease")


      This letter is to confirm our agreement that Section 30.05(C)(1) of the Lease shall be amended by substituting the date "April 1, 1997" for the date "April 1, 1995" in the 20th line thereof. Except as modified herein, the Lease shall remain in full force and effect in accordance with its terms.


                              AMERICAN NATINAL BANK AND TRUST
                              COMPANY OF CHICAGO, not personally, but
solely
                              As Trustee under Trust No. 107101-01



                              By: _________________________________
                              Its: __________________________________



Acknowledged and agreed:

GALILEO INTERNATIONAL PARTNERSHIP


By: _______________________________
Its: _______________________________


Exhibit 10.8

                            FIRST AMENDMENT TO LEASE


      THIS FIRST AMENDMENT TO LEASE (the "First Amendment"), is made as of the September, 1995 by and between AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, not personally, but solely as Trustee under Trust Agreement known as Trust No. 107101-01 ("Landlord"), and GALILEO INTERNATIONAL PAARTNERSHIP, A Delaware general partnership ("Tenant").

WITNESSETH:

      A. Landlord and Tenant entered into a certain Office Lease (the "Original Lease") dated March 31, 1995, whereby Landlord lease to Tenant certain premises consisting of approximately 85,521 square feet of retable area contained on the concourse level and 3rd, 4th and 10th floors of that certain office building known as Orchard Point office Center and located at 9700 Higgins Road, Rosemont, Illinois, for a lease Term expiring on March 31, 2000;

      B.  Whereas   Landlord  and  Tenant  amended  the  Original  lease
pursuant to a letter agreement dated May 12, 1995;

      C. Landlord and Tenant desire to extend the term of the Second Floor Temporary Space for a period of five 95) months and to adjust the rental rate with respect to such extension term.

      NOW, THEREFORE,    in  consideration  of the mutual  covenants and
agreements herein and in the Lease contained, it is hereby agreed as follows:

      1.  DEFINED  TERMS.  Each  capitalized  term  used in  this  First
Amendment shall have the same meaning ascribed to such term in the Lease.

      2. RENEWAL OF TERM. The expiration date of the Lease Term for the Second Floor Temporary Space, Suite 200, is extended from
September 30, 1995 to February 29, 1996. All of the terms and provisions of the Lease shall apply with respect to that part of the Lease Term occurring after September 30, 1995, except as is otherwise provided in this First Amendment. To the extent of any conflict between the terms of the Lease and the terms of this First Amendment, the terms of the First Amendment shall be controlling.

      a) In addition to Rent for the Premises and any other Temporary space in the Building, effective as of October 1, 1995, the Base Rent payable under the Lease for the renewal term of the Second Floor Temporary Space shall be one hundred sixty two thousand ten 9$162,010.00) [an annual rate of $17.00 per square foot], payable in equal monthly installments of thirteen thousand five hundred and 83/100 ($13,500.83); and

      b) Tenant shall not be entitled to any abatement of Base Rent or Rent Adjustment under or by reason of this First Amendment; and

      c) Base Rent for the renewal term of the Second Floor Temporary Space shall not be adjusted pursuant to Section 4 of the Original Lease; and

      d) Tenant represents that Landlord is not in default of the Lease and that Landlord shall have no obligation to improve, or perform any work in the Second Floor Temporary Space, make any contribution toward such work or make any other financial concession to or for Tenant.

      3. BROKER. Tenant represents that except for Heitman Properties Ltd. ("Heitman") Tenant has not retained, contracted or dealt with any real estate broker, salesperson or finder in connection with this First Amendment, and not such person initiated or participated in the negotiation of this First Amendment. Tenant shall agree to indemnify and hold Landlord and Heitman harmless from and against any and all liabilities and claims for commissions and fees arising out of a breach of the foregoing representation. Landlord shall be responsible for the payment of any commissions or fees due to Heitman upon separate agreements with Heitman.

      4. SUBMISSION. Submission of this First Amendment by Landlord or Landlord's agent, or their respective agents or representative, to Tenant for examination and/or execution shall not in any manner bind Landlord and no obligations on Landlord shall arise under this First Amendment unless and until this First Amendment is fully signed and delivered by Landlord and Tenant; provided, however, the execution and delivery by Tenant of this First Amendment to Landlord or Landlord's agent or their respective agents or representatives shall constitute an irrevocable offer by such party to enter into the transactions contemplated by this First Amendment on the terms and conditions herein contained, which offer may not be revoked for thirty (30) days after such delivery.

      5. BINDING EFFECT. This First Amendment shall be binding upon and inure to the benefit of Landlord, Tenant and their respective successors and permitted assigns.

6.    LANDLORD'S      LEASE      UNDERTAKINGS-EXCULPATION      FROM
         PERSONAL LIABILITY; TRANSFER OF LANDLORD'S INTEREST

      6.01 Landlord's Lease Undertakings. Notwithstanding anything to the contrary contained in this Lease or in any exhibits, Riders or addenda hereto attached (collectively the "lease Documents"), it is expressly understood and agreed by and between the parties hereto that: (a) the recourse of Tenant or its successors or assigns against landlord with respect to the alleged breach by or on the part of
Landlord of any representation, warranty, covenant, undertaking or agreement contained in any of the Lease Documents (collectively, "Landlord's Lease Undertakings") shall extend only to Landlord's interest in the real estate of which the Premises demised under the lease documents are a part ("Landlord's Real Estate") and not to any other assets of Landlord or its beneficiaries; and (b) except to the extent of Landlord's interest in Landlord's Real Estate, no personal liability or personal responsibility of any sort with respect to any of Landlord's Lease Undertakings or any alleged breach thereof is assumed by, or shall at any time be asserted or enforceable against, Landlord, Heitman/JMB Advisory Corporation or Heitman Properties Ltd., or against any of their respective directors, officers, employees, agents, constituent partners, beneficiaries, trustees or representatives.

      It is expressly understood and agreed by and between the parties hereto, anything herein to the contrary notwithstanding, that each and all of the representations, warranties, covenants, undertakings and agreements herein made on the part of landlord while in form purporting to be the representations, warranties, covenants, undertakings and agreements of Landlord are nevertheless each and every one of them made and intended, not as personal representations, warranties, covenants, undertakings and agreements by Landlord or for the purpose or with the intention of binding Landlord personally, but are made and intended for the purpose only of subjecting Landlord interest in the Building, the Land and the Premises to the terms of this lease and for no other purpose whatsoever, and in case of default hereunder by Landlord (or default through, under or by any of its beneficiaries, or agents or representatives of said beneficiaries), the Tenant shall look solely to the interests of Landlord in the Building and Land; that this lease is executed and delivered by
Landlord not in its own right, but solely in the exercise of the powers conferred upon it as such Trustee: that neither the Landlord nor any of Landlord's beneficiaries shall have any personal liability to pay any indebtedness accruing hereunder or to perform any covenant, either express or implied, herein contained, and no liability or duty shall rest upon Landlord to sequester the trust estate or the rents, issues and profits arising therefrom, or the proceeds arising from any sale or other disposition thereof; and that no personal liability or personal responsibility of any sort is assumed by, nor shall at any time be asserted or enforceable against, said Landlord, American
National Bank and Trust Company of Chicago, a national baking association, individually or personally, but only as Trustee under the provision of a Trust Agreement dated December 6, 1988 and known as its Trust No. 107101-01, or against any of the beneficiaries under said Trust Agreement, or their respective agents, on account of this lease or on account of this lease or on account of any representation, warranty, covenant, undertaking or agreement of Landlord in this lease contained, either express or implied, all such personal liability, if any, being expressly waived and released by Tenant and by all persons claiming by, through or under Tenant.

      IN WITHNESS WHEREOF, this First Amendment is executed as of the day and year aforesaid.


LANDLORD:

AMERICAN NATIONAL BANK AND TRUST
COMPANY OF CHICAGO, not personally, but solely as Trustee aforesaid

By: ______________________

Its:______________________

TENANT:

GALILEO INTERNATIONAL PARTNERSHIP,
A Delaware general partnership


By:____________________________

Its:____________________________



Exhibit 10.9



                        FIRST AMENDMENT TO LEASE

     THIS FIRST AMENDMENT TO LEASE is made his 30th day of October, 1997, by and between AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, not personally but solely as Trustee under Trust No. 107101-01 ("Landlord"), and GALILEO INTERNATIONAL, L.L.C., a Delaware limited liability company (as successor-by-merger to Galileo International Partnership) ("Tenant").

                              WITNESSETH:

     A. Landlord an Tenant's predecessor-in-interest Galileo International Partnership, a Delaware general partnership ("GIP"), entered into a certain OfficeLease (file "Lease") dated March 31, 1995, whereby Landlord leased to GIP certain premises (the "Original Premises") consisting of approximately 85,521 rentable square feet located on the concourse level and 3rd, 4th and 10th floors of that certain building (the "Building") known as Orchard Point Office Center, located at 9700 Higgins Road, Rosemont, Illinois.

     B. GIP merged into Tenant and succeeded to the interest of the "Tenant" under the Lease.

     C. Landlord and Tenant desire to amend the Lease to reflect the lease by Landlord to Tenant of certain additional space, all as set forth below.

     NOW, THEREFORE, in consideration of the mutual covenants and agreements herein and in the Lease contained, it is hereby agreed as follows:

     1. Defined Terms. Each capitalized term used as a defined term in this Amendment but not otherwise defined herein shall have the same meaning ascribed to such term in the Lease.
     2. Additional Space. Landlord leases to Tenant and Tenant leases from Landlord certain premises in the Building, consisting of approximately 32,801 rentable square feet (consisting of (i) approximately 23,7a.6 rentable square feet on the second floor of the Building [which is the balance of the rentable area on such floor that is not now leased by Tenant, as shown on the plan attached hereto as Exhibit "A"], (ii) approximately 8310 rentable square feet on the first floor of the building [as shown on the plan attached hereto as Exhibit "B"] and (iii) approximately 755 rentable square feet on the concourse level of the Building known as Suite 45 [as shown on the plan attached heteto as Exhibit "C"]) (collectively, the "Additional Space"). The Additional Space is leased to Tenant subject to all of the same terms and provisions as are contained in the Lease, except as otherwise set forth herein. The Additional Space is leased for a lease term commencing on the date (the "Additional Space Commencement Date") which is the first to occur of (a) November 1, 1997 or (b) the date Tenant first occupies any portion of the Additional Space, and expiring on the Expiration Date. The date set forth in clause (a) of the immediately preceding sentence of this Paragraph 3 may be extended as provided in Paragraph 5D below From and after the Additional Space Commencement Date, the term Premises" as used and defined in the Lease, as amended hereby, shall be deemed to mean and refer to the Original Premises plus the Additional Space.

      3.         Expansion of Space.

     A. By written notice to Landlord given not later than October 31, 1997 (the "Expansion Space Notice Date"), Tenant shall have the option (the "Additional Space Expansion Option") to expand the Additional Space to also consist of approximately 5,774 rentable square feet on the eighth floor of the Building (the "Expansion Space"), as shown on the plan attached hereto as Exhibit "D." If Tenant exercises the Additional Space Expansion Option, Landlord reserves the right to substitute any of the space in the Building selected by Landlord for the Expansion Space described herein, provided such substituted space shall have a reasonably comparable rentable area as the Expansion Space described herein.

     B. Notwithstanding anything in subparagraph A above to the contrary, if Landlord receives a bona fide offer to lease the Expansion Space prior to the Expansion Space Notice Date, then Landlord shall notify Tenant of such offer and the Expansion Space Notice Date shall instead be the date that is five days after Landlord's notice notifying Tenant of such bona fide offer.

     C. If Tenant exercises the Additional Space Expansion Option, the Expansion Space shall be deemed to be part of the Additional Space and the provisions of this Amendment shall also apply to the Expansion Space. Landlord and Tenant shall promptly execute an instrument confirming Tenant's exercise of the Additional Space Expansion Option and the lease of the Expansion Space by Landlord to Tenant.

      4.         Rent

     A. Commencing on the Additional Space Commencement Date, Base Rent for the Additional Space (not including the Expansion Space, if applicable) shall be as follows:

     Year of Lease Term
     (commencing on the
      Additional Space
     Commencement Date            Annual(ized) Base Rent  Monthly Base Rent

            1                             $360,810.96        $30,067.58
            2                              393,612.00         32,801.00
            3*                             426,413.04         35,534.42

     * The Lease Term expires March 31, 2000



If Tenant exercises the Additional Space Expansion Option, commencing on the Additional Space
Commencement Date, Base Rent for Expansion Space shall be as follows:

     Year of Lease Term
     (commencing on the
     Additional Space
     Commencement Date)          Annual(ized) Base Rent  Monthly Base Rent

            1                        $63,513,96              $5,292.83
            2                         69,288.00               5,774.00
            3*                        75,062.04               6,255.17

     * The Lease Term expires March 31, 2000.

Provided that if Landlord exercises its right set forth in paragraph 3A above to substitute other space in the Building for the Expansion Space described herein, the rate of annual Base Rent for such substituted Expansion Space shall be as follows:

                         Year of Lease Term
Annual Rate of
                         (commencing on the                       Base
Rent per rentable
                              Additional Space
square foot of
                         Commencement Date)                      the
substituted

Expansion Space

                                    1
$11.00
                                    2
12.00
                                    3*
13.00

     * The Lease Term expires March 31, 2000.

(Such annual Base Rent shall be payable in equal monthly installments of Monthly Base Rent).

     Base Rent for the Original Premises shall not be affected by this Amendment.

     B. Tenant shall remain obligated to pay tax and Operating Expense Adjustment, as provided in the Lease, provided that effective as of the Additional Space Commencement Date, the percentage set forth in Section 1.08 of the Lease with respect to Tenant's percentage Share shall be changed to 43.04% (or 45.15% if Tenant bas exercised the Additional Space Expansion Option).

      5.    Condition of Premises; Delivery

     A. No agreement of Landlord to alter, remodel, decorate, clean or improve the additional Space, the Original Premises or the Building (or to provide Tenant with any credit or allowance for the same), and no representation regarding the condition of the Additional Space, the Original Premises or the Building, have been made by or on behalf of Landlord or relied upon by Tenant except as provided in this Paragraph 5. Tenant shall accept the Additional Space in its "as is" condition as of the Additional Space Commencement Date.

     B. Provided Tenant is not in Default under the Lease, as amended hereby, and further provided that the Lease, as amended hereby, remains in full force and effect, upon Tenant's request at any time from and after the Additional Space Commencement Date. Landlord shall provide Tenant with a decorating allowance (the "Allowance") in the amount of $160,23 0 (plus, if Tenant has exercised the Additional Space Expansion Option, an amount equal to $5.00 per rentable square foot of the Expansion Space) to pay for tenant improvement work (the "Work") performed by Tenant in the Additional Space to prepare such Additional Space for Tenant's initial occupancy or in the Original Premises for refurbishment thereof. If Tenant fails to request the Allowance, or any part thereof, prior to the expiration or termination of the Lease Term, the Allowance, or such part thereof, shall revert to Landlord and Tenant shall have no further interest in such amount. Tenant shall be entitled to perform the Work in accordance with thee provisions of Article IX of the Lease. The Allowance shall be disbursed to Tenant on a progress basis, based upon draw requests submitted by Tenant to Landlord for work performed, together with sworn contractor's statements, Tenant Affidavits and lien waivers applicable to such Work and which substantiate the amount to which Tenant seeks reimbursement from thee Allowance. Such draw requests shall not be submitted more frequently than monthly.

     C. In no event shall Landlord be liable to Tenant if Landlord is unable to deliver possession of the Additional Space on the date stated in clause (a) of the third sentence of Paragraph 2 for any reason (including, without Limitation, the failure of any existing tenant in Additional Space to timely vacate its premises). If Landlord is unable to deliver possession of any portion of file Additional Space (i.e., the original Additional Space or the Expansion Space) to Tenant by the date stated in clause (a) of the third sentence of Paragraph 2, then (i) such date stated in clause (a) of the third sentence of Paragraph 2 shall be deferred with respect to such portion of the Additional Space until Landlord can deliver possession of such portion of the Additional Space to Tenant, (ii) the Lease, as amended hereby, shall remain in full force and effect and (iii) Monthly Base Rent for such portion of file Additional Space shall be abated for the 14 day period commencing on file date Landlord delivers possession of such portion of the Additional Space to Tenant. Notwithstanding the foregoing, if Landlord is unable to deliver possession of the Additional Space to Tenant by the date stated in clause (a) of the third sentence of Paragraph 2 due to a delay attributable to Tenant, then the date stated in clause (a) of the third sentence of Paragraph 2 shall not be deferred and Landlord shall have no liability on account of such delay (and rent due for the Additional Space shall not abate).


     6. Modifications. Article XXX of the Lease is hereby deleted and of no further force or effect. Article XXXI of the Lease is hereby amended so that the "Expansion Space" described therein shall not include any portion of the second floor of the Building.




     7. Communications and Computer Lines. Tenant may, in a manner consistent with the provisions and requirements of the Lease, as amended, install, maintain, replace, remove or use any communications or computer wires, cables and related devices (collectively, the "Lines") at the Building in or serving the Premises, provided: (a) Tenant shall obtain Landlord's prior written consent which consent may be conditioned as reasonably required by Landlord, (b) if Tenant at any time uses any equipment that may create an electromagnetic field exceeding the normal insulation ratings of ordinary twisted pair rise cable or cause radiation higher than normal background radiation, the Lines therefor (including riser cables) shall be appropriately insulated to prevent such excessive electromagnetic fields or radiation, and (c) Tenant shall pay all costs in connection therewith. Landlord reserves the right to require that Tenant remove any Lines which are installed in violation of these provisions.

     Landlord may (but shall not have the obligation to): (i) install new Lines at the Building and (ii) create additional space for Lines at the Building; and adopt reasonable and uniform rules and regulations with respect to the Lines.

     Notwithstanding anything to the contrary contained in the Lease, Landlord reserves the right to require that Tenant remove any or all Lines installed by or for Tenant within or sending the Additional Space upon termination of the Lease, as amended hereby (the provisions of this sentence shall not apply to the Lines in the Original Premises and the provisions of the last parenthetical clause of insert 9.04 of the Lease regarding Lines shall not apply to the Lines in the Additional Space). Tenant shall not without the prior written consent of Landlord in each instance (which consent shall not be unreasonably withheld), grant to any third party a security interest or lien in or on the lines, and any such security interest or lien granted without Landlord's written consent shall be null and void, Except to the extent arising from the intentional or negligent acts of Landlord or Landlord's agents or employees, Landlord shall have no liability for damages arising from and, Landlord does not warrant that Tenant's use of any Lines will be free from the following (collectively, called "Line Problems"): (x) any eavesdropping or wire-tapping by unauthorized parties, (y) any failure of any Lines to satisfy Tenant's requirements, or (z) any shortages, failures, variations, interruptions, disconnections, loss or damage caused by the installation, maintenance, replacement, use or removal of Lines by or for other tenants or occupants at the Building. Under no circumstances shall any Line Problems be deemed an actual or constructive eviction of Tenant, render Landlord liable to Tenant for abatement of Rent, or relieve Tenant from performance of Tenant's obligations under the Lease, as amended hereby. Landlord in no event shall be liable for damages by reason of loss of profits, business interruption or other consequential damage arising from any Line problems.

     8. Broker. Tenant represents and warrants to Landlord that except for Heitman Properties Ltd, ("Heitman") and Tanguay-Burke-Stratton (collectively, the "Brokers"), Tenant has not dealt with any real estate broker, salesperson or finder in connection witl1 this Amendment, and no such person initiated or participated in the negotiation of this Amendment. Tenant hereby agrees to indemnify and hold harmless Landlord and Heitman from and against any and all liabilities and claims for commissions and fees arising out of a breach of the foregoing representation. Landlord shall be responsible for the payment of any commissions or fees due to the Brokers based upon a separate agreement with the Brokers.

     9. Conflict. In the event of any conflict between the terms or provisions of the Lease and the terms or provisions of this Amendment, the terms and provisions of this Amendment shall govern and Control.

     10. Effect of Amendment. As amended by this Amendment, the Lease shall remain in full force and effect. Tenant ratifies and confirms all of the terms and conditions of the Lease, as amended hereby, and acknowledges hat it is bound by all of file liabilities and obligations of the "Tenant" under the Lease, as amended hereby. Landlord ratifies and confirms all of the terms and conditions of the Lease, as amendment hereby, and acknowledges that it is bound by all of the liabilities and obligations of the "Landlord" under the Lease, as amended hereby.

      11. Submission. Submission of this Amendment by Landlord or Landlord's beneficiary or agent to Tenant or its agent or representative, for examination and/or execution shall not constitute a reservation of or option for the Premises or in any manner bind Landlord and no obligation on Landlord shall arise under the Amendment unless and until this Amendment is fully signed and delivered by Landlord and Tenant; provided, however, the execution and delivery by Tenant of this Amendment to Landlord or Landlord's beneficiary, or its agent or representative, shall constitute an irrevocable offer by Tenant to enter into the transactions described herein, which offer may not be revoked by Tenant for fifteen (15) business days after such delivery.

     12. Landlord's Lease Undertakings. Notwithstanding anything to the contrary contained in the Lease, as amended hereby, or in any exhibits, Riders or addenda hereto attached (collectively, file "Lease Documents"), it is expressly understood and agreed by and between the parties hereto that: (a) the recourse of Tenant or its successors or assigns against Landlord with respect to the alleged breach by or on the part of Landlord of any representation, warranty, covenant, undertaking or agreement contained in any of the Lease Documents or otherwise arising out of Tenant's use of the Premises or the Building (collectively, "Landlord's Lease Undertakings") shall extend only to Landlord's interest in the real estate of which the Premises demised under the Lease Documents are a part ("Landlord's Real Estate") and not to any other assets of Landlord or its beneficiaries; and (b) except to the extent of Landlord's interest in Landlord's Real Estate, no personal liability or personal responsibility of any sort with respect to any of Landlord's Lease Undertakings of any alleged breach thereof is assumed by, or shall at any time be asserted or enforceable against, Landlord, Heitman Capital Management Corporation or Heitman Properties Ltd., or against any of their respective directors, officers, employees, agents, constituent partners, beneficiaries, trustees or representatives. Notwithstanding the foregoing, Landlord agrees for so long as Landlord of an affiliate of Landlord owns Landlord's Real Estate and Landlord's current beneficiary or an affiliate of Landlord's beneficiary owns the beneficial interest in Landlord, Landlord shall maintain an equity interest in Landlord's Real Estate of not less than Five Million Dollars ($5,000,000).

     It is expressly understood and agreed by and between the parties hereto, anything herein to the contrary notwithstanding, that each and all of the representations, warranties, covenants, undertakings and agreements herein made on the part of Landlord while in form purporting to be the representations, warranties, covenants, undertakings and agreements of Landlord are nevertheless each and every one of them made and intended, not as personal representations, warranties, covenants, undertakings and agreements by Landlord or for the purpose or with the intention of binding Landlord personally, but are made and intended for the purpose only of subjecting Landlord's interest in the Building, the Land and the Premises to the terms of the Lease, as amended hereby, and for no other purpose whatsoever, and in case of default hereunder by Landlord (or default through, under or by any of its beneficiaries, or agents or representatives or said beneficiaries), the Tenant shall look solely to the interests of Landlord in the Building and the land; that this Amendment is executed and delivered by Landlord not in its own right, but solely in the exercise of the powers conferred upon it as such Trustee; that neither the Landlord not any of Landlord's beneficiaries shall have any personal liability to pay any indebtedness accruing hereunder or to perform any covenant, either express or implied, herein contained, and no liability or duty shall rest upon Landlord to sequester the trust estate or the rents, issues and profits arising therefrom or the proceeds arising from any sale or other disposition thereof; and that no personal liability or personal responsibility of any sort is assumed by, nor shall at any time be asserted or enforceable against said Landlord, American National Bank and Trust Company of Chicago, a national banking association, individually or personally, but only as Trustee under the provisions of a Trust Agreement known as its Trust No. 107101-01, or against any of the beneficiaries under said Trust Agreement, or their respective agents, on account of the Lease, as amended hereby, or on account of any representation, warranty, covenan4 undertaking or agreement of Landlord contained in the Lease, as amended hereby, either express or implied all such personal liability, if any, being expressly waived and released by Tenant and by all persons claiming by, through or under Tenant.

      IN  WITNESS   WHEREOF,   the  parties   hereto  have  caused  this
Amendment to be duly
executed and delivered as of the day and year first written above.


TENANT:                                         LANDLORD:

GALILEO INTERNATIONAL, L.L.C.,                  AMERICAN NATIONAL BANK
a Delaware limited liability company (as        AND          TRUST
COMPANY OF
successor-by-merger to Galileo International                CHICAGO,
not personally but solely as
Partnership)                                          Trustee as aforesaid


By:__________________________
By:_____________________________
Title:________________________
Title:___________________________



Exhibit 10.10





                 SECOND AMENDMENT TO LEASE AND RENEWAL AGREEMENT

THIS SECOND AMENDMENT TO LEASE AND LEASE RENEWAL AGREEMENT ("Amendment") is made as of the 3rd day of March, 1999, by and between AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, not personally but solely as Trustee under Trust No. 107101-01 ("Landlord"), and GALILEO INTERNATIONAL, L.L.C., a Delaware limited liability company (as successor-by-merger to Galileo International Partnership) ("Tenant").

                                   WITNESSETH:

     A. Landlord and Tenant's predecessor-in-interest, Galileo International Partnership, a Delaware general partnership ("GIP"), entered into a certain Office Lease and Rider (the "Original Lease") dated March 31, 1995, whereby Landlord leased to GIP certain premises (the "Original Premises") consisting of approximately 85,521 rentable square feet located on the concourse level and on the 3rd, and 4th, floors of that certain building (the "Building") known as Orchard Point Office Center, located at 9700 Higgins Road, Rosemont, Illinois, for a five (5) year lease term (the"Original Term) expiring on March 31, 2000.

     B. Landlord and GIP amended Section 30.05 of the Original Lease by a certain letter agreement dated May 12, 1995 (the "Letter Agreement").

     C. By First Amendment to Lease dated as of September 19, 1995 ("Amendment No. l"), Landlord and GIP extended the term of the Second Floor Temporary Space (as defined in the Original Lease).

     D. By Merger Agreement dated as of July 30, 1997, GIP merged into Tenant and Tenant succeeded to the interest of the "Tenant" under the Lease.

     E. By an instrument also entitled First Amendment to Lease dated October 3 0, 1997 (the "First Amendment"), Tenant added to the Original Premises 32,801 rentable square feet of space in the Building consisting of Suites 45 (on the concourse level), 100 (on the first floor) and 200 (on the second floor). (The Original Premises, as so expanded, is hereinafter referred to as the "Existing Premises".)

     F. By Automatic Throwover Switch Agreement dated July 24, 1998 (the "ATS Agreement"), an automatic throwover switch (the "ATO Switch") was purchased and installed at the Building.

     G. Landlord and Tenant desire to extend the Original Term by ten (10) years and three (3) months on the terms and conditions set forth below.



     NOW, THERFFORE in consideration of the mutual covenants and agreements herein and in the Lease contained, it is hereby agreed as follows:

     l. Recitals. The Recitals set forth above shall be deemed to be part of this Amendment as if they were set forth as numbered paragraphs herein.

     2 Defined Terms. Each capitalized term used as a defined term in this Amendment but not otherwise defined in this Amendment shall have the same meaning ascribed to such term in the Lease. As used herein, the term "Lease" shall mean the Original Lease, as amended by the Letter Agreement, Amendment No. 1, the First Amendment and the ATS Agreement. During the extended Term (as defined in Section 3 below), the "Rentable Area of the premises" shall mean fifty-eight thousand four hundred eighty-eight (58,488) square feet comprised of the following spaces (all as shown on the drawings attached hereto as Exhibit A-l):

             (a)    Suite 300 -29,244 rentable square feet.
             (b)    Suite 400 -29,244 rentable square feet.

During the Extended Term, "Tenant's percentage Share" shall mean twenty-one and two hundred twenty-seven thousandths percent (21.227%). During the Extended Term, the "Premises" shall mean said suites 3 00 and 400. Notwithstanding the foregoing, if Tenant exercises the Expansion Option [as defined in Section 16 below], then Rentable Area of file premises, Tenant's Percentage Share and the Premises each shall have its respective meaning determined pursuant to Section 16 below.

     3. Extension of Term. The Original Term is hereby extended for one additional period of ten (10) years and three (3) months commencing on April l, 2000 and ending on June 30, 2010. Accordingly, the Expiration Date of the Lease Term is hereby extended from March 31, 2000 to June 30, 2010. As used in this Amendment the term "Extended Term" shall mean the ten (10) year three (3) month period commencing on April 1, 2000 and ending on June 30, 2010. As used herein and in the Lease, the term "Lease Term" shall mean the Original Term, as extended by the Extended Term. As used in the Work Letter Agreement attached hereto as Exhibit B (the "Work Letter"), "Lease Year" of the Extended Term shall mean each one-year period from April 1 through the following March 31 commencing with the one-year period beginning on April l, 2000, All of the provisions of the Lease, as amended by this Amendment, shall apply to the balance of the Lease Term, except as otherwise provided in this Amendment.

     4. Base Rent; Abatement. (a) Base Rent. Base Rent for the Premises during the Extended Term shall be payable by Tenant to Landlord in the following amounts for the following periods:

       Period                  Annual Base Rent            Monthly  Base Rent
  4/1/2000 - 3/31/2001             $935,808.00                 77,984.OO


       Period                  Annual Base Rent            Monthly  Base  Rent
      4/1/01 - 3/31/02              963,882.24                 80,323.52
      4/1/02 - 3/31/03              992,798.76                 82,733.23
      4/1/03 - 3/31/04              1,022,582.64               85,215.22
      4/1/04 - 3/31/05              1,053,260.04               87,771.67
      4/1/05 - 3/31/06              1,084,857.84               90,404.82
      4/1/06 - 3/31/07              1,117,403.50               93,116.96
      4/1/07 - 3/31/08              1,150,925.64               95,910.47
      4/1/08 - 3/31/09              1,185,453,36               98,787.78
      4/1/09 - 3/31/10              1,221,016.80               101,751.40
      4/1/10 - 6/30/10              1,257,647.28               104,803.94

Notwithstanding the foregoing, if Tenant exercises the Expansion Option, then Base Rent shall be the amounts and for the periods specified in Section 16 below. Except as provided for in Section 4(b) below, there shall be no abatement of Base Rent under or by reason of this Amendment.

     (b) Abatement. Notwithstanding Section 4(a) of this Amendment (containing the Base Rent provisions) to the contrary, no Monthly Base Rent shall be due for the first three (3) months of the Extended Term (i.e. - the calendar months of April, May and June of 2000). Tenant understands that the foregoing abatement shall pertain only to Monthly Base Rent and not to any other component of Rent payable under the Lease, as amended by this Amendment and Tenant shall pay all Rent Adjustments which shall be due during or for each of such months as provided for in Sections 4.02 and 4.03 of the Original Lease, and all other rent due during or for each of such months including, without limitation, Storage Space Rent. Landlord and Tenant further agree that the abatement of Monthly Base Rent described in the first sentence of this Section 4(b) is conditional abatement, and that Tenant shall be entitled to such abatement only upon the condition that no breach or default occurs under the Lease, as amended hereby, which is not cured within the cure period, if any, provided therefore in the Lease, either prior to or during the period in which Tenant otherwise would be entitled to receive such abatement. In the event of the occurrence of any such breach or default, Tenant shall not be entitled to any abatement of Base Rent which Tenant otherwise would have been entitled to receive during the pendency of, and for so long as, such breach or default by Tenant under the Lease remains uncured.

     (c) Rent Adjustments. Tenant shall remain obligated to pay Tax and Operating Expense Adjustment, as provided for in the Lease, both prior to and during the Extended Term. Landlord agrees that the amount of the Operating Expenses for the calendar year of 2000 shall not exceed one hundred five percent (105%) of the actual Operating Expenses for the calendar year of 1999, and the Operating Expenses for the calendar year of 2001 shall not exceed one hundred five percent (105%) of the actual Operating Expenses for the calendar year of 2000. Such limitations on Operating Expenses shall apply only to Operating Expenses for the calendar years of 2000 and 2001 and not to Property Taxes for any calendar year or to Operating Expenses for any other calendar year, and such limitations shall not limit or otherwise effect Tenant's obligations regarding the payment of any other component of Rent or otherwise limit the amount of Tenant's Tax and Operating Expense Adjustment for any other calendar year during the Original Term or the Extended Term.

     5. Condition of Premises and Building; Surrender of part of Existing premises

     (a) No Agreement of Landlord to alter, remodel, decorate, clean or improve the Premises, or any portion thereof, or the Building (or to provide Tenant with any credit or allowance for file same), and no representation regarding the condition of the Premises or the Building, have been made by or on behalf of Landlord or relied upon by Tenant except Landlord has agreed to provide the Landlord's Contribution (as defined in the Work Letter) during the initial seven
(7) Lease Years of the Extended Term on the term and conditions, and as otherwise provided for, in the Work Letter Agreement. Tenant agrees to accept the Premises and the balance of the Building in their respective "as is" condition and "with all faults".

     (b) If Tenant fails to exercise the Expansion Option, then Tenant shall surrender to Landlord by the commencement date of the Extended Terms all of the Existing Premises other than Suites 300 and 400 in the condition required by
Section 9.04 of the Original Lease.

     6. Storage Space. During the Extended Term, Tenant shall continue to lease the Storage Space (consisting of 3,085 rentable square feet) identified as Storage Space No. 6, located on the concourse leve1 of the Building. Tenant agrees to accept the Storage Space in its "as is" condition and "with all faults", without any representation, credit or allowance from Landlord with respect to the improvement thereof Landlord shall continue to provide to the Storage Space heating, air conditioning, janitorial and freight elevator service at levels and at times as are substantially in accordance with past practices. As of the commencement of the Extended Term, Storage Space Rent shall be Three Thousand Five Hundred Ninety-Nine Dollars and 17/100ths ($3,599.17) per month. In addition, Tenant shall pay for all electricity consumed in the Storage Space. Monthly payments of the Storage Space Rent shall be payable at the same time and in the same manner as monthly installments of Base Rent. Charges for consumption of supplement services for the Storage Space requested by Tenant shall be payable within a reasonable period of time after billing. The Storage Space Rent for the Renewal Term (as defined in Section 7 below), if applicable, shall be equal to the rental rate Landlord is generally charging the other tenants in the Building for storage space similar in size, location and level of service to the Storage Space. In no event, however, shall Tenant have or be entitled to exercise file remedies set forth in Insert No. 2 of the Rider to the Original Lease for any purported interruption in services in or for the Storage Space. Tenant understands and reconfirms that it shall use the Storage Space only for storage of normal office equipment and supplies and business records and, if allowed by applicable laws, codes and ordinances, for the operation of computer equipment and a mail room. Tenant shall keep the Storage Space in a neat and orderly condition.


     7. Option to Renew the Extended Term 7.01 Renewal Option. Tenant shall have an optional (the "Renewal Option.') to renew the Extended Term with respect to all (but not less than all) of the Premises demised to Tenant in the Building as of the expiration date if the Extended Term for one additional period (the "Renewal Term") of five (5) years, commencing on July l, 2010 and expiring on June 30, 2015 (which, upon exercise of the Renew Option, shall be the "Expiration Date" under this Lease), upon the following terms and conditions;

     (A) Tenant gives Landlord written notice ("Tenant's Exercise Notice") of Tenant's election to exercise the Renewal Option no earlier than February 15, 2009 and no later than April 15, 2009; and

     (B) The Lease, as amended from time to time, is in full force and effect and Tenant is not in monetary breach or default under the Lease, as amended from time to time beyond any applicable cure period, or otherwise in material breach or default under the Lease, as amended from time to time, beyond any applicable cure period, either on the date Tenant exercises the Renewal Option or on the expiration of file Extended Term.

     7.02 Terms. if Tenant exercises the Renewa10ption in accordance with the provisions of Section 7.01:

     (A) The Base Rent payable for the Renewal Term shall be equal to the "market rate of rent" that Landlord reasonably anticipates will be in effect at the commencement of the Renewal Term. If Tenant timely and properly exercises the Renewal Option, Landlord agrees to give Tenant written notice setting forth the "market rate of rent" by May 15, 2009. For purposes of this Section 7.02:
(x) "market rate of rent" shall mean the total rate of rent, including component parts of such rate of rent such as net rent, fixed and/or indexed rental adjustments and all rental adjustments for Property Taxes and Operating Expenses for the Building, and taking into account concessions, if any, such as rent abatements and improvements allowances, which Landlord is offering to third party tenants for office space in the Building (taking into account; among other things, the lengths of the terms and the sizes of the spaces, the levels of improvement of the spaces demised under such leases to third party tenants, and the creditworthiness of such tenants); and (y) the base Rent payable during the Renewal Term shall be subject to adjustment during the Renewal Term as provided in Landlord's written notice setting forth the market rate of rent. There shall be no abatement of Base Rent or Tax and Operating Expenses Adjustment for the Premises during the Renewal Term under or by reason of Tenant's extension of the Lease Term pursuant to this Article 7.





     (B) Tenant shall have no filler options to renew or extend the Extended Term beyond the expiration date of the Renewal Term.

     (C) Tenant agrees to accept the Premises at the commencement of the Renewal Term in its "as is" condition and "with all faults", without any representation, credit or allowance from Landlord with respect to the improvement thereof.

     (D) Except for the rate of Base Rent and except as otherwise provided herein, all of the terms and provisions of this Lease shall remain the same and in full force and effect during the Renewal Term.

     (E) Landlord and Tenant shall execute and deliver an amendment to this Lease reflecting the lease of the Premises by Landlord to Tenant for the Renewal Term on the terms herein provided prior to the commencement of file Renewal Term,

     7.03 Rate Negotiations; Arbitration. Tenant shall have until June 10, 2009 ("Tenant's Review period"), after receipt of Landlord's notice of the proposed "market rate of rent", to accept such proposed "market rate of rent" or to object thereto in writing. In the event Tenant so objects, Landlord and Tenant shall attempt in good faith to agree upon such "market rate of rent". If Landlord and Tenant fail to reach agreement on the "market rate of rent" by June 25, 2009 (the "Outside Agreement Date"), then Tenant may rescind and cancel its exercise of the Renewal Option by giving Landlord a written notice of rescission (a "Rescission Notice") on or before June 30, 2009, in which event the Renewal Option (and Tenant's exercise thereof shall be null, void and of no further force or effect and the Extended Term shall expire on June 3 0, 2010. If Tenant fails to give Landlord a Rescission Notice by June 30, 2009, and Landlord and Tenant have failed to reach an agreement on the "market rate of rent" by such date, then Tenant and Landlord each shall submit their respective good faith determinations of the applicable "market rate of rent" by sealed bid to arbitration in accordance with the following procedure:

          (A) (i) Not later than twenty (20) days following the Outside Agreement Date, Landlord and Tenant shall each appoint one independent arbitrator who shall by profession be a real estate appraiser (with the professional designation of M.A.I. or, if M.A.I. ceases to exist, a comparable designation from an equivalent professional appraiser organization) or office leasing broker who shall have been Active over the ten (10) year period ending on the date of such appointment in appraising or leasing of commercial office properties in the O'Hare office corridor. The determination of the arbitrators shall be limited solely to the issue of whether Landlord's or Tenant's submitted "market rate of rent" for the Premises is the closest to the "market rate of rent" for the Premises as determined by the arbitrators, taking into account all relevant elements, including without limitation, the elements listed in Section 7.02(A) of this Amendment.





          (ii) The two arbitrators so appointed shall within ten (10) days of the date of the appointment of the last appointed arbitrator agree upon and appoint a third arbitrator who shall be qualified under the same criteria set forth hereinabove for qualifications of the initial two arbitrators.

          (iii) The three arbitrators shall each be given copies of the sealed bids submitted by Landlord and Tenant and within thirty (30) days of the appointment of the third arbitrator, the three arbitrators shall reach a decision as to whether the parties shall use Landlord's or Tenant's submitted "market rate of rent" and shall notify Landlord and Tenant thereof in writing.

          (iv) The decision of the majority of the three arbitrators shall be binding upon Landlord and Tenant and judgment upon such decision may be entered into by any court having jurisdiction over Landlord and Tenant.

          (v) If the two arbitrators fail to agree upon and appoint a third arbitrator within the time period herein provided, Landlord and Tenant shall submit the task of appointing the third arbitrator to the Chicago Office Leasing Brokers Association ("COLBA") and the President of COLBA shal1 appoint the third arbitrator who shall possess the qualifications described in clause (A) (i) of this Section 7.03.

          (vi) The entire cost of arbitration shall be paid by Landlord if Tenant's submitted "market rate of rent" is selected and by Tenant if Landlord's submitted "market rate of rent" is selected.

          (vii) Notwithstanding the foregoing, if either Landlord or Tenant fails to appoint an arbitrator within fifteen (l5) days after the Outside Agreement Date as provided for in clause (A)(i) of this Section 7.03 and such failure to appoint an arbitrator is not cured within ten (l O) days after receipt by such failing party of written demand to do so by the other party (which other party shall have appointed its arbitrator prior to sending such written demand), then the arbitrator appointed by the party sending such demand, acting alone, shall reach a decision on the applicable "market rate of rent", notify Landlord and Tenant in writing thereof, and such arbitrator's decision shall be binding on the Landlord and Tenant.

          (B) If for any reason whatsoever the applicable "market rate of rent" for a Renewal Term has not been determined, as provided in this Lease, by the commencement of such Renewal Term, the "market rate of rent" (and terms of payment as proposed by Tenant in its sealed bid shall be utilized as the new rate of Base Rent until such time as the final "marker rate of rent" for such Renewal term has been conclusively determined (at which time Tenant, if Landlord's submitted "market rate of rent" is selected as the rate of rent for the Renewal Term, shall promptly pay Landlord the excess amount due, if any, for the period during which Tenant's proposed "market rate of rent" was utilized as the rate of Base Rent for the Premises).

          7.04 Termination. The Renewal Option shall automatically terminate and become void and of no force or effect upon the earlier to occur of (A) the expiration or termination of the Lease, as amended from time to time, (B) the termination of Tenant's right to possession of all or any part of the Premises as a result of a breach or default by Tenant under the Lease, as amended from time to time, (C) the subleasing by Tenant of space aggregating more than one-third (1/3rd) of the Rentable Area of the Premises, or (D) the failure of Tenant to timely or properly exercise the Renewal Option.

          8. Right of First Offer. 8.01 Definition of ROFO Space. For purposes of this Section 8, the "ROFO Space" shall mean all of the Rentable Area located on the fifth (5th) floor of the Building provided, that if Tenant subleases [other than to an Affiliate any space on the same floor as, or on a floor contiguous to any floor containing, part of the ROFO Space, then all space on such same or contiguous floor which was part of the "ROFO Space shall no longer constitute part of the "ROFO Space"). Notwithstanding the definition of ROFO Space set forth in the preceding sentence, if Tenant exercises the Expansion, the ROFO Space shall mean, in addition to the Rentable Area of the fifth (5th) floor of the Building, the Rentable Area of the first (1st) and eleventh (11th) floors of the Building.

          8.02 Right of First Offer In the event that at any time during the Extended Term but prior to March 31, 2005, Landlord desires to lease the ROFO Space, or any part thereof, to a third party (excluding any new or renewal lease or lease expansion with any present tenant of any part of such ROFO space or with a future tenant [hereinafter called a "Future ROFO Space Tenant"] that leases any part of such ROFO Space which Tenant has been offered under this Article 8 but has refused or failed to lease pursuant to this Section 8.03 below, whether such renewal lease or lease expansion occurs pursuant to the exercise by such tenant of a renewal or expansion option contained in such tenant's lease or pursuant to new negotiations between Landlord and said tenant and Excluding any lease with a current tenant of the Building or any Future ROFO Space Tenant which has a preemptive lease right which is superior to the right herein granted to Tenant), Landlord shall give Tenant written notice thereof ("Landlord's Notice") prior to Landlord entering into any lease for such ROFO Space, which notice shall specify (A) the portion of the ROFO Space which Landlord desires to lease (hereinafter referred to as the "Actual ROFO Space"), (B) the date upon which such Actual ROFO Space shall be available for occupancy and (C) the "market rate of rent" (as defined below) per square foot of rentable area of such Actual ROFO Space to be quoted for a hypothetical lease having a lease term expiring on the later of (i) five (5) years after the commencement date of the lease term for the Actual ROFO Space and (ii) the expiration date of the Extended Term. Tenant shall hereupon have the right (a "First Offer Right") to lease all, but not less than all, of the Actual ROFO Space for a lease term commencing on the available occupancy date for such Actual ROFO Space (as specified in Landlord's Notice) and expiring on the later of (i) tile expiration date of the Extended Term and
     (ii) five (5) years after tile commencement of the lease term for such Actual ROFO Space, Each First Offer Right is conditioned upon strict compliance with the following terms and conditions:

          (l) Tenant gives Landlord written notice of its election to exercise the First Offer Fight within five (5) business days after Landlord gives Tenant the applicable Landlord's Notice for such First Offer Right; and (2) This Lease is in full force and effect and Tenant is not in monetary breach or default under this Lease, beyond any applicable cure period, or otherwise in material breach or default under this Lease, beyond any applicable cure period, either on the date Tenant exercises the First Offer Right or on the proposed commencement date of the lease term for the Actual ROFO Space.

          As used in this Section 8, "market rate of rent" shall mean he total rate of rent, including component parts of such rate of rent such as net rent, fixed and/or indexed rental adjustments and all rental adjustments for Property Taxes and Operating Expenses for the Building, and taking into account tenant concessions, if any, such as rent abatements and improvement allowances, which Landlord is offering to third party tenants for office space in the Building (taking into account, among other things, the length of the terms and the sizes of the spaces, the levels of improvement of the spaces demised under such leases to third party tenants, and the creditworthiness of such tenants).

          8.03 Limited Future Rights of Tenant. If Tenant does not timely or properly exercise a First Offer Right, Landlord may at any time thereafter lease the Actual ROFO Space to any third party on such terms and conditions as are acceptable to Landlord )but for a period of 120 days, not on economic terms substantially more favorable to such third party than those set forth in Landlord's Notice), without any further rights of Tenant to lease such space unless such space is not leased by a third party within three hundred sixty-five (365) days after delivery of Landlord's Notice or such space is vacated by the third party and is again available for leasing, in each such case Landlord shall again comply with the terms of this Section 8.

          8.04 Terms. If Tenant exercises a First Offer Right; (A) All of the terms, covenants and provisions of this Lease shall be applicable to the lease of the Actual ROFO Space, except that the initial annual rate of Base Rent per square foot of rentable area of the Actual ROFO Space shall be equal to the "market rate of rent" per square foot of rentable area of the Actual ROFO Space specified in the applicable Landlord's Notice. The Base Rent applicable to the Actual ROFO Space shall be subject to adjustments during tile lease term of the Actual ROFO Space in accordance with the applicable Landlord's Notice. There shall be no abatement of Base Rent or Tax and Operating Expense Adjustment for the Actual ROFO Space under or by reason of Tenant's leasing of the Actual ROFO Space pursuant to this
     Article 8, except that if Tenant elects to perform leasehold improvements in the Actual ROFO Space to prepare the Actual ROFO Space for Tenant's occupancy, Base Rent and Tax and Operating Expense Adjustment for the Actual ROFO Space shall abate during the period Tenant performs such leasehold improvements, until Tenant first conducts business from any portion of file Actual ROFO Space (such abatement period not to exceed 30 days).

          (B) Tenant agrees to accept possession of the Actual ROFO Space in an "as is," "where is" condition without any representation, credit or allowance from Landlord for the improvement thereof.

          (C) Landlord and Tenant shall promptly execute and deliver an amendment to this Lease reflecting the lease by Landlord to Tenant of the Actual ROFO Space on the terms herein provided.

          8.05 Termination. Each First Offer Right granted in this Lease shall automatically terminate and become null and void upon the earlier to occur of (A) the expiration or termination of the Lease Term or of the Lease, as amended from time to time, (B) the termination of Tenant's right to possession of all or any part of the Premises as a result of a breach or default by Tenant under the Lease, as amended from time to time, (C) the failure by Tenant to timely or properly exercise such First Offer Right, or
     (D) the exercise by Tenant of a Contraction Right (as defined in Section 13 below).

9.       Year 2000 Compliance.

          (a) Tenant covenants and agrees that it will take reasonable measures to ensure that all computer controlled factory components that have been or hereafter are installed by Tenant in the Premises or elsewhere in the Building, are operable on and after January 1, 2000, and do not interfere with Landlord's or Tenant's operations, Building systems or equipment, or other aspects of Landlord's or Tenant's business activities.

          (b) Landlord shall take reasonable measures to ensure that all computer controlled facility components of the Building operate without substantial disruption due to the century change on and after January l, 2000. Tenant agrees, however, that Landlord shall not be liable for any failure to furnish, stoppage of, or interruption in furnishing any of the services or utilities described in Section 7.01 of the Original Lease, as a result of disruption due to the century change on or after January 1, 2000, and, in such event, Tenant shall not be entitled to damages nor shall any failure or interruption abate or suspend Tenant's obligation to pay Base Rent and Additional Rent required under this Lease or constitute or be construed as a constructive or other eviction of Tenant, except Tenant shall have the remedies specified in Insert No. 2 of the Original Lease if and to the extent the conditions which give rise to the availability of such remedies occur.



10. Modifications. The following articles and Sections of the Original Lease are hereby deleted and shall be of no further force or effect;

                      (A)    clause (v) of insert 4.01(B);
                      (B)    Insert 4.02(B);
                      (C)    Section 28.01;
                      (D)    Article XXX;
                      (E)    Article XXXI;
                      (F)    Article XXXII; and
                      (G)    Article XXXV.

   11.      Early Termination Option

          (a) Tenant shall have three (3) separate options (each being hereinafter referred to as a "Termination Option") to terminate the Extended Term with respect to the Premises and the Storage Space leased by Tenant effective as of 11:59 p.m. on May 1, 2007, May 1, 2008 and May l, 2009, respectively (each being hereinafter referred to as a "Termination Date"), subject to and in accordance with the following terms and conditions:

          (l) Tenant must give Landlord written notice of Tenant's election to exercise the Termination Option not later than three hundred sixty-five (3
     65) days prior to the proposed Termination Date;

          (2) Tenant must not be in breach or default under the Lease, as amended hereby, either on the date that Tenant exercises the Termination Option or on the Termination Date; and

          (3) Tenant must pay to Landlord a lease termination fee (the "Termination Fee") in an amount equal to the sum of (A) six (6) months of Base Rent plus Rent Adjustments (for the (6) months period ending 12 months prior to the Termination Date) if the Termination Date is May l, 2007; four
     (4) months of Base Rent plus Rent Adjustments (for the 4-month period ending .12 months prior to the Termination Date) if the Termination Date is May l, 2008; or two (2) months of Base Rent plus Rent Adjustments (for the 2-month period ending 12 months prior to the Termination Date) if the
     Termination Date is May l, 2009, plus (B) an amount equal to the unamortized amount as of the Termination Date of all costs and expenses paid or incurred by Landlord to lease the Premises to Tenant for the 10year and 3 month Extended Term (including, without limitation, tenant improvement allowances and costs, rental abatements and other concessions, broker commissions, out-of-pocket attorneys' fees), which costs and expenses, together with interest thereon at a per annum rate of ten percent (10%), shall be amortized on a straight line basis over the Extended Term, plus (C) an amount equal to the present value (determined utilizing a per annum discount rate of 3%) of the Base Rent for the balance of the lease term for any Actual ROFO Space leased by Tenant the term of which will have less than five (5) years remaining as of the Termination Date. Tenant shall pay the Termination Fee to Landlord in two equal installments as follows:
     Fifty percent (50%) of the Termination Fee shall be paid to Landlord concurrently with the delivery to Landlord of such notice of termination and fifty percent (50%) of the Termination Fee shall be paid to Landlord sixty (60) days prior to the Termination Date.

          (b) Terms. If Tenant properly and timely exercises a Termination Option, Base Rent, Rent Adjustments and all other monetary obligations of Tenant under the Lease, as amended from time to time, shall be paid through and apportioned as of the Termination Date. Neither Landlord nor Tenant shall have any rights, estates, liabilities or obligations accruing under the Lease, as amended from time to time, after the Termination Date, except such rights and obligations which, by the terms of the Lease, as amended hereby, expressly survive the expiration or termination of the Extended Term. Notwithstanding the foregoing, the exercise by Tenant of a Termination Option shall not terminate this Lease with respect to any ROFO Space Term leases which has not been leased by Tenant for at least five (5) years as of the Termination Date.

          (c) Termination. The Termination Options shall automatically termination and become null and void upon the earlier to occur of (i) the termination of the Lease or of Tenant's right to possession of the Premises, (ii) the assignment of the Lease, as amended hereby, by Tenant in whole or in part, except to an Affiliate, (iii) the sublease by Tenant of any portion of file Premises for a sublease term extending beyond the proposed Termination date, except to an Affiliate, or (iv) the exercise by Tenant of the Renewal Option.

 12. Satellite Dish Installation. Landlord grants to Tenant the right to install and maintain one satellite dish of no more than five (5) feet in diameter (the "Satellite Dish") on the roof of the Building in accordance with all the following terms and provisions of this Section 12:

          (a) Tenant shall bear all costs of installation of the Satellite Dish, related cables and all other related equipment including Landlord-approved modifications required for the installation and costs of fulfilling all the requirements set forth in this Section 12.

          (b) Landlord shall designate the actual location of the Satellite Dish, which shall be on the roof, so that no interference with the safety of the Building or use of the Building by Landlord and other tenants will occur,

          (c) Tenant shall provide Landlord with plans and specifications for the Satellite Dish and related equipment showing, in detail, the screening which Tenant will provide to shield such Satellite Dish and equipment from public view, all which shall be subject to Landlord's prior written approval.

          (d) Access to the roof, cables, mechanical rooms or ocher areas of the Building, and all work undertaken by Tenant, shall be in accordance with Landlord's required procedures and regulations.

          (e) Tenant shall secure all necessary building permits, FAA and FCC approvals, and any other approvals of Federal, State or local agency or government authority required for the Satellite Dish installation, shall provide copies of same to Landlord, and shall comply with all requirements of any such agency or authority, including, but not limited to, height restrictions and screening requirements. Tenant shall provide all installation specifications and drawings required for the securing of said permits and approvals.

          (f) If required by local codes or ordinances, Tenant shall supply stamped engineering drawings for the state in which the installation is to be accomplished, certifying that the proposed site will safely and legally support the Satellite Dish installation.

          (g) Installation shall be performed so as to cause no structural damage to the Building. Any damage to the Building caused by such installation or by the operation or existence of the Satellite Dish shall be repaired by Tenant immediately. At the termination of the Lease by expiration of time or otherwise, Tenant at its sole cost and expense, shall promptly remove the Satellite Dish and all related equipment and shall restore the roof of the Building to its condition existing prior to the installation of the Satellite Dish ordinary wear and tear excepted. Tenant shall further repair, at its sole cost and expense, any damage or destruction caused by the removal of the Satellite Dish. Restoration and repair hereby required to be performed by Tenant shall be completed under the supervision of a representative of Landlord at such time and in such manner as is reasonably satisfactory to Landlord. Landlord at Landlord's option exercised by written notice to Tenant shall have the right to perform any repairs and removal and restoration to the Building and not to the Satellite Dish at Tenant's sole cost and expense and such expense shall be reimbursed to Landlord by Tenant promptly upon demand. Notwithstanding anything contained herein, Tenant shall not remove, and shall not be reimbursed for file cost of, any equipment which is affixed to, embedded in or permanently attached in or to the Building including, but not limited to, cables and other wiring, unless Landlord so directs otherwise.

          (h) Prior to operation of the Satellite Dish, Tenant shall certify that the radio frequency transmissions of the Satellite Dish will not endanger persons in the Building or surrounding premises. Tenant shall hold the Landlord harmless and shall indemnify and defend the Landlord, its beneficiaries, and their respective officers, directors, partners, employees and agents from any and against all loss, cost, injury, claims, demands and expenses of every kind (including court costs and attorneys' fees) which arise from Tenant's exercise of the rights granted under this
     Section 12 or actions pursuant thereto or any breach by Tenant of its obligations under this Section 12.

          (i) Tenant shall insure that the installation is accomplished so that the Satellite dish is securely attached to the roof or ground, as the case may be, and Tenant assumes full responsibility for any physical damage to the roof or to the area in which it is mounted, if ground-mounted, which damage may be caused by the Satellite Dish or its support equipment.

          (j) Tenant agrees to install and operate the Satellite Dish in a manner which does not cause interference with existing and subsequent satellite dish or antenna installations at the Building.

          (k) If the entire roof of the Building shall be taken or condemned for any public purpose, Tenant's right granted hereunder shall terminate as of the effective date of the condemnation or taking. If less than the entire roof of the Building shall be taken or condemned or a substantial portion of the Building shall be taken or condemned, this right of Tenant shall, at the option of Landlord by notice to Tenant, terminate as of the effective date of the condemnation of taking. The proceeds from any taking or condemnation referred to in this Section 12(k) shall be the sole property of Landlord and Tenant shall have no right or interest to any portion thereof, but shall be entitled to remove its Satellite Dish and related equipment, subject to the foregoing provisions of this Section 12.

          (L) Landlord and its beneficiaries, and their officers, directors, shareholders, partners, agents and employees shall not be liable or responsible to Tenant for any loss or damage to any property or person relating to the Satellite Dish occasioned by theft, fire, act of God, public enemy, injunction, riot strike, insurrection, war, court order, or for any damage or inconvenience relating to the Satellite Dish which may arise through file maintenance, repair or alteration of any part of the Building, or the failure to make such repair, or any other cause beyond the reasonable control of Landlord. Landlord shall not be liable to Tenant for any interference with Tenant's operation of the Satellite Dish caused by Landlord's repair, maintenance or replacement of the roof or Building and Landlord shall be entitled to temporarily suspend operation of the Satellite Dish if reasonably necessary for performance of such activities by Landlord,

13.      Contraction Option.

          13.01 Grant of Contraction Option. If and only if Tenant exercises the Expansion Option pursuant to Section 16 below, then Tenant shall have one option (the "Contraction Option") to terminate this Lease with respect only to a portion of the Premises (hereinafter called the "Contraction Space.') determined as follows:

          (A) Tenant may either eliminate from the Premises a block of space containing not more than twelve thousand (12,000) rentable square feet as specified by Tenant in the Contraction Notice (as defined below), if the Contraction Date falls within the first three (3) Lease Years of the Extended Term; or

          (B) Tenant may eliminate from the Premises a block of space containing not more than twenty-three thousand four hundred forty-nine (23,449) rentable square feet as specified by Tenant in file Contraction Notice if the Contraction Date falls within the fourth (4th) or fifth (5th) Lease Year of the Extended Term. As provided below, Landlord, in its sole and absolute discretion, shall determine the location and configuration of the Contraction Space and shall notify Tenant thereof within thirty (3 0) days after Landlord receives Tenant's Contraction Notice. If Tenant exercises the Contraction Option this Lease shall terminate with respect only to the Contraction Space effective as of any date selected by Tenant (the "Contraction Date") but which date must occur during the period commencing on April 1, 2003 and ending on March 31, 2005. In any event, the location of the Contraction Space shall be on the concourse, first (1st) and/or tenth (10th) floors of the Building as determined by Landlord as hereinafter provided.

          13.02 Exercise of Contraction Option. The Contraction Option is granted subject to the following terms and conditions:
          (A) Tenant shall give Landlord written notice (the "Contraction Notice") of Tenant's election to exercise the Contraction Option not earlier than four hundred fifty (450) and not later than three hundred sixty-five (365) days prior to the Contraction Date, which notice shall designate (i) the approximate size of the Contraction Space, (ii) the actual Contraction Date and (iii) Tenant's identification of the space Tenant's Proposed Contraction Space") it desires to be the Contraction Space. Within fifteen (15) business days after Landlord's receipt of such Contraction Notice, Landlord shall notify Tenant in writing ("Landlord's Contraction Space Response") of whether Landlord has approved Tenant's Proposed Contraction Space as the actual Contraction Space or whether Landlord has designated different space (the location and configuration of which Landlord shall identify in Landlord's Contraction Space Response) to be the actual Contraction Space. While the determination of the location and configuration of file actual Contraction Space shall be made by Landlord in its sole and absolute discretion, Landlord agrees to give commercially reasonable consideration to Tenant's Proposed Contraction Space when evaluating the location, configuration and re-leasing opportunities for Tenant's Proposed Contraction Space in comparison to other space leased by Tenant on the concourse, first (1st) and tenth (10th) floors which might be selected as the actual Contraction Space.

          (B) The Lease, as amended from time to time, shall be in full force and effect and Tenant shall not be in breach or default under the Lease, as amended from time to time, either on the date Tenant exercises the Contraction Option or on the Contraction Date;

          (C) (i) If Tenant selects a Contraction Date which falls within the first three (3) Lease Years of the Extended Term, then Tenant shall pay to Landlord, by the date which is one hundred eighty (180) days prior to the Contraction Date, a Contraction Space termination fee (the "Contraction Space Termination Fee") in an amount equal to the sum of (a) six (6) times the monthly Base Rent plus six (6) times the Monthly Rent Adjustment (calculated utilizing "le amounts of the Base Rent and Rent Adjustment for the six (6) month period immediately preceding the date the Contraction Notice is given), plus (b) the unamortized amount as of the Contraction Date of all costs and expenses paid or incurred by Landlord to lease the Contraction Space to Tenant for the 10 year and 3 month Extended Term (including, without limitation, tenant improvement allowances and costs, rental abatements, and other concessions, broker commissions and out-of-pocket attorneys' fees), together with interest thereon at a per annum rate of ten percent (10%), amortized on a straight-line basis over the ten (10) year and three (3) month extended Term. (In determining the amount of such costs and expenses paid or incurred by Landlord to lease the Contraction Space to Tenant, Landlord shall multiply the total of all such costs and expenses paid or incurred by Landlord to lease "le Premises to Tenant by a fraction, the numerator of which is the rentable area of the Contraction Space and the denominator of which is the rentable area of the Premises.)
          (ii) If Tenant selects a Contraction Date which falls within the fourth (4h) or fifth (5th) Lease Years of the Extended Term, then Tenant shall pay Landlord, by the date which is one hundred eighty (180) days prior to the Contraction Date, a Contraction Space Termination Fee in an amount equal to the unamortized amount as of the Contraction Date of all costs and expenses paid or incurred by Landlord to lease the Contraction Space to Tenant for the 10 year and 3 month Extended Term (including, without limitation tenant improvement allowances and costs, rental abatements, and other concessions, broker commissions and out-of-pocket attorneys' fees), together with interest thereon at the per annum rate of ten percent (10%) amortized on a straight-line basis over the ten (10) year and three (3) month Extended Term.

13.03 Terms.     If Tenant exercises the Contraction Option:

          (A) This Lease shall terminate with respect only to the Contraction Space effective as of the Contraction Date and Rent for the Contraction Space shall be paid through and apportioned as of the Contraction Date;

          (B) Tenant shall surrender and vacate the Contraction Space and deliver possession thereof to Landlord on or before the Contraction Date in the condition required under Section 9.04 of the Original Lease;

          (C) Neither Landlord nor Tenant shall have any rights, estates, liabilities or obligations under this Lease with respect to the Contraction Space first accruing after the Contraction Date, except those which pursuant to this Lease are to expressly survive the expiration or termination of the Lease Term;

          (D) The Lease shall continue in full force and effect with respect to the entire remaining portion of the Premises (other than the Contraction Space) for the balance of the Lease Term. Effective as of the day immediately following the Contraction Date, (l) the Base Rent payable under this Lease shall be reduced by the amount of Base Rent which would otherwise have been payable under this Lease for the Contraction Space based upon the Rentable Area of the Premises compared to the Rentable Area of the Premises less the Contraction Space) and (2) Tenant's Percentage Share shall be reduced to the percentage equivalent of fraction, the numerator of which is the Rentable Area of the Premises less the Contraction Space and the denominator of which is the Rentable Area of the Building; and

          (E) Landlord and Tenant shall enter into an amendment to this Lease reflecting file termination of the Lease with respect only to the Contraction Space upon the terms herein provided.

          13.04 Termination. The Contraction Option shall automatically terminate and become null and void upon the earlier to occur of (A) the termination of Tenant's right to possession of all or any part of the Premises as a result of a breach or default by Tenant under this Lease, (B) the exercise by Tenant of any First Offer Right pursuant to Section 8 of this Amendment. or (C) the failure of Tenant to timely or properly exercise the Contraction Option.

14. ATO Switch. Tenant hereby agrees that title to the ATO Switch is vested in Landlord such that the ATO Switch is the property of Landlord and shall remain in file Building at the expiration or prior termination of the Lease Term, as extended from time to time.

15. Insurance_Limits of Liability. Anything set forth in Section 10,03(A) of the Original Lease to the contrary notwithstanding, from and after January 1, 1999, the minimum limit of liability for Tenant's general liability insurance coverage shall be not less than Two Million Dollars ($2,000,000) combined single limit per occurrence and in the aggregate.

16.   Expansion Option.

          16.01 Expansion Option. Provided the Lease, as amended by this Amendment, is then in full force and effect and Tenant is not then in breach or default under the Lease, as amended by this Amendment, in any material respect beyond any applicable cure period, Tenant shall have the option (tile "Expansion Option"), exercisable by giving written notice to Landlord at any time on or before March 31, 1999, to expand the Premises effective as of the commencement of tile Extended Term to include all space currently included in the Existing Premises, which consists of the following suites with the respective rentable areas indicated below (all as shown on the drawings attached hereto as Exhibit A-2):

                        (a)             Suite 40 - 3,584 rentable square feet.
                        (b)             Suite 45 - 755 rentable square feet.
                        (c)             Suite 100 - 8,310 rentable square feet.
                        (d)             Suite 200 - 23,736 rentable square feet.
                        (e)             Suite 300 - 29,244 rentable square feet.
                        (f)             Suite 400 - 29,244 rentable square feet.
                        (g)             Suite 1000 - 23,449 rentable square feet

If Tenant exercises the Expansion Option, then notwithstanding anything to the contrary in Section 2 above -or elsewhere in this Amendment during the Extended Term the "Premises" shall mean said suites 40, 45, 100, 200, 300, 400 and 1000, the "Rentable Area of the Premises" shall mean one hundred eighteen thousand three hundred twenty-two (118,322) square feet and "Tenant's Percentage Share" shall mean forty-two and nine hundred forty two thousandths percent (42.942%).

          16.02 Base Rent. lf Tenant exercises the Expansion Option, then anything set forth in Section 4(a) of this Amendment to the contrary, Base Rent for the Premises during the Extended Term shall be payable by Tenant to Landlord in the following amounts for the following periods:

           Period                Annual Base Rent       Monthly Base Rent
       4/1/2000 - 3/31/2000        $1,893,152.04          157,762.67
       4/1/01- 3/31/02              1,949,946.60          162,495.55
      4/1/02 - 3/31/03              2,008,444.92          167,370.41
      4/1/03 - 3/31/04              2,068,698.36          172,391.53
      4/1/04 - 3/31/05              2,130,759.24          177,563.27
      4/1/05 - 3/31/06              2,194,682.04          182,890.l7
      4/1/06 - 3/31/07              2,260,522.44          188,376.87
      4/1/07- 3/31/08               2,328,338.16          194,028.18
      4/1/08 - 3/31/09              2,398,188.36          199,849.03
      4/1/09 - 3/3l/lO              2,470,134.00          205,844.50
      4/l/l0 - 6/30/10              2,544,237,96          212,019.83

17. Brokers. Tenant represents and warrants to Landlord that except for the Kennedy-Wilson Properties, Ltd and Tanguay-Burke-Stratton (collectively, the "Brokers"), Tenant has not dealt with any real estate broker, salesperson or finder in connection with the extension of the Lease Term or otherwise in connection with this Amendment (or anything contained in this Agreement), and no such other person initiated or participated in the negotiation of the extension of the Lease Term or any other part of this Amendment. Tenant hereby agrees to indemnify, defend and hold harmless Landlord, Heitman and Kennedy-Wilson Properties, Ltd, from and against any and all liabilities and claims for commissions and fees arising out of a breach of tile foregoing representations and warranties. Landlord shall be responsible for the payment of any commissions or fees due to the Brokers based upon separate agreements with the Brokers,

18. Conflict. In the event of any conflict between any term or provision of the Lease and any term or provision of this Amendment, the term or provision of this Amendment shall govern and control.

19. Effect of Amendment. As amended by this Amendment, the Lease shall remain in full force and effect. Tenant hereby ratifies and confirms all of the terms and conditions of the Lease, as amended hereby, and acknowledges that it is bound by all of file liabilities and obligations of the "Tenant" under file Lease, as amended hereby. Landlord ratifies and confirms all of the terms and conditions of the Lease, as amended hereby, and acknowledges that it is bound by all of the liabilities and obligations of the "Landlord" under the Lease, as amended hereby.



20. Submission. Submission of this Amendment by Landlord or Landlord's beneficiary or agent to Tenant or its agent or representative for examination and/or execution shall not constitute a reservation of or option for the extension of the Lease Term or for rental of the Premises or in any manner bind Landlord and no obligation on Landlord shall arise under this Amendment unless and until this Amendment is fully signed and delivered by Landlord and Tenant; provided, however, the execution and delivery by Tenant of this Amendment to Landlord shall constitute an irrevocable offer by Tenant to enter into the transactions described herein, which offer may not be revoked by Tenant for twenty (20) business days after much delivery.

21. Landlord's Lease_Undertakings. Notwithstanding anything to the contrary contained in the Lease, as amended hereby, or in any exhibits, Riders or addenda hereto attached to the Lease or attached hereto (collectively, the "Lease Documents"), it is expressly understood and agreed by and between the parties hereto that: (a) the recourse of Tenant or its successors or assigns against Landlord with respect to the alleged breach by or on the part of Landlord of any representation, warranty, covenant, undertaking or agreement contained in any of the Lease Documents or otherwise arising out of Tenant's use of the Premises or the Building (collectively, "Landlord's Lease Undertakings") shall extend only to Landlord's interest in the real estate of which the Premises demised under the Lease Documents are a part ("Landlord's Real Estate") and not to any other assets of Landlord or its beneficiaries; and (b) except to the extent of Landlord's interest in Landlord's Real Estate, no personal liability or personal responsibility of any sort with respect to any of Landlord's Lease Undertakings or any alleged breach thereof is assumed by, or shall (at any time be asserted or enforceable against, Landlord, Heitman Capital Management, LLC, Kennedy-Wilson properties, Ltd., or against any of their respective directors, officers, employees, agents, constituent partners, beneficiaries, trustees or representatives.

               It is expressly understood and agreed by and between the parties hereto, anything herein to the contrary notwithstanding, that each and all of the representations, warranties, covenants, undertakings and agreements herein made on the part of Landlord while in form purporting to be the representations, warranties, covenants, undertakings and agreements of Landlord are nevertheless each and every one of them made and intended, not as personal representations, warranties, covenants, undertakings and agreements by Landlord or for the purpose or with the intention of binding Landlord personally, but are made and intended for the purpose only of subjecting Landlord's interest in the Building, Landlord's Real Estate and the Premises to the terms of the Lease, as amended hereby, and for no other purpose whatsoever, and in case of default hereunder by Landlord (or default through, under or by any of its beneficiaries, or agents or representatives or said beneficiaries), Tenant shall look solely to the interests of Landlord in the Building and the Landlord's Real Estate; that this Amendment is executed and delivered by Landlord not in its own right, but solely in the exercise of the powers conferred upon it as such Trustee; that neither tile Landlord nor any of the Landlord's beneficiaries shall have any personal liability to pay any indebtedness accruing hereunder or to perform any covenant, either express or implied, herein contained, and no liability or duty shall rest upon Landlord to sequester the trust estate or the rents, issues and profits arising therefrom, or the proceeds arising from any sale, or other disposition thereof; and that no personal liability or personal responsibility of any sort is assumed by, nor shall at any time be asserted or enforceable against, said Landlord, American National Bank and Trust Company of Chicago, a national banking association, individually or personally, but only as Trustee under the provisions of a Trust Agreement known as its Trust No. 107101-01, or against any of the beneficiaries under said Trust Agreement, or their respective agents, on account of the Lease; as amended hereby, or on account of any representation, warranty, covenant, undertaking or agreement of Landlord contained in the Lease, as amended hereby, either express or implied, all such personal liability, if any, being expressly waived and released by Tenant and by all persons claiming by, through or under Tenant.

               IN WITNESS THEREOF, the parties hereto have caused this Amendment to be duly executed and delivered as of the day and year first written above.


TENANT:                                         LANDLORD:

GALILEO INTERNATIONAL, L.L.C., a                AMERICAN NATIONAL BANK
Delaware limited liability company (as                AND TRUST COMPANY OF
successor-by-merger to Galileo International                CHICAGO,       not
personally but solely as
Partnership)                                          Trustee as aforesaid.


By:____________________________                 By:_____________________________
Title:___________________________
Title:___________________________



Exhibit 10.11



March 22, 1999


Mr. Joseph C. Stevens
Kennedy-Wilson Properties
9700 West Higgins
Rosemont, IL   60018


RE:   Orchard Point Office Center
      Rosemont, Illinois


Dear Joseph:

Galileo International hereby gives notice of its exercise of the Expansion Option as stated in Section 16 of the Second Amendment To Lease and Lease Renewal Agreement, dated March 3, 1999. The Second Amendment extended the Term with respect to the following spaces:

Suite 300   - 29,244 rentable square feet.
Suite 400   - 29,244 rentable square feet.
Storage Space     -   3,085 rentable square feet.

Galileo International's exercise of the Expansion Option will expand the Premises to include all space currently included in the Existing Premises, which consists of the following additional space:

Suite 40    - 3,584 rentable square feet.
Suite 45    -   755 rentable square feet.
Suite 100   - 8,310 rentable square feet.
Suite 200   23,736 rentable square feet.
Suite 1000  23,449 rentable square feet.

Please call Gary Nelson, U.S. Facility Manager if you have any questions.

Sincerely,



Paul Bristow
Sr. VP Chief Financial Officer
Galileo International



Exhibit 10.12

                           THIRD AMENDMENT TO LEASE

THIS THIRD AMENDMENT TO LEASE ("Amendment") is made as of the 1st day of April, 1999, by and between AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, not personally but solely as Trustee under Trust No. 107101-01 ("Landlord"), and GALILEO INTERNATIONAL, L.L.C., a Delaware limited liability company (as successor-by-merger to Galileo International Partnership) ("Tenant").


                             W I T N E S S E T H:

1. Landlord and Tenant's predecessor-in-interest, Galileo International Partnership, a Delaware general partnership ("GIP"), entered into a certain Office Lease and Rider (the "Original Lease") dated March 31, 1995, whereby Landlord leased to GIP certain premises (the "Original Premises") consisting of approximately 85,521 rentable square feet located on the concourse level and on the 3rd, 4th, and 10th floors of that certain building (the "Building") known as Orchard Point Office Center, located at 9700 Higgins Road, Rosemont, Illinois, for a five
(5) year lease term (the "Original Term") expiring on March 31, 2000.

2. Landlord and GIP amended Section 30.05 of the Original Lease by a certain letter agreement dated May 12, 1995 (the "Letter Agreement").

3. By First Amendment to Lease dated as of September 19, 1995 ("Amendment
No. 1"), Landlord and GIP extended the term of the Second Floor Temporary Space (as defined in the Original Lease).

4. By Merger Agreement dated as of July 30, 1997, GIP merged into Tenant and Tenant succeeded to the interest of the "Tenant" under the Lease.

5. By an instrument also entitled First Amendment to Lease dated October 30, 1997 (the "First Amendment"), Tenant added to the Original Premises 32,801 rentable square feet of space in the Building consisting of Suites 45 (on the concourse level), 100 (on the first floor) and 200 (on the second floor). (The Original Premises, as so expanded, is hereinafter referred to as the "Existing Premises".)

6. By Automatic Throwover Switch Agreement dated July 24, 1998 (the "ATS Agreement"), an automatic throwover switch (the "ATO Switch") was purchased and installed at the Building.

7. By Second Amendment to Lease and Lease Renewal Agreement dated as of March 3, 1999 (the "Second Amendment"), Landlord and Tenant, among other things, (i) extended the Original Term by ten (10) years and three (3) months (the "Extended Term") to expire on June 30, 2010, with respect to Suite 300 (29,244 rentable square feet) and Suite 400 (29,244 rentable square feet), but not with respect to the balance of the Existing Premises, and (ii) granted Tenant a right to expand such reduced premises to include the balance of the Existing Premises.

8. By letter dated March 22, 1999, Tenant exercised an option to expand the Premises during the Extended Term to include all of the Existing Premises (thereby adding Suites 40, 45, 100, 200 and 1000) to the Premises.

     NOW, THEREFORE, in consideration of the mutual covenants and agreements herein and in the Lease contained, it is hereby agreed as follows:

1. Recitals. The Recitals set forth above shall be deemed to be part of this Amendment as if they were set forth as numbered paragraphs herein.

2. Defined Terms. Each capitalized term used as a defined term in this Amendment but not otherwise defined in this Amendment shall have the same meaning ascribed to such term in the Lease. As used herein, the term "Lease" shall mean the Original Lease, as amended by the Letter Agreement, Amendment No. 1, the First Amendment, the ATS Agreement and the Second Amendment. As a result of the exercise by Tenant of the option to expand the Premises during the Extended Term pursuant to the Second Amendment, and notwithstanding anything in Section 2 of the Second Amendment to the contrary, during the Extended Term, the "Rentable Area of the Premises" shall mean one hundred eighteen thousand three hundred twenty-two (118,322) square feet comprised of the following spaces (all as shown on the drawings attached hereto as Exhibit
A):

(1)   Suite 40 - 3,584 rentable square feet.
(2)   Suite 45 - 755 rentable square feet.
(3)   Suite 100 - 8,310 rentable square feet.
(4)   Suite 200 - 23,736 rentable square feet.
(5)   Suite 300 - 29,244 rentable square feet.
(6)   Suite 400 - 29,244 rentable square feet.
(7)   Suite 1000 - 23,449 rentable square feet.

During the Extended Term, "Tenant's Percentage Share" shall mean forty-two and nine hundred forty-two thousandths percent (42.942%). During the Extended Term, the "Premises" shall mean said suites 40, 45, 100, 200, 300, 400 and 1000.

3.   Base Rent; Abatement.

(1) Base Rent. As a result of the exercise by Tenant of the option to expand the Premises during the Extended Term pursuant to the Second Amendment and notwithstanding anything in Section 4 of the Second Amendment to the contrary, Base Rent for the Premises during the Extended Term shall be payable by Tenant to Landlord in the following amounts for the following periods:

                ------------------------------------------------------------

                       Period          Annual Base Rent  Monthly Base Rent
                ------------------------------------------------------------
                ------------------------------------------------------------

                4/1/2000 - 3/31/2001       $1,893,152.04         157,762.67
                ------------------------------------------------------------
                ------------------------------------------------------------

                  4/1/01 - 3/31/02          1,949,946.60         162,495.55
                ------------------------------------------------------------
                ------------------------------------------------------------

                  4/1/02 - 3/31/03          2,008,444.92         167,370.41
                ------------------------------------------------------------
                ------------------------------------------------------------

                  4/1/03 - 3/31/04          2,068,698.36         172,391.53
                ------------------------------------------------------------
                ------------------------------------------------------------

                  4/1/04 - 3/31/05          2,130,759.24         177,563.27
                ------------------------------------------------------------
                ------------------------------------------------------------

                  4/1/05 - 3/31/06          2,194,682.04         182,890.17
                ------------------------------------------------------------
                ------------------------------------------------------------

                  4/1/06 - 3/31/07          2,260,522.44         188,376.87
                ------------------------------------------------------------
                ------------------------------------------------------------

                   4/1/07- 3/31/08          2,328,338.16         194,028.18
                ------------------------------------------------------------
                ------------------------------------------------------------

                  4/1/08 - 3/31/09          2,398,188.36         199,849.03
                ------------------------------------------------------------
                ------------------------------------------------------------

                  4/1/09 - 3/31/10          2,470,134.00         205,844.50
                ------------------------------------------------------------
                ------------------------------------------------------------

                  4/1/10 - 6/30/10          2,544,237.96         212,019.83
                ------------------------------------------------------------

     Except as provided for in Section 4(b) below, there shall be no abatement of Base Rent under or by reason of this Amendment.

     (2) Abatement. Notwithstanding Section 4(a) of this Amendment (containing the Base Rent provisions) to the contrary, no Monthly Base Rent shall be due for the first three (3) months of the Extended Term (i.e. - the calendar months of April, May and June of 2000). Tenant understands that the foregoing abatement shall pertain only to Monthly Base Rent and not to any other component of Rent payable under the Lease, as amended by this Amendment, and Tenant shall pay all Rent Adjustments which shall be due during or for each of such months as provided for in Sections 4.02 and 4.03 of the Original Lease, and all other rent due during or for each of such months, including, without limitation, Storage Space Rent. Landlord and Tenant further agree that the abatement of Monthly Base Rent described in the first sentence of this
          Section 4(b) is conditional abatement, and that Tenant shall be entitled to such abatement only upon the condition that no breach or default occurs under the Lease, as amended hereby, which is not cured within the cure period, if any, provided therefor in the Lease, either prior to or during the period in which Tenant otherwise would be entitled to receive such abatement. In the event of the occurrence of any such breach or default, Tenant shall not be entitled to any abatement of Base Rent which Tenant otherwise would have been entitled to receive during the pendency of, and for so long as, such breach or default by Tenant under the Lease remains uncured.

     (3) Rent Adjustments. Tenant shall remain obligated to pay Tax and Operating Expense Adjustment, as provided for in the Lease, both prior to and during the Extended Term. Landlord agrees that the amount of the Operating Expenses for the calendar year of 2000 shall not exceed one hundred five percent (105%) of the actual Operating Expenses for the calendar year of 1999, and the Operating Expenses for the calendar year of 2001 shall not exceed one hundred five percent (105%) of the actual Operating Expenses for the calendar year of 2000. Such limitations on Operating Expenses shall apply only to Operating Expenses for the calendar years of 2000 and 2001 and not to Property Taxes for any calendar year or to Operating Expenses for any other calendar year, and such limitations shall not limit or otherwise affect Tenant's obligations regarding the payment of any other component of Rent or otherwise limit the amount of Tenant's Tax and Operating Expense Adjustment for any other calendar year during the Original Term or the Extended Term.

     4. Work Letter Agreement - Landlord's Contribution. As a result of the exercise by Tenant of the option to expand the Premises during the
          Extended Term pursuant to the Second Amendment, the amount of Landlord's Contribution under Section 8(b) of the Work Letter Agreement attached as Exhibit B to the Second Amendment (the "Work Letter") shall be One Million Seven Hundred Thirteen Thousand Six Hundred Fifty Dollars ($1,713,650). As so modified, the Work Letter shall remain in full force and effect.

     5. Right of First Offer. Section 8 of the Second Amendment is hereby deleted and the following shall enumerate all of the terms and conditions of Tenant's right of first offer:

5.01 Definition of Expansion Space. For purposes of this
Section 5, the "Expansion Space" shall mean all of the Rentable Area located on the first (1st), fifth (5th) and eleventh (11th) floors of the Building (provided, that if Tenant subleases [other than to an Affiliate] any space on the same floor as, or on a floor contiguous to any floor containing, part of the Expansion Space, then all space on such same or contiguous floor which was part of the "Expansion Space" shall no longer constitute part of the "Expansion Space").


5.02 Right of First Offer. In the event that at any time during the Extended Term but prior to March 31, 2005, Landlord desires to lease the Expansion Space, or any part thereof, to a third party (excluding any new or renewal lease or lease expansion with any present tenant of any part of such Expansion Space or with a future tenant [hereinafter called a "Future Extension Space Tenant"] that leases any part of such Expansion Space which Tenant has been offered under this Section 5 but has refused or failed to lease pursuant to this Section 5.03 below, whether such renewal lease or lease expansion occurs pursuant to the exercise by such tenant of a renewal or expansion option contained in such tenant's lease or pursuant to new negotiations between Landlord and said tenant and excluding any lease with a current tenant of the Building or any Future Expansion Space Tenant which has a preemptive lease right which is superior to the right herein granted to Tenant), Landlord shall give Tenant written notice thereof ("Landlord's Notice") prior to Landlord entering into any lease for such Expansion Space, which notice shall specify (A) the portion of the Expansion Space which Landlord desires to lease (hereinafter referred to as the "Actual Expansion Space"), (B) the date upon which such Actual Expansion Space shall be available for occupancy and (C) the "market rate of rent" (as defined below) per square foot of rentable area of such Actual Expansion Space to be quoted for a hypothetical lease having a lease term expiring on the later of (i) five
(5) years after the commencement date of the lease term for the Actual Expansion Space and (ii) the expiration date of the Extended Term.
Tenant shall thereupon have the right (a "First Offer Right") to lease all, but not less than all, of the Actual Expansion Space for a lease term commencing on the available occupancy date for such Actual Expansion Space (as specified in Landlord's Notice) and expiring on the later of
(i) the expiration date of the Extended Term and (ii) five (5) years after the commencement of the lease term for such Actual Expansion Space. Each First Offer Right is conditioned upon strict compliance with the following terms and conditions:

               (1) Tenant gives Landlord written notice of its election to exercise the First Offer Right within five (5) business days after Landlord gives Tenant the applicable Landlord's Notice for such First Offer Right; and

               (2) This Lease is in full force and effect and Tenant is not in monetary breach or default under this Lease, beyond any applicable cure period, or otherwise in material breach or default under this Lease, beyond any applicable cure period, either on the date Tenant exercises the First Offer Right or on the proposed commencement date of the lease term for the Actual Expansion Space.

As used in this Section 5, "market rate of rent" shall mean the total rate of rent, including component parts of such rate of rent such as net rent, fixed and/or indexed rental adjustments and all rental adjustments for Property Taxes and Operating Expenses for the Building, and taking into account tenant concessions, if any, such as rent abatements and improvement allowances, which Landlord is offering to third party tenants for office space in the Building (taking into account, among other things, the lengths of the terms and the sizes of the spaces, the levels of improvement of the spaces demised under such leases to third party tenants, and the creditworthiness of such tenants).

5.03 Limited Future Rights of Tenant. If Tenant does not timely or properly exercise a First Offer Right, Landlord may at any time thereafter lease the Actual Expansion Space to any third party on such terms and conditions as are acceptable to Landlord (but for a period of 120 days, not on economic terms substantially more favorable to such third party than those set forth in Landlord's Notice), without any further rights of Tenant to lease such space unless such space is not leased by a third party within three hundred sixty-five (365) days after delivery of Landlord's Notice or such space is vacated by the third party and is again available for leasing, in each such case Landlord shall again comply with the terms of this Section8.

5.04 Terms. If Tenant exercises a First Offer Right;


          (A) All of the terms, covenants and provisions of this Lease shall be applicable to the lease of the Actual Expansion Space, except that the initial annual rate of Base Rent per square foot of rentable area of the Actual Expansion Space shall be equal to the "market rate of rent" per square foot of rentable area of the Actual Expansion Space specified in the applicable Landlord's Notice. The Base Rent applicable to the Actual Expansion Space shall be subject to adjustments during the lease term of the Actual Expansion Space in accordance with the applicable Landlord's Notice. There shall be no abatement of Base Rent or Tax and Operating Expense Adjustment for the Actual Expansion Space under or by reason of Tenant's leasing of the
          Actual Expansion Space pursuant to this Section 5, except that if Tenant elects to perform leasehold improvements in the Actual Expansion Space to prepare the Actual Expansion Space for Tenant's occupancy, Base Rent and Tax and Operating Expense Adjustment for the Actual Expansion Space shall abate during the period Tenant performs such leasehold improvements, until Tenant first conducts business from any portion of the Actual Expansion Space (such abatement period not to exceed 30 days).

          (B) Tenant agrees to accept possession of the Actual Expansion Space in an "as is," "where is" condition without any representation, credit or allowance from Landlord for the improvement thereof.

          (C) Landlord and Tenant shall promptly execute and deliver an amendment to this Lease reflecting the lease by Landlord to Tenant of the Actual Expansion Space on the terms herein provided.

     5.05 Termination. Each First Offer Right granted in this Lease shall automatically terminate and become null and void upon the earlier to occur of (A) the expiration or termination of the Lease Term or of the Lease, as amended from time to time, (B) the termination of Tenant's right to possession of all or any part of the Premises as a result of a breach or default by Tenant under the Lease, as amended from time to time, (C) the failure by Tenant to timely or properly exercise such First Offer Right, or (D) the exercise by Tenant of a Contraction Right pursuant to Section 13 of the Second Amendment.

6. Brokers. Tenant represents and warrants to Landlord that except for Kennedy-Wilson Properties Ltd. ("Kennedy-Wilson") and Tanguay-Burke-Stratton (collectively, the "Brokers"), Tenant has not dealt with any real estate broker, salesperson or finder in connection with this Amendment (or anything contained in this Amendment), and no such other person initiated or participated in the negotiation of this Amendment. Tenant hereby agrees to indemnify, defend and hold harmless Landlord and Kennedy-Wilson from and against any and all liabilities and claims for commissions and fees arising out of a breach of the foregoing representations and warranties. Landlord shall be responsible for the payment of any commissions or fees due to the Brokers based upon separate agreements with the Brokers.

7. Conflict. In the event of any conflict between any term or provision of the Second Amendment or of any other portion of the Lease and any term or provision of this Amendment, the term or provision of this Amendment shall govern and control.

8. Effect of Amendment. As amended by this Amendment, the Lease shall remain in full force and effect. Tenant hereby ratifies and confirms all of the terms and conditions of the Lease, as amended hereby, and acknowledges that it is bound by all of the liabilities and obligations of the "Tenant" under the Lease, as amended hereby. Landlord ratifies and confirms all of the terms and conditions of the Lease, as amended hereby, and acknowledges that it is bound by all of the liabilities and obligations of the "Landlord" under the Lease, as amended hereby.

9. Submission. Submission of this Amendment by Landlord or Landlord's beneficiary or agent to Tenant or its agent or representative for examination and/or execution shall not constitute a reservation of or option for the extension of the Lease Term or for rental of the Premises or in any manner bind Landlord and no obligation on Landlord shall arise under this Amendment unless and until this Amendment is fully signed and delivered by Landlord and Tenant; provided, however, the execution and delivery by Tenant of this Amendment to Landlord shall constitute an irrevocable offer by Tenant to enter into the transactions described herein, which offer may not be revoked by Tenant for twenty (20) business days after such delivery.

10. Landlord's Lease Undertakings. Notwithstanding anything to the contrary contained in the Lease, as amended hereby, or in any exhibits, Riders or addenda hereto attached to the Lease or attached hereto (collectively, the "Lease Documents"), it is expressly understood and agreed by and between the parties hereto that: (a) the recourse of Tenant or its successors or assigns against Landlord with respect to the alleged breach by or on the part of Landlord of any representation, warranty, covenant, undertaking or agreement contained in any of the Lease Documents or otherwise arising out of Tenant's use of the Premises or the Building (collectively, "Landlord's Lease Undertakings") shall extend only to Landlord's interest in the real estate of which the Premises demised under the Lease Documents are a part ("Landlord's Real Estate") and not to any other assets of Landlord or its beneficiaries; and
(b) except to the extent of Landlord's interest in Landlord's Real Estate, no personal liability or personal responsibility of any sort with respect to any of Landlord's Lease Undertakings or any alleged breach thereof is assumed by, or shall at any time be asserted or enforceable against, Landlord, Heitman Capital Management L.L.C., Kennedy-Wilson Properties, Ltd., or against any of their respective directors, officers, employees, agents, constituent partners, beneficiaries, trustees or representatives.


    It is expressly understood and agreed by and between the parties hereto, anything herein to the contrary notwithstanding, that each and all of the representations, warranties, covenants, undertakings and agreements herein made on the part of Landlord while in form purporting to be the representations, warranties, covenants, undertakings and agreements of Landlord are nevertheless each and every one of them made and intended, not as personal representations, warranties, covenants, undertakings and agreements by Landlord or for the purpose or with the intention of binding Landlord personally, but are made and intended for the purpose only of subjecting Landlord's interest in the Building, Landlord's Real Estate and the Premises to the terms of the Lease, as amended hereby, and for no other purpose whatsoever, and in case of default hereunder by Landlord (or default through, under or by any of its beneficiaries, or agents or representatives or said beneficiaries), Tenant shall look solely to the interests of Landlord in the Building and the Landlord's Real Estate; that this Amendment is executed and delivered by Landlord not in its own right, but solely in the exercise of the powers conferred upon it as such Trustee; that neither the Landlord nor any of the Landlord's beneficiaries shall have any personal liability to pay any indebtedness accruing hereunder or to perform any covenant, either express or implied, herein contained, and no liability or duty shall rest upon Landlord to sequester the trust estate or the rents, issues and profits arising therefrom, or the proceeds arising from any sale, or other disposition thereof; and that no personal liability or personal responsibility of any sort is assumed by, nor shall at any time be asserted or enforceable against, said Landlord, American National Bank and Trust Company of Chicago, a national banking association, individually or personally, but only as Trustee under the provisions of a Trust Agreement known as its Trust No. 107101-01, or against any of the beneficiaries under said Trust Agreement, or their respective agents, on account of the Lease, as amended hereby, or on account of any representation, warranty, covenant, undertaking or agreement of Landlord contained in the Lease, as amended hereby, either express or implied, all such personal liability, if any, being expressly waived and released by Tenant and by all persons claiming by, through or under Tenant.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered as of the day and year first written above.

TENANT:

GALILEO   INTERNATIONAL,   L.L.C.,  a  Delaware  limited  liability  company (as
successor-by-merger to Galileo International Partnership)

By:
Title:

LANDLORD:

AMERICAN NATIONAL BANK AND TRUST COMPANY OF CHICAGO, not personally but solely as Trustee as aforesaid.


By:
Title:


                             SCHEDULE OF EXHIBITS



      Exhibit A   -     Floor Plan of the Premises



Exhibit 10.13

                                  - 9 -


                             EMPLOYMENT AGREEMENT


            EMPLOYMENT  AGREEMENT  dated  as  of  February  23,  2000  between
GALILEO INTERNATIONAL, L.L.C., a limited liability company organized under the laws of the State of Delaware and doing business at 9700 West Higgins Road, Suite 400, Rosemont, Illinois (the "Company"), and JAMES E. BARLETT, an individual residing at 13350 Buckland Hall Road, St. Louis, Missouri ("Executive").


                            W I T N E S S E T H :


            WHEREAS, the Company is a wholly-owned subsidiary of Galileo International, Inc., a Delaware corporation (the "Parent"), and is engaged in the travel services and computer reservation systems business in the United States, the United Kingdom and elsewhere in the world;

            WHEREAS, Executive serves as Chairman, President and Chief Executive Officer of the Company and the Parent pursuant to the terms of an Employment Agreement dated as of June 18th 1998 between the Company and the Executive (the "Existing Employment Agreement"); and

            WHEREAS, the Company and Executive wish to terminate the Existing Employment Agreement, the Company wishes to continue to employ Executive as the Chairman, President and Chief Executive Officer of the Company and the Parent pursuant to the terms of this Agreement and Executive wishes to continue in such employment;

            NOW, THEREFORE, IT IS AGREED AS FOLLOWS:

            1.    Employment; Position and Responsibilities.

            (a) The Company and Executive hereby terminate the Existing Employment Agreement, provided, however, that such termination shall not affect any provisions of the Existing Employment Agreement which, by their terms, are designed to survive such termination. The Company and Executive agree that such termination shall not be considered a termination without "Cause" by the Company or for "Good Reason" by the Executive, as such terms are defined in the Executive Employment Agreement.

            (b) The Company agrees to continue to employ Executive, and the Executive agrees to continue to serve, as President and Chief Executive Officer of the Company and the Parent. In such capacity, Executive shall have authority and responsibility, subject to control and direction by the Board of Directors of the Parent (the "Board"), to administer and manage the business of the Company, the Parent and the other subsidiaries of the Board, provided that he is elected to serve in such capacity. Executive will be located at the Rosemont, Illinois office of the Company or at such other location as the Board may designate. Executive acknowledges that Executive's employment hereunder will require substantial travel.

2.    Obligations of Executive.

During the Term of this Agreement (as defined in Section 4(a) hereof) Executive agrees that he will devote substantially all of his time, attention and energies to the business of the Company, that he will exercise the highest degree of loyalty and conduct in the performance of his duties and that he will do nothing that harms, directly or indirectly, the business or reputation of the Company. Executive shall at all times be subject to, observe and carry out such rules, regulations, policies, directions and restrictions as the Company shall from time to time establish.

            3.    Compensation.

            (a) Executive's salary during the Term of this Agreement shall be at the rate of Six Hundred Five Thousand Dollars ($605,000) per annum, unless increased by the Compensation Committee of the Board (the
"Committee"). The Committee will review Executive's salary on an annual basis (normally on or about April 1) and increases (if any) will be at the discretion of the Committee taking into account Executive's individual job performance and other factors deemed appropriate by the Committee.

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

             (c) The Committee shall, in its discretion and to the extent permitted by the Galileo International, Inc. 1997 Stock Incentive Plan, the 1999 Equity and Performance Incentive Plan or any other plan pursuant to which stock options may be granted to Executive in accordance with this
Section 3(c), grant non-qualified stock options to Executive, as long-term compensation, each year during the Term of this Agreement. The actual number of shares of Common Stock subject to each such option shall be determined by the Committee based upon an annual assessment of Executive's performance conducted by the Committee or the Board, or both. The terms of the options to be granted in accordance with this Section 3(c) shall be determined by the Committee. The Committee may also, in its discretion, make grants of restricted Common Stock or other stock instruments to the extent permitted by the Galileo International, Inc. 1997 Stock Incentive Plan, the 1999 Equity and Performance Incentive Plan or any other plan pursuant to which stock may be granted to Executive.

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

            (e) Executive will be reimbursed for reasonable business and travel expenses in accordance with the normal policies of the Company including dues, fees and expenses associated with membership in professional business and civic organizations in which Executive's participation is in the interest of the Company. The Company will also reimburse Executive for one club membership (i.e., initial fees and dues) and will provide Executive with an airfare allowance of up to $25,000 per year. Provided this cost is not exceeded, the Executive may take flights to this value as a taxable benefit or may take flights to a lesser value, which may be grossed up for taxes. The Company will also provide Executive with a monthly car allowance based on a three year lease of a $45,000 automobile. At the preference of the Executive, he may substitute the use of a limousine service for the car allowance, provided that the total cost does not exceed $10,020 per annum. Except for the situation described in this section 3(e) in respect of the airfare allowance, the benefits and payments described in this Section 3(e) shall not include an income tax gross-up, and Executive will be responsible for any tax on their value. Executive's expenses will be accounted for and reimbursed through the Company's normal expense reporting and approval process and Executive's expense reports will also be reviewed annually by the Board or a committee or designee of the Board.

            4.          Termination.

(a)   This  Agreement  shall commence as of the date hereof and shall continue
(i) for a period of three (3) years, provided, however, that this Agreement automatically shall be renewed each February 23rd for a year such that there always shall be three (3) years remaining on the term of this Agreement each February 23rd (the "Term of the Agreement") or (ii) in the event of a "Change in Control", as such term is defined in Section 12 of the Galileo
International, Inc. 1999 Equity and Performance Incentive Plan ("Change in Control"), this Agreement shall terminate on the date which is 24 months following the date of such Change in Control (the "Termination Date"). Notwithstanding the foregoing, this Agreement may be terminated effective immediately by the Company for Cause or by Executive for Good Reason as herein provided, in which event the date on which notice of termination is given shall be the Termination Date.

            (b) If Executive terminates his employment under this Agreement without Good Reason as defined in Section 4(b)(ii) hereof, or if the Company terminates Executive's employment for Cause, as defined in Section 4(b)(i) hereof, the Company shall have no financial obligation to Executive other than to pay Executive's base salary through the Termination Date, and Executive's participation in employee benefit plans of the Company shall cease as of such Termination Date. The Company shall give Executive written notice of a termination for Cause and the termination of the Executive's employment shall be effective on the date that such notice is given.

            (i) For purposes of this  Agreement,  "Cause" shall mean:  (A) any act or omission that constitutes a material breach by Executive of, or material misrepresentation or omission under, this Agreement; (B) the commission by Executive of a dishonest, illegal or wrongful act (1) involving fraud, misrepresentation or moral turpitude, (2) causing damage to the Company or (3) involving potential damage to the business and reputation of the Company; (C) Executive's willful and repeated absence from his employment; or (D) material and prolonged deficiencies in Executive's performance of Executive's assigned duties and responsibilities. In respect of events described in clauses (C), and (D) above, the Board shall give
Executive notice, reasonable as to time, place and manner in the circumstances (notwithstanding that such notice may not comply with Section
9), and an opportunity to cure the absence, failure, refusal or disregard in question, provided that such absence, failure, refusal or disregard is reasonably susceptible of cure in the circumstances and, provided further, that the Executive shall make reasonable efforts to effect such cure within 30 days and shall have effected such cure within 90 days.

            (ii) For purposes of this Agreement, "Good Reason" shall mean the occurrence of either of the following events, provided Executive has not given Cause for termination or become incapable of performing Executive's duties by reason of disability (as defined in the Company's disability plan): (A) the Company shall have defaulted in its obligation to pay compensation to Executive when, as and if due under the terms of this Agreement, or (B) the Company shall have failed or refused to appoint and maintain Executive in a job having a compensation opportunity at least equal to that of the position set forth in Section 1 hereof. In respect of events described in clause (A) or (B) above, Executive shall give the Company written notice and 30 days to cure the default, failure or refusal. If such default, failure or refusal is not cured during such 30-day cure period, Executive shall give written notice to the Company of a termination by Executive for Good Reason.

            (c) Subject to Section 4(d) hereof, if the Company terminates the employment of Executive without Cause or Executive terminates Executive's employment with Good Reason prior to a Change in Control, then, provided that Executive complies with the provisions of Section 5 until such time as such information is generally known through no fault of the Executive and Section 6 hereof for a period of 24 months after the Termination Date, the Company shall pay compensation and provide benefits to Executive in respect of each of the following three periods as follows:

            (i)  Compensation through the Termination Date
Within 30 days after the Termination Date the Company will pay Executive a lump sum equal to the sum of (x) Executive's annual base salary through the Termination Date, to the extent not theretofore paid, plus (y) an amount equal to the annual incentive compensation Executive would have received under the MIP (assuming termination of employment had not occurred) attributable to the year in which the Termination Date occurs, assuming 100% target achievement, multiplied by a fraction, the numerator of which is the number of days in such year through the Termination Date and the denominator of which is 365.

            (ii)  Compensation for additional year
Within 30 days after the Termination Date the Company will pay Executive a lump sum equal to the sum of (x) Executive's base salary, at its rate in effect at the Termination Date, for a period of 12 months or the remaining Term of the Agreement (assuming early termination had not occurred) following the Termination Date, whichever is less, plus (y) an amount equal to the annual incentive compensation Executive would have received under the MIP (assuming termination of employment had not occurred) attributable to the year in which the Termination Date occurs, assuming 100% target achievement.

            (iii)  Compensation subject to mitigation
If the period described in section 4(c)(ii) hereof is 12 months, then, commencing 12 months after the Termination Date and for a period of 24 months or the remaining Term of this Agreement (assuming early termination had not occurred) following the date which is 12 months after the Termination Date, whichever is less, the Company will pay Executive's salary, at its rate in effect at the Termination Date, on a monthly basis, plus a monthly amount equal to one-twelfth of the annual incentive compensation Executive would have received under the MIP (assuming termination of employment had not occurred) attributable to the year in which the Termination Date occurs, assuming 100% target achievement. Such monthly payments shall be reduced by any income Executive may generate by engaging during such period in other employment or business activities (not including income from personal investments). Executive shall have an affirmative duty to seek opportunities to generate such other income in mitigation of the Company's obligation to make monthly payments to Executive hereunder. Executive shall have an affirmative duty to inform the Company of the amount of any income that Executive may earn through other employment or business activities during this period.

            (iv) The Company shall continue to provide to Executive the group insurance benefits to Executive pursuant to Section 4(d) hereof for a period of 24 months after the Termination Date to the extent that such benefits are generally available to employees of the Company in the United States. Such benefits shall terminate on the date prior to the expiration of such 24-month period on which Executive shall become entitled to receive benefits from another employer. Executive shall notify the Company in writing no later than ten (10) days after the date on which Executive shall be covered by the benefits of another employer. The Company shall be under no obligation to continue to make any such benefit or benefit plan generally available to employees in the United States.

            (d) If the Company terminates the employment of Executive without Cause prior to a Change in Control if such termination of employment is a condition of the agreement pursuant to which the Change in Control occurs, or if the Company terminates the employment of Executive without Cause within two years following a Change in Control, or if Executive terminates Executive's employment with Good Reason within two years following a Change in Control, then, provided that Executive complies with the provisions of Section 5 until such time as such information is generally known through no fault of the Executive and Section 6 hereof for a period of 24 months after the Termination Date, the payments under Section 4(c) hereof shall not apply but rather the Company shall pay compensation and provide benefits to Executive as follows:

            (i) Within 30 days after the Termination Date the Company will pay Executive a lump sum equal to the sum of (x) Executive's annual base salary through the Termination Date, to the extent not theretofore paid, plus
(y) an amount equal to the annual incentive compensation Executive would have received under the MIP (assuming termination of employment had not occurred) attributable to the year in which the Termination Date occurs, assuming 100% target achievement, multiplied by a fraction, the numerator of which is the number of days in such year through the Termination Date and the denominator of which is 365.

            (ii) Within 30 days after the  Termination  Date the Company  will pay Executive a lump sum equal to (A) the sum of (w) Executive's annual base salary at its rate in effect at the Termination Date, plus (x) an amount equal to the annual incentive compensation Executive would have received under the MIP (assuming termination of employment had not occurred) attributable to the 12-month period following the Termination Date, assuming 100% target achievement on Executive's part (B) multiplied by the number three.

            (iii) The  Company  shall  provide  group  insurance  benefits  to
Executive pursuant to Section 4(d) hereof for three years after the Termination Date; provided, however, that such benefits shall terminate on the date prior to the expiration of such period on which Executive shall become entitled to receive benefits from another employer.

            (e) If the employment of Executive terminates by reason of retirement with the approval of the Board, death or disability, Executive shall be entitled to the benefits applicable to Executive provided pursuant to the plans, policies and programs of the Company then in effect, but Executive shall not be entitled to any payment or benefit pursuant to this Agreement except with respect to retirement with the approval of the Board to the extent provided in Section 4(c)(v) hereof.

            (f) In the event it shall be determined by the Company's public accounting firm that any payment or distribution by the Company or its affiliated companies to or for the benefit of Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any adjustment required under this Section 4(f)) (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended or any amendment, replacement or similar provision thereto, or any interest or penalties are incurred by Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then Executive shall be entitled to receive within 30 days following such determination or such occurrence, as the case may be, an additional payment (a "Gross Up Payment") in an amount such that after payment by Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, Executive retains an amount of the Gross-Up Payment, equal to the Excise Tax imposed upon the Payments.

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

            (b)   Executive   acknowledges  and  agrees  that  this  Agreement
constitutes the entire understanding between the Company and Executive relating to the employment of Executive by the Company, the Parent or any direct or indirect subsidiary or affiliate of the Company, and supersedes all prior written and oral agreements and understandings with respect to the subject matter of this Agreement except for that certain Existing Employment Agreement to the extent described in Section 1(a) hereof.

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


                              GALILEO INTERNATIONAL, L.L.C.


                              By

                                                Mina Gouran
                                    Chair of the Compensation Committee



                              EXECUTIVE:  James E. Barlett



Exhibit 10.14

The Plan's Objectives

>>    To attract, retain, and motivate a top quality management team.
>>    Focus management's attention and energy on Company financial goals.
>> Create a strong and direct link between cash compensation and both individual and corporate annual performance.


Plan Overview

Plan Period
The plan period is January 1, 1999 through December 31, 1999.

Eligibility
>> Individuals are eligible to participate in the Management Incentive Plan based upon duties and responsibilities of their positions and ability to impact the overall results of Galileo International. Individuals with Galileo International assigned grade of M3 and above or T9 are eligible

>> Employees participating in another incentive plan, e.g. Corporate Profit Sharing Plan, are not eligible. If an employee becomes eligible for the Management Incentive Program, participation in the other incentive plan ends. The payment terms for each plan will apply and payment in both plans will be prorated as appropriate. New hires or new participants in the Plan during the year are eligible to receive prorated awards.

>> Individuals must be participants prior to September 1st to be eligible for an award.

>> The Company and/or Compensation Committee of the Board reserves the right to remove individual participants from the Plan permanently or during any given year due to absence, individual performance issues or other reasons affecting their ability to contribute to corporate results.

Incentive Opportunities

Corporate Target and Award Levels
>> The Chief Executive Officer and the Compensation Committee of the Board determine the corporate performance measure and targets.

>> Bonus payments are based on achievement of both individual and corporate objectives as shown in Table 1. Corporate results determine the percentage of target award potentially payable to each participant as illustrated in Table 2.

>> The maximum payout for both the corporate and individual ratings is 150% of the target incentive potential.

Individual Target and Award Potential
>> The target incentive potential is based on your salary grade. The salary grade and local competitive and Galileo International practice determine the targets.

>> Awards are calculated using the applicable year's base pay on December 31st of the year.

>> The Chief Executive Officer, through his senior executives, is responsible for developing appropriate individual goals for participants.

>>    These goals should be established early in the first quarter of the year and documented. Each objective should be weighted to represent its importance to the other objectives. The total of assigned weights must equal 100.

>>    During the year, and as needed, these goals should be reviewed and modified to continue to support business needs. The manager and employee should agree as to the status of the objectives.

>>    Significant changes in the goals initially established should be discussed. To ensure thorough and accurate communication, these changes should be documented.

>> Incentive opportunities vary by individual and/or job level and are determined primarily by local country incentive pay practices.

>> Table 1 is used to determine the award payable to each participant in the year.

>>    A portion of this award is based on corporate results and the remainder is based on the achievement of individual performance goals.

>>    The portion of the award attributable to either corporate or individual results is intended to reflect the relative ability of individuals at each level to directly affect each set of results.

                                      Table 1
--------------------------------------------------------------------------------
                       Salary          Portion of Award Attributable to
                               -------------------------------------------------
                               -------------------------------------------------
     Title Level        Grade     Corporate Results        Individual Results
--------------------------------------------------------------------------------
                               -------------------------------------------------
Chief Executive          M7              100%                      0%
Officer
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Senior Vice President    M6              100%                      0%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Vice President           M5              75%                      25%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Director                 M5              50%                      50%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Director                 M4              50%                      50%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Senior Manager           M3              25%                      75%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Principal Engineer       T9              25%                      75%
--------------------------------------------------------------------------------


Performance Measures and Standards

>> Corporate financial performance measures are the same for all participants. Individual performance measures will vary by individual.

>> 1999 corporate financial performance for the 1999 Management Incentive Plan is measured on Earnings Per Share (EPS). Threshold, target and maximum award levels are shown in Table 2.

                                   Table 2
--------------------------------------------------------------------------------
     Performance vs 1999 MIP Target              Potential Target Award
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                 92.5%                                     50%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                  100%                                    100%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                 107.5%                                   150%
--------------------------------------------------------------------------------

>> Performance between levels can be interpolated or estimated as appropriate.

>> The Company reserves the right to exclude unusual profit or expense events from the calculation of EPS for this Plan. These events are unusual items not related to operating performance.

Award Determination

>> Incentive awards are determined as soon as practicable after the close of the fiscal year and paid as soon as possible following the Compensation Committee's and/or Board's approval, as described below.

Approval Process
>> Bonuses, based on either corporate or individual results, are not paid if the Company does not meet the threshold level of corporate financial performance.

Company Performance

>> The Board approves the Company's financial performance based on the audited results.

Individual Performance

>>    The Board approves the total award payout amount.

>> The Board requires detailed review and approval of award payments for the Corporate Officers and those individuals with base pay of $150,000
      (USD) or more.

Calculating Individual Awards
>> As soon as practicable after the Plan year, the manager and participant review the level of achievement of each of the objectives. A rating is assigned to each objective. Based on the weighting and rating, an overall rating is assigned.

>> The results are summarized and approved by the Senior Vice President. A finalized version documenting the individual and overall results is signed and sent to Human Resources.

>> Human Resources calculates the payout amounts and implements award payment.

>> The following example illustrates the calculation of an award paid to a participant with a prior year's December 31st base pay of $100,000 and a target bonus of 35%. Additional assumptions are that the individual was in the Plan for the entire year, the Company's performance is slightly above target and is paid out at 103.85 and the individual receive a rating of 90% against individual objectives.

                                   Table 3
--------------------------------------------------------------
                                          Portion of Award
                                          Attributable to
                                       ----------------------------------
                                       ----------------------------------
      Bonus Payment Calculation        Corporate  Individual  Award
                                        Results     Results    Payment
-------------------------------------------------------------------------
-------------------------------------------------------------------------
         Actuals          Assumptions     50%         50%
-------------------------------------------------------------------------
-------------------------------------------------------------------------
 Prior Year's Base 12/31    %100,000     50,000     50,000
-------------------------------------------------------------------------
-------------------------------------------------------------------------
      Target Level            35%         35%         35%
-------------------------------------------------------------------------
-------------------------------------------------------------------------
Target Performance Level                $17,500     $17,500    $35,000
     - 100% for both
Corporate and Individual
--------------------------             ----------------------------------
-------------------------------------------------------------------------
   Performance Levels                   103.85%       90%
-------------------------------------------------------------------------
--------------------------             ----------------------------------
  Example Award Payment                18,173.75    $15,750   33,923.75
-------------------------------------------------------------------------

>>    Participants included for part of the year receive prorated payments.

>> Participant promoted during the year receive prorated based on the time spent at each of the one or more target levels for which they were eligible. The individual's base pay for each bonus target is used to calculate the award potential. The base pay's currency remains in effect for each calculation.


Award Payment

>> Participants who leave Galileo International employment for any reason at any time prior to payment being made will forfeit any award which may have been available under this Plan.

Plan Provisions

>> The Company retains the right to, at its sole discretion, amend, modify or terminate this Plan at any time.

>> Participants in any one year do not automatically participate in a management incentive plan in subsequent years, nor is the level of participation guaranteed.

>>    Award payments are subject to applicable taxes.