Form 10-Q
period 2000-06-30
GALILEO INTERNATIONAL INC
filed 2000-08-11
CIK 1039300

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 2000

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

                             (847) 518-4000
------------------------------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)

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

Yes X   No

At August 8, 2000, there were 89,570,420 shares of Common Stock, par value $.01 per share, of the registrant outstanding.

                      GALILEO INTERNATIONAL, INC.
                      QUARTER ENDED JUNE 30, 2000
                                 INDEX
                                                                        PAGE
PART I - FINANCIAL INFORMATION

      Item 1.    Financial Statements of Galileo International, Inc.

                 Condensed Consolidated Balance Sheets as of June 30,
                 2000 (unaudited) and December 31, 1999                   3

                 Condensed Consolidated Statements of Income for the quarter and six months ended June 30, 2000 and 1999
                 (unaudited)                                              4

                 Condensed Consolidated Statements of Cash Flows for
                 the six months ended June 30, 2000 and 1999
                 (unaudited)                                              5

                 Condensed Consolidated Statement of Stockholders'
                 Equity for the six months ended June 30, 2000
                 (unaudited)                                              6

                 Notes to Condensed Consolidated Financial Statements     7

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           12

      Item 3.    Quantitative and Qualitative Disclosures About Market
                 Risk                                                    21


PART II - OTHER INFORMATION

      Item 4     Submission of Matters to a Vote of Security Holders     22

      Item 5.    Other Information                                       23

      Item 6.    Exhibits and Reports on Form 8-K                        24


SIGNATURES                                                               25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           GALILEO INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                           June 30,    December 31,
                                                             2000          1999
                                                           ----------   ----------
                                                           (Unaudited)
                         ASSETS
                         ------
Current assets:
   Cash and cash equivalents                              $   12,157   $    1,794
   Accounts receivable, net                                  254,071      178,123
   Other current assets                                       47,239       50,533
                                                           ----------   ----------
Total current assets                                         313,467      230,450
Property and equipment, at cost:
   Land                                                        6,470        6,470
   Buildings and improvements                                 75,380       72,219
   Equipment                                                 372,354      354,686
                                                           ----------   ----------
                                                             454,204      433,375
   Less accumulated depreciation                             273,053      242,498
                                                           ----------   ----------
Net property and equipment                                   181,151      190,877
Computer software, net                                       153,431      160,794
Intangible assets, net                                       771,306      572,136
Other noncurrent assets                                      113,950      100,936
                                                           ----------   ----------
                                                          $1,533,305   $1,255,193
                                                           ==========   ==========


           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
   Accounts payable                                       $   57,306   $   48,034
   Accrued commissions                                        50,862       33,722
   Income taxes payable                                       25,064        2,785
   Other accrued liabilities                                 123,321      113,712
   Long-term debt, current portion                               477      121,000
                                                           ----------   ----------
Total current liabilities                                    257,030      319,253

Pension and postretirement benefits                           75,557       68,466
Deferred tax liabilities                                      14,001       14,656
Other noncurrent liabilities                                  21,004       24,833
Long-term debt, less current portion                         710,046      434,392
                                                           ----------   ----------
Total liabilities                                          1,077,638      861,600
Stockholders' equity:
   Special voting preferred stock:  $.01 par value;
     3 shares authorized; 3 shares issued and outstanding          -            -
   Preferred stock:  $.01 par value;  25,000,000 shares
     authorized; no shares issued                                  -            -
   Common stock:  $.01 par value;  250,000,000 shares
     authorized; 105,153,566 and 105,038,035 shares issued;
     90,099,096 and 89,999,435 shares outstanding              1,051        1,050
   Additional paid-in capital                                682,899      671,615
   Retained earnings                                         315,174      368,843
   Unamortized restricted stock grants                        (2,362)      (2,761)
   Accumulated other comprehensive income                     (6,066)      (2,866)
   Common stock held in treasury, at cost: 15,054,470
     and 15,038,600 shares                                  (535,029)    (642,288)
                                                           ----------   ----------
Total stockholders' equity                                   455,667      393,593
                                                           ----------   ----------
                                                          $1,533,305   $1,255,193
                                                           ==========   ==========


     See accompanying notes to condensed consolidated financial statements.


                               GALILEO INTERNATIONAL, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (Unaudited, in thousands, except share data)


                                                   Quarter                 Six Months
                                                Ended June 30,           Ended June 30,
                                            ----------------------  -----------------------
                                              2000        1999         2000        1999
                                              ----        ----         ----        ----

Revenues:
   Electronic global distribution services   $ 405,178   $ 380,213    $ 826,484   $ 765,442
   Information services                         20,166      18,609       39,598      37,371
                                            ----------  ----------  ----------- -----------
                                               425,344     398,822      866,082     802,813
Operating expenses:
   Cost of operations                          154,776     132,315      288,780     264,445
   Commissions, selling and administrative     176,013     162,492      356,747     313,537
   Special charge - services agreement               -           -       19,725           -
   Special charge - in-process research
        and development write-off                    -           -        7,000           -
                                            ----------  ----------  ----------- -----------
                                               330,789     294,807      672,252     577,982
                                            ----------  ----------  ----------- -----------
Operating income                                94,555     104,015      193,830     224,831

Other income (expense):
   Interest expense, net                       (12,293)       (650)     (21,568)     (1,440)
   Other, net                                   (2,484)        212       (4,868)      9,979
                                            ----------  ----------  ----------- -----------
Income before income taxes                      79,778     103,577      167,394     233,370

Income taxes                                    36,618      41,328       76,834      93,115
                                            ----------  ----------  ----------- -----------
Net income                                   $  43,160   $  62,249    $  90,560   $ 140,255
                                            ==========  ==========  =========== ===========
Weighted average shares outstanding         91,154,649 104,485,999   90,916,802 104,584,445
                                            ==========  ==========  =========== ===========
Basic earnings per share                     $    0.47   $    0.60    $    1.00   $    1.34
                                            ==========  ==========  =========== ===========
Diluted weighted average shares outstanding 91,737,064 105,273,706   91,319,805 105,378,846
                                            ==========  ==========  =========== ===========
Diluted earnings per share                   $    0.47   $    0.59    $    0.99   $    1.33
                                            ==========  ==========  =========== ===========


            See accompanying notes to condensed consolidated financial statements.



                            GALILEO INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                        Six Months
                                                                       Ended June 30,
                                                                 ----------------------
                                                                    2000         1999
                                                                    ----         ----

Operating activities:
   Net income                                                     $ 90,560    $140,255
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                100,726      82,022
      Write-off of in-process research and development               7,000           -
      Gain on sale of assets                                           (48)     (9,498)
      Deferred income taxes, net                                   (17,118)     (2,924)
      Changes in operating assets and liabilities,
          net of effects from acquisition of businesses:
        Accounts receivable, net                                   (64,889)    (49,831)
        Other current assets                                        10,217       4,717
        Noncurrent assets                                           (2,764)     (7,779)
        Accounts payable and accrued commissions                    21,314       5,554
        Accrued liabilities                                          3,817     (25,207)
        Income taxes payable                                        22,277      15,472
        Noncurrent liabilities                                       8,866      16,025
      Other                                                          1,637         399
                                                                 ----------   ---------
Net cash provided by operating activities                          181,595     169,205

Investing activities:
   Purchase of property and equipment                              (15,853)    (30,434)
   Purchase and capitalization of computer software                (17,287)     (9,290)
   Proceeds on sale of assets                                          227       9,529
   Acquisition of businesses, net of $15,551 cash acquired        (129,191)          -
   Other investing activities                                      (27,421)    (22,509)
                                                                 ----------   ---------
Net cash used in investing activities                             (189,525)    (52,704)

Financing activities:
   Borrowings under credit agreements                              184,000     135,000
   Repayments under credit agreements                              (30,000)    (75,128)
   Repurchase of common stock for treasury                        (119,583)   (441,219)
   Dividends paid to stockholders                                  (16,312)    (17,275)
   Proceeds from exercise of employee stock options, net               406       1,799
   Payments of capital lease obligations                               (61)    (27,690)
   Issuance of promissory note                                           -     307,736
                                                                 ----------   ---------
Net cash provided by (used in) financing activities                 18,450    (116,777)
Effect of exchange rate changes on cash                               (157)     (1,204)
                                                                 ----------   ---------
Increase (decrease) in cash and cash equivalents                    10,363      (1,480)
Cash and cash equivalents at beginning of period                     1,794       9,828
                                                                 ----------   ---------
Cash and cash equivalents at end of period                        $ 12,157    $  8,348
                                                                 ==========   =========






            See accompanying notes to condensed consolidated financial statements.

                               GALILEO INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (Unaudited, in thousands, except share data)

                                                      Special
                                                       Voting                  Additional
                                                     Preferred      Common      Paid-in   Retained
                                                       Stock        Stock       Capital   Earnings
                                                   ------------  ------------  ---------  ---------
Balance at December 31, 1999                          $      -      $  1,050   $ 671,615   $368,843
Comprehensive income:
   Net income                                                -             -          -      90,560
   Other comprehensive income (loss), net of tax:
    Unrealized holding losses on securities                  -             -          -           -
    Foreign currency translation adjustments                 -             -          -           -
   Other comprehensive income (loss)
Comprehensive income
Amortization of restricted stock grants                      -             -          -           -
Issuance of 115,531 shares of common stock under
   employee stock option plans                               -             1         405          -
Issuance of stock options upon acquisition of
   Trip.com                                                  -             -      10,879          -
Issuance of 5,499,630 shares of common stock from
   treasury to acquire Trip.com                              -             -           -   (127,917)
Repurchase of 5,515,500 shares of common stock
   for treasury                                              -             -           -          -
Dividends paid ($0.18 per share)                             -             -           -    (16,312)

                                                   ------------  ------------  ---------  ---------
Balance at June 30, 2000                              $      -      $  1,051   $ 682,899   $315,174
                                                   ============  ============  =========  =========



                                GALILEO INTERNATIONAL, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Unaudited, in thousands, except share data)


                                                                 Accumulated
                                                   Unamortized     Other
                                                    Restricted  Comprehensive  Treasury
                                                   Stock Grants    Income        Stock       Total
                                                   ------------  ------------  ---------  ---------
Balance at December 31, 1999                          $ (2,761)     $ (2,866)  $(642,288)  $393,593
Comprehensive income:
   Net income                                                -             -          -      90,560
   Other comprehensive income (loss), net of tax:
    Unrealized holding losses on securities                  -          (718)         -        (718)
    Foreign currency translation adjustments                 -        (2,482)         -      (2,482)
                                                                                          ---------
   Other comprehensive income (loss)                                                         (3,200)
                                                                                          ---------
Comprehensive income                                                                         87,360
Amortization of restricted stock grants                    399             -          -         399
Issuance of 115,531 shares of common stock under
   employee stock option plans                               -             -          -         406
Issuance of stock options upon acquisition of
   Trip.com                                                  -             -          -      10,879
Issuance of 5,499,630 shares of common stock from
   treasury to acquire Trip.com                              -             -     226,842     98,925
Repurchase of 5,515,500 shares of common stock
   for treasury                                              -             -    (119,583)  (119,583)
Dividends paid ($0.18 per share)                             -             -          -     (16,312)

                                                   ------------  ------------  ---------  ---------
Balance at June 30, 2000                              $ (2,362)     $ (6,066)  $(535,029)  $455,667
                                                   ============  ============  =========  =========


           See accompanying notes to condensed consolidated financial statements.



                       GALILEO INTERNATIONAL, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements of Galileo International, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Certain reclassifications have been made to the condensed consolidated financial statements for the prior year to conform with the current presentation.

     The results of operations for the quarter and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

     The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company and TRIP.com as if the acquisition had occurred on January 1, 1999 (dollars in millions, except per share amounts):

                                         Six Months
                                       Ended June 30,
                                      -----------------
                                       2000       1999
                                       ----       ----
            Revenues                  $868.7     $807.7
            Net income                  84.3      105.1
            Basic earnings per share    0.91       0.95
            Diluted earnings per share  0.90       0.94


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

     On April 14, 2000, the Company acquired Travel Automation Services Limited ("Galileo UK"), the Company's national distribution company in the United Kingdom, and terminated certain revenue sharing obligations for $30.0 million in cash. The pro forma effects of this acquisition are not significant.

     In connection with all of the above acquisitions, the Company incurred expenses of $8.2 million, which have been accounted for as part of the purchase prices. The Company accounted for these acquisitions using the purchase method of accounting. Accordingly, the costs of these acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values. Goodwill and other intangible assets related to the cost of these acquisitions are being amortized over 3 to 20 years. The resulting amortization is included in cost of operations expenses. The results of operations and cash flows of TRIP.com, Terren and Galileo UK have been consolidated with those of the Company from the date of each acquisition.

NOTE 3 - EARNINGS PER SHARE

     Basic earnings per share for the quarter and six months ended June 30, 2000 and 1999 is calculated based on the weighted average shares outstanding for the period. Diluted earnings per share is calculated as if the Company had additional Common Stock outstanding from the beginning of the year or the date of grant for all dilutive stock options, net of assumed repurchased shares using the treasury stock method. This resulted in an increase in the weighted average number of shares outstanding for the quarter and six months ended June 30, 2000 of 582,415, and 403,003, respectively. The increase in the weighted average number of shares outstanding for the quarter and six months ended June 30, 1999 was 787,707 and 794,401, respectively.


NOTE 4 - SPECIAL CHARGES

     In connection with the Company's 1997 acquisition of Apollo Travel Services Partnership, the Company entered into an agreement (the "Services Agreement") with United Airlines, US Airways, and Air Canada (collectively the "Service Providers") to provide certain marketing services and other support to the Company in the U.S. and Mexico. In exchange for these services, the Company agreed to compensate the Service Providers if the Company achieved specific air segment growth and booking fee price increases over a five-year period. Although the Company was accruing its estimated price-related liability under the Services Agreement based upon lower levels of historical and projected pricing, as a result of the price increase in the U.S. and Mexico that became effective on January 1, 2000, the Company now expects to owe the full price-related obligation. On December 30, 1999, the Company was released by United Airlines from the price-related obligation under the Services Agreement. In turn, GIO Services, L.L.C. ("GIO Services"), a qualified special-purpose entity, was created and funded with $97.3 million to assume the liability and pay United Airlines in July 2002. During the quarter ended March 31, 2000, the Company reassessed the future benefit of the services provided by US Airways. As a result, the Company recorded a special charge of $19.7 million and transferred $27.2 million to GIO Services to provide for payment of the price-related obligation to US Airways in July 2002. The activities of GIO Services are strictly limited to payment of these Services Agreement obligations. As a result of these transactions, the Company has no further payment obligations to United Airlines and US Airways related to booking fee price increases under the Services Agreement.

     The Company also recorded a special charge of $7.0 million during the quarter ended March 31, 2000 to write off in-process research and development costs related to the acquisition of TRIP.com.

     The Company recorded special charges of $26.4 million ($15.9 million after tax) during the quarter ended December 31, 1998 related to a strategic realignment of the Company's operations in the United Kingdom and, to a lesser degree, other realignments within the Company. These special charges were comprised primarily of $15.0 million in severance costs related to the termination of 399 employees, primarily in the development and marketing groups, and $11.4 million of other costs, principally related to the closing of the remaining Swindon, U.K. facilities. As of June 30, 2000, $16.1 million of severance related costs have been paid and charged against the liability and 370 employees have been terminated. The Company considers the realignment activities to be substantially complete as of June 30, 2000. Also related to the closing of Swindon, U.K. facilities, in 1993, the Company, formerly Covia Partnership, combined with The Galileo Company Ltd. and consolidated its two data center facilities resulting in the closing of the Swindon, U.K. data center. In connection therewith, the estimated cost of the consolidation was charged to expense. During 1999, the Company was successful in assigning a Swindon, U.K. facility lease at market rates, resulting in recognition of an $11.3 million ($6.8 million after tax) one-time recovery of previously reserved facilities expenses. At June 30, 2000 and December 31, 1999, the estimated remaining liabilities for all of the above mentioned restructuring activities were $7.1 million and $10.2 million, respectively, and are included in the accompanying condensed consolidated balance sheets.


NOTE 5 - DEBT

     In March 2000, the Company entered into a new $200.0 million 16-month credit agreement, which was partially utilized on March 10, 2000 to fund the acquisition of the remaining ownership interest in TRIP.com. In April 2000, the Company entered into a new $500.0 million credit agreement that expires in July 2001. This new agreement replaces the $200.0 million 16-month credit agreement entered into in March 2000 and the existing $200.0 million 364-day credit agreement that was due to expire in July 2000. Facility fees range from 10.0 to
22.5 basis points. As of June 30, 2000, the effective interest rate for amounts outstanding under the $500.0 million credit agreement was 7.2%.


NOTE 6 - COMMITMENTS & CONTINGENCIES

     During 1998, as part of the purchase price of S. D. Shepherd Systems, Inc. ("Shepherd Systems"), the Company recorded a $5.0 million contingent liability for additional payments, due ratably over five years, based on a calculation of the relevant calendar year's annual cash flow of Shepherd Systems. At December 31, 1999 the liability related to these payments was included in other noncurrent liabilities. During the quarter ended June 30, 2000, based upon an analysis of Shepherd Systems' historical and projected cash flow results, the Company determined that no payments will be required. Accordingly, the contingent liability has been written-off against the acquisition-related goodwill of Shepherd Systems.


NOTE 7 - STOCKHOLDERS' EQUITY

     For the six months ended June 30, 2000, the Company accounted for a $1.2 million unrealized holding loss on available-for-sale marketable equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in

Debt and Equity Securities". The after tax effect of $0.7 million is included as a separate component of Stockholders' Equity.

     On April 21, 2000, the Board of Directors authorized a new $250.0 million share repurchase program. The Company began purchasing shares under the new program in June 2000, after completion of its $750.0 million program. Repurchased shares are held in treasury to provide available shares for possible resale in future public or private offerings, and for other general corporate purposes. The purchases are funded through the Company's available working capital and borrowing facilities. The amount, timing and price of any repurchases of the Company's Common Stock depend on market conditions and other factors. For the quarter ended June 30, 2000, the Company repurchased 2,736,900 of its shares in the open market at a total cost of $62.2 million. As of June 30, 2000, the Company held a total of 15,054,470 shares in treasury.

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

     Comprehensive income for the six months ended June 30, 1999 was $141.7 million, comprised of net income of $140.3 million, unrealized holding gains on securities of $0.9 million, and foreign currency translation adjustments of $0.5 million.


NOTE 8 - INTEREST IN EQUANT

     At June 30, 2000, the Company owned 1,106,564 non-marketable depository certificates representing beneficial ownership of common stock of Equant N.V. ("Equant"), a telecommunications company affiliated with Societe Internationale de Telecommunications Aeronautiques (SITA). If these certificates were converted into registered common stock of Equant, the market value at June 30, 2000 would have been $47.6 million. The Company's carrying value of these depository certificates was nominal at June 30, 2000 and December 31, 1999. Any future disposal of such depository certificates may result in significant gains to the Company. (1)








---------
(1) See Statement Regarding Forward-Looking Statements on page 20.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION


                                         Six Months
                                       Ended June 30,
                                      ----------------
(In millions)                         2000        1999
                                      ----        ----
Interest paid                        $ 24.0       $ 2.3
Income taxes paid                      71.7        83.0



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     Galileo International, Inc. is one of the world's leading providers of electronic global distribution services for the travel industry. We provide travel agencies at approximately 41,900 locations, as well as consumers, corporations and other subscribers, with the ability to view schedules, availability and fare information, book reservations and issue tickets for more than 500 airlines. We also provide our subscriber customers with information and booking capabilities for major hotel chains, car rental companies, cruise lines and numerous tour operators throughout the world.

     We generate revenue from the provision of electronic global distribution services and information services. During the six months ended June 30, 2000, we generated 95.4% of our revenue from electronic global distribution services and 4.6% of our revenue from information services. The following table summarizes electronic global distribution services revenues by geographic location as a percentage of the total, and summarizes total booking volumes for each of the periods indicated. The location of the subscriber making the booking determines the geographic region credited with the related revenues and bookings:

                                            Quarter              Six Months
                                        Ended June 30,         Ended June 30,
                                      --------------------   -------------------
                                       2000       1999        2000       1999
                                       ----       ----        ----       ----
Percentage of Revenue
---------------------
U.S. Market                             38.3 %     41.3 %      39.1 %     41.8 %
All Other Markets                       61.7       58.7        60.9       58.2
                                      --------------------   -------------------
                                       100.0 %    100.0 %     100.0 %    100.0 %
                                      ====================   ===================


Worldwide Bookings
------------------
(in millions)
U.S. Market:
   Air                                   29.5       32.6        63.2       68.6
   Car/Hotel/Leisure                      6.0        6.1        11.8       11.8
                                      ------------------     ------------------
Total Bookings                           35.5       38.7        75.0       80.4

All Other Markets:
   Air                                   52.9       52.0       107.7      105.7
   Passive Booking Adjustment-Japan (1)   0.9          -         1.9          -
                                      ------------------     ------------------
   Adjusted Air                          53.8       52.0       109.6      105.7

   Car/Hotel/Leisure                      1.6        1.5         3.2        3.0
                                      ------------------     ------------------
Total Bookings                           55.4       53.5       112.8      108.7

Total Worldwide Bookings                 90.9       92.2       187.8      189.1
                                      ==================     ==================


(1) Adjusts for the impact of a July 1999 pricing structure change that reduced reported passive booking volumes in Japan. In markets outside of Japan, the net impact to reported passive bookings due to the pricing structure change was slightly positive.


SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

     REVENUES. Revenues increased $26.6 million, or 6.7%, to $425.4 million for the quarter ended June 30, 2000 from $398.8 million for the quarter ended June 30, 1999. Our electronic global distribution services revenues grew $25.0 million, or 6.6%. Total airline booking revenue increased 5.5% over the quarter ended June 30, 1999 primarily due to booking fee price increases that went into effect in January 2000, and other yield improvements. Remaining net increases in our electronic global distribution services revenues were principally due to the inclusion of TRIP.com and Galileo UK revenues since the dates of their respective acquisitions, and increased sales of certain marketing services. Partially offsetting these increases were lower subscriber fees resulting from a decrease in our U.S. market share and an increasing trend for travel agencies to utilize their own computer equipment.

     Worldwide bookings decreased 1.4% year over year. International booking volumes increased 1.8% and U.S. booking volumes decreased 8.2% over the same period last year. Adjusting for the impact of a July 1999 pricing structure change that reduced reported passive booking volumes in Japan, total international booking volumes increased 3.5% for the quarter. The increase in international booking volumes was driven by continued strong growth in many international markets, including double-digit gains in India, Greece and Brazil.

     The decline in U.S. booking volumes was primarily due to a decrease in our U.S. market share which we believe was principally attributable to the effect of our field sales force transition in 1999 and the increasing impact of the shift in bookings to Internet travel sites. With a new U.S. sales force in place, we are aggressively executing growth plans for new and renewal business in the traditional travel agency channel and expect to strengthen our U.S. market position in the second half of 2000. (1) However, growth in traditional travel agency bookings may be mitigated by the accelerating shift of bookings to the Internet channel where our market share is currently lower. (1) In the Internet channel, our strategy is to have multiple points of presence by serving as the booking engine behind several Internet travel sites such as UAL.com, Biztravel.com and Beyoo.com, and by expanding the presence of our own sites including Galileo.com and TRIP.com. (1)

     COST OF OPERATIONS. Cost of operations expenses increased $22.5 million, or 17.0%, to $154.8 million for the quarter ended June 30, 2000 from $132.3 million for the quarter ended June 30, 1999. The increase was primarily attributable to amortization of goodwill and other intangibles related to the acquisition of TRIP.com, and higher network communication costs related to our ongoing migration to a single Internet protocol. The remaining increase was primarily due to TRIP.com and Galileo UK wages and other costs since their respective acquisition dates. Partially offsetting these increases were lower subscriber maintenance and installation expenses related to the decrease in subscriber fee revenue noted above.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses increased $13.5 million, or 8.3%, to $176.0 million for the quarter ended June 30, 2000 from $162.5 million for the quarter ended June 30, 1999. Commissions paid to national distribution companies ("NDCs") and subscriber incentive payments increased $10.0 million, or 8.9%, to $122.0 million for the quarter ended June 30, 2000 from $112.0 million for the quarter ended June 30, 1999. The growth in electronic global distribution services revenues resulted in increased commissions to NDCs, which are generally based on a percentage of booking fee revenues, and have therefore grown at a rate consistent with the growth in booking fees by country. This increase in commissions was primarily offset by the elimination of commissions paid to Galileo UK subsequent to this acquisition, as we no longer pay commissions but instead incur the direct costs of operating in this market. Incentive payments,

----------
(1) See Statement Regarding Forward-Looking Statements on page 20.

which are provided to subscribers in order to maintain and expand our travel agency customer base, increased in the quarter principally due to the initiation of new contracts with multinational and key regional accounts, and the renegotiation of existing contracts. Although subscriber incentives continue to grow, the rate of growth has slowed compared to the prior year. Remaining commissions, selling and administrative expenses increased primarily due to TRIP.com and Galileo UK wages, marketing and advertising, and other expenses since their respective acquisition dates, partially offset by decreases in service agreement expenses and other marketing and advertising expenses.

     OTHER EXPENSE, NET. Other expense, net includes interest expense net of interest income, foreign exchange gains or losses, and other non-operating items. Other expense, net increased $14.4 million to $14.8 million for the quarter ended June 30, 2000 from $0.4 million for the quarter ended June 30, 1999. This increase was primarily the result of higher interest expense arising from higher average debt levels in 2000 to fund the acquisition of TRIP.com and to repurchase Common Stock for treasury. The remaining increase was primarily due to $2.6 million in foreign exchange losses for the quarter ended June 30, 2000, resulting from unfavorable euro and British pound sterling forward contracts and holding losses. The net impact of foreign currency forward contracts and transactions in 1999 was not material.

     INCOME TAXES. Income taxes decreased $4.7 million, or 11.4%, to $36.6 million for the quarter ended June 30, 2000 from $41.3 million for the quarter ended June 30, 1999. The decrease was a result of lower income before income taxes for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999, partially offset by a higher effective tax rate. Our effective tax rate was approximately 46% in 2000 and 40% in 1999. This increase in the effective tax rate was due to non-deductible amortization of intangibles arising from the acquisition of TRIP.com.

     NET INCOME. Net income decreased $19.1 million, or 30.7%, to $43.2 million for the quarter ended June 30, 2000 from $62.3 million for the quarter ended June 30, 1999. Net income as a percentage of revenues decreased to 10.1% for the quarter ended June 30, 2000 from 15.6% for the quarter ended June 30, 1999. The net income and net margin decreases were primarily due to the amortization of goodwill and other intangibles related to the acquisition of TRIP.com.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     REVENUES. Revenues increased $63.3 million, or 7.9%, to $866.1 million for the six months ended June 30, 2000 from $802.8 million for the six months ended June 30, 1999. Our electronic global distribution services revenues grew $61.0 million, or 8.0%. Total airline booking revenue increased 7.8% over the six months ended June 30, 1999 primarily due to booking fee price increases that went into effect in March 1999 and January 2000, and other yield improvements. Remaining net increases in our electronic global distribution services revenues were principally due to the inclusion of TRIP.com and Galileo UK revenues since the date of their respective acquisitions, and increased sales of certain marketing services. Partially offsetting these increases were lower subscriber fees resulting from a decrease in our U.S. market share and an increasing trend for travel agencies to utilize their own computer equipment.

     Worldwide bookings declined 0.7% year over year. International booking volumes increased 2.0% and U.S. booking volumes decreased 6.7% over the same period last year. Adjusting for the impact of a July 1999 pricing structure change that reduced reported passive booking volumes in Japan, total international booking volumes increased 3.8% for the six months ended June 30, 2000. The increase in international booking volumes for the period was driven by continued strong growth in many international markets, including double-digit gains in India and Brazil.

     The decline in U.S. booking volumes was primarily due to a decrease in our U.S. market share which we believe was principally attributable to the effect of our field sales force transition in 1999 and the increasing impact of the shift in bookings to Internet travel sites. With a new U.S. sales force in place, we are aggressively executing growth plans for new and renewal business in the traditional travel agency channel and expect to strengthen our U.S. market position in the second half of 2000. (1) However, growth in traditional travel agency bookings may be mitigated by the accelerating shift of bookings to the Internet channel where our market share is currently lower. (1) In the Internet channel, our strategy is to have multiple points of presence by serving as the booking engine behind several Internet travel sites such as UAL.com, Biztravel.com and Beyoo.com, and by expanding the presence of our own sites including Galileo.com and TRIP.com. (1)

     COST OF OPERATIONS. Cost of operations expenses increased $24.4 million, or 9.2%, to $288.8 million for the six months ended June 30, 2000 from $264.4 million for the six months ended June 30, 1999. The increase was primarily attributable to the amortization of goodwill and other intangibles related to the acquisition of TRIP.com, and higher network communication costs related to our ongoing migration to a single Internet protocol. Also, cost of operations expenses include TRIP.com and Galileo UK expenses subsequent to their respective acquisition dates. These increases were partially offset by net cost savings from the 1999 Swindon, U.K. realignment and lower subscriber maintenance and installation expenses related to the decrease in subscriber fee revenue noted above.


---------
(1) See Statement Regarding Forward-Looking Statements on page 20.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses increased $43.3 million, or 13.8%, to $356.8 million for the six months ended June 30, 2000 from $313.5 million for the six months ended June 30, 1999. Commissions paid to NDCs and subscriber incentive payments increased $36.3 million, or 16.7%, to $253.3 million for the six months ended June 30, 2000 from $217.0 million for the six months ended June 30, 1999. The growth in electronic global distribution services revenues resulted in increased commissions to NDCs, which are generally based on a percentage of booking fee revenues, and have therefore grown at a rate consistent with the growth in booking fees by country. This increase was partially offset by the elimination of commissions paid to Galileo UK subsequent to this acquisition, as we no longer pay commissions but instead incur the direct costs of operating in this market. Incentive payments, which are provided to subscribers in order to maintain and expand our travel agency customer base, increased principally due to the initiation of new contracts with multinational and key regional accounts, and the renegotiation of existing contracts. Although subscriber incentives continue to grow, the rate of growth has slowed compared to the prior year. Remaining commissions, selling and administrative expenses increased primarily due to TRIP.com and Galileo UK wages, marketing and advertising, and other expenses since their respective acquisition dates.

     SPECIAL CHARGES. In the first quarter of 2000, we recorded a special charge of $19.7 million related to the extinguishment of a portion of our liability arising from our Services Agreement with US Airways. As a result, we have no further payment obligations to US Airways related to price increases under the Services Agreement. (See Note 4 - Special Charges, on page 9, for further discussion of this charge.)

     We also recorded a special charge of $7.0 million during the first quarter of 2000 to write off in-process research and development costs related to our acquisition of TRIP.com.

     OTHER EXPENSE, NET. Other expense, net includes interest expense net of interest income, foreign exchange gains or losses, and other non-operating items. Other expense, net increased $34.9 million to $26.4 million in expense for the six months ended June 30, 2000 from $8.5 million in income for the six months ended June 30, 1999. This increase was primarily the result of higher interest expense arising from higher average debt levels in 2000 to fund the acquisition of TRIP.com and to repurchase Common Stock for treasury. Also contributing to the increase was $4.2 million in foreign exchange losses for the six months ended June 30, 2000, resulting from unfavorable euro and British pound sterling forward contracts and holding losses. The net impact of foreign currency forward contracts and transactions in 1999 was not material. In addition, a $9.4 million gain was recognized in the first quarter of 1999 from the sale of a portion of the shares we owned in Equant.

     INCOME TAXES. Income taxes decreased $16.3 million, or 17.5%, to $76.8 million for the six months ended June 30, 2000 from $93.1 million for the six months ended June 30, 1999. The decrease was a result of lower income before income taxes for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, partially offset by a higher effective tax rate in 2000. Our effective tax rate was approximately 46% in 2000 and 40% in 1999. This increase in the effective tax rate was due to non-deductible amortization of intangibles arising from the acquisition of TRIP.com.

     NET INCOME. Net income decreased $49.7 million, or 35.4%, to $90.6 million for the six months ended June 30, 2000 from $140.3 million for the six months ended June 30, 1999. Net income as a percentage of revenues decreased to 10.5% for the six months ended June 30, 2000 from 17.5% for the six months ended June 30, 1999. The decreases in our net income and net margin were principally the result of a one-time special charge related to the US Airways Services Agreement and the amortization of intangibles and the write-off of in-process research and development costs in connection with the TRIP.com acquisition. In addition, the quarter ended March 31, 1999 included an after-tax gain of $5.7 million from the sale of a portion of the shares we owned in Equant.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $12.2 million and working capital totaled $56.4 million at June 30, 2000. At December 31, 1999, cash and cash equivalents totaled $1.8 million and working capital totaled ($88.8) million. Excluding $121.0 million in debt outstanding under our 364-day credit agreement, which was used to fund a portion of our repurchases of Common Stock for treasury, working capital totaled $32.2 million at December 31, 1999. Cash and cash equivalents increased $10.4 million during the six months ended June 30, 2000 primarily due to cash generated from operations and additional borrowings under credit agreements, partially offset by cash used in investing activities and for repurchases of Common Stock for treasury.

     Net cash used in investing activities for the six months ended June 30, 2000 principally related to $129.2 million in net cash used to acquire TRIP.com, Terren and Galileo UK. The remaining investing activities relate to purchases of mainframe data processing and network equipment, purchases of computer equipment provided to our travel agency subscribers, and investments in companies aligned with our strategic direction. Capital expenditures, excluding the capitalization of internally developed software, were $25.7 million for the six months ended June 30, 2000 compared to $33.3 million for the six months ended June 30, 1999.

     Net cash used in financing activities for the six months ended June 30, 2000 included repurchases of Common Stock for treasury totaling $119.6 million and $16.3 million in dividends paid to our stockholders. We paid $0.09 per share cash dividends on February 18, 2000 to stockholders of record as of February 4, 2000, and on May 19, 2000 to stockholders of record as of May 5, 2000. In April 2000, we entered into a new $500.0 million credit agreement that expires in July 2001. This new agreement replaces the $200.0 million 16-month credit agreement entered into in March 2000 and our existing $200.0 million 364-day credit agreement that was due to expire in July 2000. During the six months ended June 30, 2000, net borrowings under our credit agreements totaled $154.0 million and we had $225.0 million available under our revolving credit facilities at June 30, 2000.

     We expect that future cash requirements will principally be for capital expenditures, repayments of indebtedness, repurchases of our Common Stock for treasury, and potential acquisitions that are aligned with our strategic direction. (1) We believe that cash generated by operating activities will be sufficient to fund our future cash requirements, except that significant acquisitions, investments, or share repurchases may require additional borrowings or other financing alternatives. (1)

     In  addition  to  reinvesting  a  substantial  portion of  earnings  in our business, we currently intend to pay regular quarterly dividends and to repurchase additional shares of our Common Stock. (1) On April 21, 2000, the Board of Directors authorized a new $250.0 million share repurchase program. We began purchasing shares under the new program in June 2000, after completion of our $750.0 million program. On July 20, 2000, we declared a cash dividend of $0.09 per share to be paid on August 18, 2000 to stockholders of record as of August 4, 2000. The declaration and payment of future dividends, as well as the amount thereof, and the amount of future repurchases of our Common Stock beyond authorized amounts are subject to the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. There can be no assurance that we will declare and pay any future dividends or repurchase additional shares of our Common Stock. (1)


EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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













----------
(1) See Statement Regarding Forward-Looking Statements on page 20.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this report that are not strictly historical, including statements as to plans, objectives and future performance, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section  21E of the  Securities  Exchange  Act of  1934.  We  have  based  these forward-looking statements on our current expectations and projections about future events. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from the events or results expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. Risks and uncertainties associated with our forward-looking statements include, but are not limited to: the loss and inability to replace the bookings generated by one or more of our five largest travel agency customers; our ability to effectively execute our sales initiatives in key markets; our sensitivity to general economic conditions and events that affect airline travel and the airlines that participate in our Apollo(R)and Galileo(R) systems; circumstances relating to our investment in technology, including our ability to timely develop and achieve market acceptance of new products; our ability to successfully expand our operations and service offerings in new markets, including the on-line travel market; our ability to manage administrative, technical and operational issues presented by our expansion plans and acquisitions of other businesses; our ability to complete the transition to a new, Internet protocol-based network as planned, and for the cost and within the time frame currently estimated; the results of our international operations and expansion into developing and new computerized reservation system ("CRS") markets, governmental approvals, trade and tariff barriers, and political risks; new or different legal or regulatory requirements governing the CRS industry; and natural disasters, security breaches or other calamities that may cause significant damage to our Data Center facility.

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

     We enter into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of our European and Canadian operations. At June 30, 2000, we have entered into foreign exchange forward contracts that provide for purchases of GBP 3.8 million, CAD 1.0 million, and EUR 7.0 million at various dates throughout 2000. At June 30, 2000 and December 31, 1999, the notional principal amounts of outstanding forward contracts were $13.6 million and $19.6 million, respectively. The fair value of outstanding forward contracts at June 30, 2000 and December 31, 1999 was $(0.6) million and $0.03 million, respectively.

     As of June 30, 2000, we were party to a $500.0 million 16-month credit agreement and a $400.0 million five-year credit agreement (collectively, the "Credit Agreements") with a group of banks. Interest on the borrowings may be either Base Rate, CD Rate or LIBOR Rate based. For the six months ended June 30, 2000, the effective interest rate for loans outstanding under the Credit Agreements was 6.71%. If interest rates had averaged 10% higher in the first six months of 2000, our interest expense would have hypothetically increased by $2.1 million. This amount was calculated by applying the hypothetical increase to the applicable interest rates and outstanding principal throughout the six months ended June 30, 2000.

     We have also entered into interest rate swap agreements to convert portions of our variable rate debt to fixed rate. We account for our interest rate swap agreements as a hedge of our interest rate exposure. At June 30, 2000 and December 31, 1999, we had outstanding interest rate swap agreements with a total notional value of $34.4 million with fixed interest rates averaging 5.87%. The fair value of outstanding swap agreements at June 30, 2000 and December 31, 1999 was $1.1 million and $1.0 million, respectively.

     We are also exposed to equity price risks on the marketable equity securities we hold for strategic purposes. Assuming a 20% adverse change in the June 30, 2000 equity prices of our marketable securities, our financial position would not be materially affected.






---------
(1) See Statement Regarding Forward-Looking Statements on page 20.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on May 18, 2000. On March 22, 2000, the record date for the Annual Meeting, the Company had issued and outstanding two classes of voting securities: 93,729,416 shares of Common Stock and three shares of Special Voting Preferred Stock. Each Common Stock share is entitled to one vote in the election of directors and other matters submitted to a vote of stockholders. As of May 18, 2000 the Special Voting Preferred Stock was divided into three series, each series consisting of one share and entitling the holder thereof to elect one director so long as certain share ownership thresholds are maintained. Pursuant to the provisions of the Special Voting Preferred Stock as of May 18, 2000, the holders were entitled to elect a total of three of the nine members of the Board of Directors. The respective holders of the Special Voting Preferred Stock are entitled to elect their director designee, voting as a separate class. At the Annual Meeting, the common stockholders elected two directors, and prior to the Annual Meeting, Covia L.L.C., a subsidiary of United Airlines, as holder of one share of Special Voting Preferred Stock elected one director as set forth in (c) below. All such elections were effective May 18, 2000.


(c) Set forth below is the tabulation of the votes on each nominee for election as a director:

                        Name              For          Withheld Authority
                        ----              ---          ------------------
      COMMON STOCK      James E. Barlett  75,624,903       6,425,605
                        Kenneth Whipple   81,566,736         483,772

      SPECIAL VOTING
      PREFERRED STOCK   Graham W. Atkinson         1               0

      Set forth below is the tabulation of the votes to approve the Galileo International, Inc. Employee Stock Purchase Plan:

      For               Against     Withheld    Broker Non-Vote
      ---               -------     --------    ---------------
      81,569,5999       443,593      27,316           0

ITEM 5.  OTHER INFORMATION

     In March 2000, we announced the launch of Quantitude, Inc. ("Quantitude"), a new, wholly owned telecommunications subsidiary. Quantitude is building an end-to-end private network on a standard Internet protocol platform (TCP/IP) to deliver global Internet, Virtual Private Network, and telecommunications network services to a variety of customers. Most endpoints are scheduled to be connected in the first two years, and the entire effort is expected to be completed in three years. (1) We will transfer asset ownership of our existing network and network personnel to Quantitude, which will provide current and future network services to the Company. (1)

     On May 23, 2000 Cheryl Ballenger was promoted to Executive Vice President, Finance, Chief Financial Officer and Treasurer. Ms. Ballenger replaced Paul H. Bristow, who resigned effective March 15, 2000.































----------
(1) See Statement Regarding Forward-Looking Statements on page 20.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit Index

Exhibit Number      Exhibit Description
--------------      -------------------
10.1                Amendment No. 4 to Galileo International, Inc. Guaranty

10.2                $500,000,000 Credit Agreement Dated April 13, 2000

10.3                Amendment No. 6 to $400,000,000 Five-Year Credit Agreement

*10.4               Galileo International Management Incentive Plan - 2000 Plan
                    Summary

*10.5               Galileo International, Inc. Employee Stock Purchase Plan (1)

27.1                Financial Data Schedule


* Management contract or compensatory plan or arrangement

(1) Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed on June 29, 2000.

(b) Reports on Form 8-K - The Company filed one report on Form 8-K/A with the Securities and Exchange Commission on May 23, 2000 with respect to Item 2.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Galileo International, Inc.




Date:  August 11, 2000                   By: /s/ Cheryl M. Ballenger
                                             Cheryl M. Ballenger
                                             Executive Vice President,  Finance,
                                             Chief    Financial    Officer   and
                                             Treasurer

                      GALILEO INTERNATIONAL, INC.
                             Exhibit Index

Exhibit Number      Exhibit Description
--------------      -------------------
10.1                Amendment No. 4 to Galileo International, Inc. Guaranty

10.2                $500,000,000 Credit Agreement Dated April 13, 2000

10.3                Amendment No. 6 to $400,000,000 Five-Year Credit Agreement

*10.4               Galileo International Management Incentive Plan - 2000 Plan
                    Summary

*10.5               Galileo International, Inc. Employee Stock Purchase Plan (1)

27.1                Financial Data Schedule

* Management contract or compensatory plan or arrangement

(1) Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed on June 29, 2000.

Exhibit 10.1

                                Amendment No. 4
                                        to
                                Guaranty Agreement


     Amendment dated as of May 19, 2000 to the Guaranty Agreement dated as of June 5, 1998 (the "Guaranty") executed by Galileo International, Inc. (the "Guarantor") in favor of Bank of Montreal, as Agent and Bank of Montreal and the other lenders which are or may from time to time become "Banks" under the Credit Agreement dated as of June 5, 1998 among Galileo Canada ULC, the lenders party thereto and Bank of Montreal, as Agent.


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

     Section 2.  Amendments.

          (a)   Section 3.01 is amended as follows:

                (1)   Subsection (h)is redesignated Subsection (j).

                (2) The following subsections are hereby added immediately prior to redesignated subsection (j):

                       h) promptly from time to time if Pricing Schedule B is the Pricing Schedule under the Credit Agreement, notice of any change in the rating of the Guarantor's senior, unsecured long-term debt securities (without credit enhancement) by S&P or Moody's;

                      (i)   promptly   after  any   officer  of  the   Guarantor
                obtains knowledge thereof, notice of the commencement of, or any material development in, any litigation, arbitration or other proceeding affecting the Guarantor or any Subsidiary, including pursuant to any applicable Environmental Laws, which has had or is reasonably likely to have a Material Adverse Effect; and

            (b)   Section 3.11 is amended to read in its entirety as follows:

                  Section 3.11.   Restricted  Payments.   Neither  the
            Guarantor nor any Subsidiary will make any Restricted Payment, provided that the Guarantor may (a) repurchase shares of its common stock so long as the aggregate amount expended for all such repurchases subsequent to October 31, 1998 (excluding repurchases permitted by clause (c) below) does not exceed $750,000,000,
            (b) repurchase additional shares of its common stock so long as (i) the aggregate amount expended for all such purchases (including repurchases permitted by clause (a)
            above but excluding repurchases permitted by clause (c) below) subsequent to October 31, 1998 does not exceed $1,000,000,000, (ii) as of the date of any such purchase, the ratio of (x) Consolidated Debt (including any Debt incurred to make such purchase) to
            (y) Consolidated EBITDA for the most recent period of four consecutive fiscal quarters of the Guarantor and its Consolidated Subsidiaries for which the Guarantor has delivered financial statements pursuant to
            Section 3.01 is less than 1.5 to 1.0, and (iii) no Default exists or will result therefrom and (c) make Restricted Payments from time to time with respect to any year in an aggregate amount not to exceed 50% of Consolidated Net Income for such year.

          (c)   The  figure   "$50,000,000"   in   Section 3.13  is  changed  to
      "$75,000,000".

          (d)   The   definition   of  "Change  in   Ownership  or  Control"  in
      Section 5.01 is amended as follows:

                (1)   Clause  (i)of the  definition  is  deleted,  and  clauses
            (ii) and (iii) are renumbered (i) and (ii), respectively.

                (2)   The words "one or more members of the  Existing  Ownership
          Group"  are  replaced  with  the  words  "UAL   Corporation   and  its
          affiliates".

          (e) The definition of "Continuing Director" in Section 5.01 is amended by the deletion of clause (ii) and the redesignation of clause
    (iii) as clause (ii).

          (f) The definition of "Existing Ownership Group" in Section 5.01 is hereby deleted.

          (g) The definition of "Restricted Payment" in Section 5.01 is amended by the deletion of the following proviso:

            ; provided that repurchases by the Guarantor of shares of its common stock subsequent to October 31, 1998 shall not constitute Restricted Payments to the extent that the aggregate amount expended for such repurchases subsequent to October 31, 1998 does not exceed $750,000,000.

          (e) The phrase "Schedule III: in the definition of "Transaction Documents" is changed to "Schedule II".


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

                                       Galileo International, Inc.



                                       By:  /s/ Cheryl M. Ballenger
                                         Title  Executive Vice President,
                                          Finance, CFO & Treasurer


                                       Bank of Montreal, individually and as
                                          Agent



                                       By:  /s/ Bruce A. Pietka
                                        Title  Director

Exhibit 10.2



                               CREDIT AGREEMENT


                                 dated as of


                                April 13, 2000

                                    among


                         Galileo International, Inc.,


                          The Banks Parties Hereto,


               The Letter of Credit Issuing Banks Named Herein,

                       Credit Lyonnais New York Branch,
                            as Syndication Agent,

                             ABN AMRO Bank N.V.,
                           as Documentation Agent,

                                     and

                            Bank of America, N.A.,
                           as Administrative Agent

                           ________________________

                       Banc of America Securities LLC,
                        Lead Arranger and Book Manager




                              TABLE OF CONTENTS


                                                                          Page

                                  ARTICLE 1
                                 Definitions

Section 1.01.  Definitions                                                  1
Section 1.02.  Accounting Terms and Determinations                         13
Section 1.03.  Types of Borrowings                                         14

                                  ARTICLE 2
                                 The Credits

Section 2.01.  Commitments to Lend                                         14
Section 2.02.  Notice of Committed Borrowing                               15
Section 2.03.  Money Market Borrowings                                     15
Section 2.04.  Notice to Banks; Funding of Loans                           19
Section 2.05.  Notes                                                       20
Section 2.06.  Maturity of Loans                                           20
Section 2.07.  Interest Rates                                              20
Section 2.08.  Fees                                                        23
Section 2.09.  Optional Termination or Reduction of Commitments            23
Section 2.10.  Method of Electing Interest Rates                           24
Section 2.11.  Mandatory Termination of Commitments                        25
Section 2.12.  Optional Prepayments                                        25
Section 2.13.  General Provisions as to Payments                           26
Section 2.14.  Funding Losses                                              26
Section 2.15.  Computation of Interest and Fees                            27
Section 2.16.  Regulation D Compensation                                   27
Section 2.17.  Letters of Credit                                           27

                                  ARTICLE 3
                                  Conditions

Section 3.01.  First Borrowing or Issuance                                 31
Section 3.02.  Each Borrowing and Issuance                                 31
Section 3.03.  Certain Borrowings and Issuances                            32

                                  ARTICLE 4
                        Representations and Warranties

Section 4.01.  Corporate Existence and Power                               32
Section 4.02.  Corporate and Governmental Authorization; No Contravention  32
Section 4.03.  Binding Effect                                              33
Section 4.04.  Financial Information                                       33
Section 4.05.  Litigation                                                  33
Section 4.06.  Compliance with ERISA                                       33
Section 4.07.  Compliance with Laws                                        34
Section 4.08.  Environmental Matters                                       34
Section 4.09.  Taxes                                                       34
Section 4.10.  Subsidiaries                                                34
Section 4.11.  Regulatory Restrictions on Borrowing                        35
Section 4.12.  Full Disclosure                                             35

                                  ARTICLE 5
                                  Covenants

Section 5.01.  Information                                                 35
Section 5.02.  Payment of Obligations                                      38
Section 5.03.  Maintenance of Property; Insurance                          38
Section 5.04.  Conduct of Business and Maintenance of Existence            38
Section 5.05.  Compliance with Laws                                        38
Section 5.06.  Inspection of Property, Books and Records                   39
Section 5.07.  Mergers and Sales of Assets                                 39
Section 5.08.  Use of Proceeds                                             39
Section 5.09.  Negative Pledge                                             39
Section 5.10.  Interest Coverage Ratio                                     40
Section 5.11.  Restricted Payments                                         40
Section 5.12.  Transactions with Affiliates                                41
Section 5.13.  Debt of Subsidiaries                                        41
Section 5.14.  Cash Flow Ratio                                             41

                                  ARTICLE 6
                                   Defaults

Section 6.01.  Events of Default                                           42
Section 6.02.  Notice of Default                                           44
Section 6.03.  Cash Cover                                                  44

                                  ARTICLE 7
                                  The Agent

Section 7.01.  Appointment and Authorization                               44
Section 7.02.  Agent and Affiliates                                        44
Section 7.03.  Action by Agent                                             44
Section 7.04.  Consultation with Experts                                   45
Section 7.05.  Liability of Agent                                          45
Section 7.06.  Indemnification                                             45
Section 7.07.  Credit Decision                                             45
Section 7.08.  Successor Agent                                             46
Section 7.09.  Agent's Fee; Arranger Fee                                   46
Section 7.10.  Syndication Agent; Documentation Agency                     46

                                  ARTICLE 8
                           Change in Circumstances

Section 8.01.  Basis for Determining Interest Rate Inadequate or Unfair    47
Section 8.02.  Illegality                                                  47
Section 8.03.  Increased Cost and Reduced Return                           48
Section 8.04.  Taxes                                                       49
Section 8.05.  Base Rate Loans Substituted for Affected Fixed Rate Loans   51
Section 8.06.  Substitution of Bank                                        52

                                  ARTICLE 9
                                Miscellaneous

Section 9.01.  Notices                                                     52
Section 9.02.  No Waivers                                                  52
Section 9.03.  Expenses; Indemnification                                   52
Section 9.04.  Sharing of Set-offs                                         53
Section 9.05.  Amendments and Waivers                                      53
Section 9.06.  Successors and Assigns                                      54
Section 9.07.  Collateral                                                  56
Section 9.08.  Governing Law; Submission to Jurisdiction                   56
Section 9.09.  Counterparts; Integration; Effectiveness                    56
Section 9.10.  WAIVER OF JURY TRIAL                                        56
Section 9.11.  Confidentiality                                             57

      COMMITMENT SCHEDULE
      PRICING SCHEDULE A
      PRICING SCHEDULE B

      EXHIBIT A - Note
      EXHIBIT B - Money Market Quote Request
      EXHIBIT C - Invitation for Money Market Quotes
      EXHIBIT D - Money Market Quote
      EXHIBIT E - Opinion of Counsel for the Borrower
      EXHIBIT F - Assignment and Assumption Agreement


                                  CREDIT AGREEMENT

      THIS CREDIT AGREEMENT dated as of April 13, 2000 is among GALILEO INTERNATIONAL, INC., the BANKS from time to time parties hereto, the LETTER OF CREDIT ISSUING BANKS from time to time parties hereto, CREDIT LYONNAIS NEW YORK BRANCH, as syndication agent, ABN AMRO BANK N.V., as documentation agent, and BANK OF AMERICA, N.A., as administrative agent (in such capacity, the "Agent").

      The parties hereto agree as follows:

                                  ARTICLE 1

                                 Definitions

      Section 1.01. Definitions. The following terms, as used herein, have the following meanings:

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

      "Agent" means Bank of America, N.A. in its capacity as administrative agent for the Banks hereunder, and its successors in such capacity.

      "Applicable Lending Office" means, with respect to any Bank, (i) in the case of its Base Rate Loans, its Domestic Lending Office, (ii) in the case of its Euro-Dollar Loans, its Euro-Dollar Lending Office and (iii) in the case of its Money Market Loans, its Money Market Lending Office.

      "Assignee" has the meaning set forth in subsection 9.06(c).

      "Bank" means each bank listed on the signature pages hereof, each Assignee which becomes a Bank pursuant to subsection 9.06(c), and their respective successors.

      "Base Rate" means, for any day, a rate per annum equal to the higher of
(i) the Prime Rate for such day and (ii) the sum of 0.5% plus the Federal Funds Rate for such day.

      "Base Rate Loan" means (i) a Committed Loan which bears interest at the Base Rate pursuant to the applicable Notice of Committed Borrowing or Notice of Interest Rate Election or the provisions of Article 8 or (ii) an overdue amount which was a Base Rate Loan immediately before it became overdue.

      "Benefit Arrangement" means at any time an employee benefit plan within the meaning of Section 3(3) of ERISA which is not a Plan or a Multiemployer Plan and which is maintained or otherwise contributed to by any member of the ERISA Group.

      "Borrower" means Galileo International, Inc., a Delaware corporation, and its successors.

      "Borrowing" has the meaning set forth in Section 1.03.

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

      "Commitment" means (i) with respect to each Bank listed on the signature pages hereof, the amount set forth opposite its name on the Commitment Schedule attached hereto and (ii) with respect to each Assignee which becomes a Bank pursuant to subsection 9.06(c), the amount of the Commitment thereby assumed by it, in each case as such amount may be reduced from time to time pursuant to Section 2.09 or subsection 9.06(c) or increased from time to time pursuant to subsection 9.06(c).

      "Committed Loan" means a loan made by a Bank pursuant to Section 2.01, provided that, if any such loan or loans (or portions thereof) are combined or subdivided pursuant to a Notice of Interest Rate Election, the term "Committed Loan" shall refer to the combined principal amount resulting from such combination or to each of the separate principal amounts resulting from such subdivision, as the case may be.

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

      "Debt" of any Person means at any date, without duplication, (i) all obligations of such Person for borrowed money, (ii) all obligations of such Person evidenced by bonds, debentures, notes or other similar instruments,
(iii) all obligations of such Person to pay the deferred purchase price of property or services, except trade accounts payable arising in the ordinary course of business, (iv) all obligations of such Person as lessee which are capitalized in accordance with generally accepted accounting principles, (v) all non-contingent obligations (and, for purposes of Section 5.09 and the definitions of the terms "Material Debt" and "Material Financial Obligations", all contingent obligations) of such Person to reimburse any bank or other Person in respect of amounts paid under a letter of credit or similar instrument, (vi) all Debt secured by a Lien on any asset of such Person, whether or not such Debt is otherwise an obligation of such Person and (vii) all Debt of others Guaranteed by such Person.

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

      "Effective Date" means the date this Agreement becomes effective in accordance with Section 9.09.

      "Environmental Laws" means any and all federal, state, local and foreign statutes, laws, judicial decisions, regulations, ordinances, rules, judgments, orders, decrees, plans, injunctions, permits, concessions, grants, franchises, licenses, agreements and other governmental restrictions relating to the environment, the effect of the environment on human health or to emissions, discharges or releases of pollutants, contaminants, Hazardous Substances or wastes into the environment including, without limitation, ambient air, surface water, ground water, or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, Hazardous Substances or wastes or the clean-up or other redemption thereof.

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

      "Euro-Dollar Margin means a rate per annum determined in accordance with the Pricing Schedule.

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

      "Event of Default" has the meaning set forth in Section 6.01.

      "Existing Agreements" means (i) the Credit Agreement dated as of March 8, 2000 among the Borrower, various financial institutions and Bank of America, N.A., as Agent, and (ii) the Second Amended and Restated Credit Agreement dated as of July 21, 1999 among the Borrower, various financial institutions, Morgan Guaranty Trust Company of New York, as Administrative Agent, Bank of America, N.A. (then known as Bank of America National Trust and Savings Association), as Syndication Agent, and Bank of Montreal, as Documentation Agent.

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

      "Fixed Rate Loans" means Euro-Dollar Loans or Money Market Loans (excluding Money Market LIBOR Loans bearing interest at the Base Rate pursuant to Section 8.01) or any combination of the foregoing.

      "Group of Loans" means at any time a group of Loans consisting of (i) all Committed Loans which are Base Rate Loans at such time or (ii) all Euro-Dollar Loans having the same Interest Period at such time, provided that, if a Committed Loan of any particular Bank is converted to or made as a Base Rate Loan pursuant to Article 8, such Loan shall be included in the same Group or Groups of Loans from time to time as it would have been in if it had not been so converted or made.

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

      "Indemnitee" has the meaning set forth in subsection 9.03(b).

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

            (b) any Interest Period which begins on the last Euro-Dollar Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to clause (c) below, end on the last Euro-Dollar Business Day of a calendar month; and

            (c) the Borrower may not elect any Interest Period which would end after the Termination Date; and

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

            (b) any Interest Period which begins on the last Euro-Dollar Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall, subject to clause (c) below, end on the last Euro-Dollar Business Day of a calendar month; and

            (c) the Borrower may not elect any Interest Period which would end after the Termination Date; and

      (3) with respect to each Money Market Absolute Rate Loan, the period commencing on the date of borrowing specified in the applicable Notice of Borrowing and ending such number of days thereafter (but not less than 14 days) as the Borrower may elect in accordance with Section 2.03, provided that:

            (a) any Interest Period which would end on a day which is not a Euro-Dollar Business Day shall, subject to clause (b) below, be extended to the next succeeding Euro-Dollar Business Day; and

            (b) the Borrower may not elect any Interest Period which would otherwise end after the Termination Date.

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

      "Material Debt' means Debt (other than (i) the Notes and (ii) Debt owing to the Borrower or to a wholly-owned Subsidiary of the Borrower) of the Borrower and/or one or more of its Subsidiaries, arising in one or more related or unrelated transactions, in an aggregate principal or face amount exceeding $10,000,000.

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

      "Money Market LIBOR Loan" means a loan to be made by a Bank pursuant to a LIBOR Auction (including such a loan bearing interest at the Base Rate pursuant to Section 8.01).

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

      "Participant" has the meaning set forth in subsection 9.06(b).

      "Payment Office" means the office or account of the Agent at or to which payments hereunder are to be made, which shall be the office of the Agent referred to in Section 9.01.

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

      "Pricing Schedule" means (i) Pricing Schedule A attached hereto and
(ii) on and after the date Borrower shall have received a rating on its senior, unsecured long-term debt securities (without credit enhancement) by S&P or Moody's, Pricing Schedule B attached hereto.

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

      Section 1.02. Accounting Terms and Determinations. Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all accounting determinations hereunder shall be made, and all financial statements required to be delivered hereunder shall be prepared in accordance with generally accepted accounting principles as in effect from time to time, applied on a basis consistent (except for changes concurred to by the Borrower's independent public accountants) with the most recent audited consolidated financial statements of the Borrower and its Consolidated Subsidiaries delivered to the Banks, provided that, if the Borrower notifies the Agent that the Borrower wishes to amend any covenant in Article 5 to eliminate the effect of any change in generally accepted accounting principles on the operation of such covenant (or if the Agent notifies the Borrower that the Required Banks wish to amend Article 5 for such purpose), then the Borrower's compliance with such covenant shall be determined on the basis of generally accepted accounting principles in effect immediately before the relevant change in generally accepted accounting principles became effective, until either such notice is withdrawn or such covenant is amended in a manner satisfactory to the Borrower and the Required Banks.

      Section 1.03. Types of Borrowings. The term "Borrowing" denotes the aggregation of Loans of one or more Banks to be made to the Borrower pursuant to Article 2 on the same date, all of which Loans are of the same type (subject to Article 8) and, except in the case of Base Rate Loans, have the same initial Interest Period. Borrowings are classified for purposes of this Agreement either by reference to the pricing of Loans comprising such Borrowing (e.g., a "Fixed Rate Borrowing" is a Euro-Dollar Borrowing or a Money Market Borrowing (excluding any such Borrowing consisting of Money Market LIBOR Loans bearing interest at the Base Rate pursuant to Section 8.01), and a "Euro-Dollar Borrowing" is a Borrowing comprised of Euro-Dollar Loans) or by reference to the provisions of Article 2 under which participation therein is determined (i.e., a "Committed Borrowing" is a Borrowing under Section 2.01 in which all Banks participate in proportion to their Commitments, while a "Money Market Borrowing" is a Borrowing under
Section 2.03 in which the Bank participants are determined on the basis of their bids in accordance therewith).

                                  ARTICLE 2

                                 The Credits

      Section 2.01. Commitments to Lend. During the Revolving Credit Period, each Bank severally agrees, on the terms and conditions set forth in this Agreement, to make loans to the Borrower pursuant to this Section from time to time in amounts such that the aggregate principal amount of Committed Loans by such Bank and Letter of Credit Liabilities of such Bank at any one time outstanding shall not exceed the amount of its Commitment. Each Borrowing under this Section shall be in Dollars and be in an aggregate principal amount of $5,000,000 or any larger multiple of $1,000,000 (except that any such Borrowing may be in the aggregate amount available in accordance with Section 3.02 and 3.03) and shall be made from the several Banks ratably in proportion to their respective Commitments. Within the foregoing limits, the Borrower may borrow under this Section, prepay Loans to the extent permitted by Section 2.12 and reborrow at any time during the Revolving Credit Period under this Section.

      Section 2.02. Notice of Committed Borrowing. The Borrower shall give the Agent notice (a "Notice of Committed Borrowing") not later than 10:30 A.M. (New York City time) on (x) the date of each Base Rate Borrowing and (y) the third Euro-Dollar Business Day before each Euro-Dollar Borrowing, specifying:

            (a) the date of such Borrowing, which shall be a Domestic Business Day in the case of a Base Rate Borrowing or a Euro-Dollar Business Day in the case of a Euro-Dollar Borrowing;

            (b)   the aggregate amount of such Borrowing;

            (c) whether the Loans comprising such Borrowing are to bear interest initially at the Base Rate or a Euro-Dollar Rate; and

            (d) in the case of a Euro-Dollar Borrowing, the duration of the initial Interest Period applicable thereto, subject to the provisions of the definition of Interest Period.


      Section 2.03.  Money Market Borrowings.    (a) The Money Market Option.
In addition to Committed Borrowings pursuant to Section 2.01, the Borrower may, as set forth in this Section, request the Banks during the Revolving Credit Period to make offers to make Money Market Loans to the Borrower in Dollars. The Banks may, but shall have no obligation to, make such offers and the Borrower may, but shall have no obligation to, accept any such offers in the manner set forth in this Section.

            (b) Money Market Quote Request. When the Borrower wishes to request offers to make Money Market Loans under this Section, it shall transmit to the Agent by facsimile transmission a Money Market Quote Request substantially in the form of Exhibit B hereto so as to be received not later than 10:30 A.M. (New York City time) on (x) the fifth Euro-Dollar Business Day prior to the date of Borrowing proposed therein, in the case of a LIBOR Auction or (y) the Domestic Business Day next preceding the date of Borrowing proposed therein, in the case of an Absolute Rate Auction (or, in either case, such other time or date as the Borrower and the Agent shall have mutually agreed and shall have notified to the Banks not later than the date of the Money Market Quote Request for the first LIBOR Auction or Absolute Rate Auction for which such change is to be effective) specifying:

                        (i) the proposed date of Borrowing, which shall be a Euro-Dollar Business Day in the case of a LIBOR Auction or a Domestic Business Day in the case of an Absolute Rate Auction,

                        (ii) the aggregate amount of such Borrowing, which shall be $5,000,000 or a larger multiple of $1,000,000,

                        (iii) the duration of the Interest Period applicable
            thereto, subject to the provisions of the definition of the term "Interest Period", and

                        (iv) whether the Money Market Quotes requested are to set forth a Money Market Margin or a Money Market Absolute Rate.

      The Borrower may request offers to make Money Market Loans for more than one Interest Period in a single Money Market Quote Request. No Money Market Quote Request shall be given within five Euro-Dollar Business Days (or such other number of days as the Borrower and the Agent may agree) of any other Money Market Quote Request.

            (c) Invitation for Money Market Quotes. Promptly upon receipt of a Money Market Quote Request, the Agent shall send to the Banks by facsimile transmission an Invitation for Money Market Quotes substantially in the form of Exhibit C hereto, which shall constitute an invitation by the Borrower to each Bank to submit Money Market Quotes offering to make the Money Market Loans to which such Money Market Quote Request relates in accordance with this Section.

            (d) Submission and Contents of Money Market Quotes. (i) Each Bank may submit a Money Market Quote containing an offer or offers to make Money Market Loans in response to any Invitation for Money Market Quotes. Each Money Market Quote must comply with the requirements of this subsection
(d) and must be submitted to the Agent by facsimile transmission at its offices specified in or pursuant to Section 9.01 not later than (x) 2:00 P.M. (New York City time) on the fourth Euro-Dollar Business Day prior to the proposed date of Borrowing, in the case of a LIBOR Auction, or (y) 9:30 A.M. (New York City time) on the proposed date of Borrowing, in the case of an Absolute Rate Auction (or, in either case, such other time or date as the Borrower and the Agent shall have mutually agreed and shall have notified to the Banks not later than the date of the Money Market Quote Request for the first LIBOR Auction or Absolute Rate Auction for which such change is to be effective), provided that Money Market Quotes submitted by the Agent (or any affiliate of the Agent) in the capacity of a Bank may be submitted, and may only be submitted, if the Agent or such affiliate notifies the Borrower of the terms of the offer or offers contained therein not later than (x) one hour prior to the deadline for the other Banks, in the case of a LIBOR Auction or (y) 15 minutes prior to the deadline for the other Banks, in the case of an Absolute Rate Auction. Subject to Articles 3 and 6, any Money Market Quote so made shall be irrevocable except with the written consent of the Agent given on the instructions of the Borrower.

             (ii) Each Money Market Quote shall be in substantially the form of Exhibit D hereto and shall in any case specify:

                  (A)   the proposed date of Borrowing;

                  (B) the principal amount of the Money Market Loan for which each such offer is being made, which principal amount (w) may be greater than or less than the Commitment of the quoting Bank, (x) must be $5,000,000 or a larger multiple of $1,000,000,
            (y) may not exceed the principal amount of Money Market Loans for which offers were requested and (z) may be subject to an aggregate limitation as to the principal amount of Money Market Loans for which offers being made by such quoting Bank may be accepted;

                  (C) in the case of a LIBOR Auction, the margin above or below the applicable London Interbank Offered Rate (the "Money Market Margin") offered for each such Money Market Loan, expressed as a percentage (specified to the nearest 1/10,000th of 1%) to be added to or subtracted from such base rate;

                  (D) in the case of an Absolute Rate Auction, the rate of interest per annum (specified to the nearest 1/10,000th of 1%) (the "Money Market Absolute Rate") offered for each such Money Market Loan; and

                  (E)   the identity of the quoting Bank.

A Money Market Quote may set forth up to five separate offers by the quoting Bank with respect to each Interest Period specified in the related Invitation for Money Market Quotes.

            (iii)       Any Money Market Quote shall be disregarded if it:

                  (A) is not substantially in conformity with Exhibit D hereto or does not specify all of the information required by subsection 2.03(d)(ii) above;

                  (B)   contains qualifying, conditional or similar language;

                  (C) proposes terms other than or in addition to those set forth in the applicable Invitation for Money Market Quotes; or

                  (D)   arrives after the time set forth in subsection
2.03(d)(i).

      (e) Notice to Borrower. The Agent shall promptly notify the Borrower of the terms (x) of any Money Market Quote submitted by a Bank that is in accordance with subsection 2.03(d) and (y) of any Money Market Quote that amends, modifies or is otherwise inconsistent with a previous Money Market Quote submitted by such Bank with respect to the same Money Market Quote Request. Any such subsequent Money Market Quote shall be disregarded by the Agent unless such subsequent Money Market Quote is submitted solely to correct a manifest error in such former Money Market Quote. The Agent's notice to the Borrower shall specify (A) the aggregate principal amount of Money Market Loans for which offers have been received for each Interest Period specified in the related Money Market Quote Request, (B) the respective principal amounts and Money Market Margins or Money Market Absolute Rates, as the case may be, so offered and (C) if applicable, limitations on the aggregate principal amount of Money Market Loans for which offers in any single Money Market Quote may be accepted.

      (f) Acceptance and Notice by Borrower. Not later than 10:30 A.M. (New York City time) on (x) the third Euro-Dollar Business Day prior to the proposed date of Borrowing, in the case of a LIBOR Auction or (y) the proposed date of Borrowing, in the case of an Absolute Rate Auction (or, in either case, such other time or date as the Borrower and the Agent shall have mutually agreed and shall have notified to the Banks not later than the date of the Money Market Quote Request for the first LIBOR Auction or Absolute Rate Auction for which such change is to be effective), the Borrower shall notify the Agent of its acceptance or non-acceptance of the offers so notified to it pursuant to subsection 2.03(e). In the case of acceptance, such notice (a "Notice of Money Market Borrowing") shall specify the aggregate principal amount of offers for each Interest Period that are accepted. The Borrower may accept any Money Market Quote in whole or in part, provided that:

            (i) the aggregate principal amount of each Money Market Borrowing may not exceed the applicable amount set forth in the related Money Market Quote Request;

            (ii) the principal amount of each Money Market Borrowing must be $5,000,000 or a larger multiple of $1,000,000;

            (iii) acceptance of offers may only be made on the basis of ascending Money Market Margins or Money Market Absolute Rates, as the case may be; and

            (iv) the Borrower may not accept any offer that is described in subsection 2.03(d)(iii) or that otherwise fails to comply in any material respect with the requirements of this Agreement.

      (g) Allocation by Agent. If offers are made by two or more Banks with the same Money Market Margins or Money Market Absolute Rates, as the case may be, for a greater aggregate principal amount than the amount in respect of which such offers are accepted for the related Interest Period, the principal amount of Money Market Loans in respect of which such offers are accepted shall be allocated by the Agent among such Banks as nearly as possible (in multiples of $1,000,000, as the Agent may deem appropriate) in proportion to the aggregate principal amounts of such offers. Determinations by the Agent of the amounts of Money Market Loans shall be conclusive in the absence of manifest error.


      Section 2.04.  Notice to Banks; Funding of Loans.     (a)  Upon receipt
of a Notice of Borrowing, the Agent shall promptly notify each Bank of the contents thereof and of such Bank's share (if any) of such Borrowing and such Notice of Borrowing shall not thereafter be revocable by the Borrower.

      (b) Not later than 12:00 Noon (New York City time) on the date of each Borrowing, each Bank participating therein shall make available its share of such Borrowing, in Federal or other immediately available funds, to the Agent at the Payment Office. Unless the Agent determines that any applicable condition specified in Article 3 has not been satisfied, the Agent will make the funds so received from the Banks available to the Borrower at the Payment Office.

      (c) Unless the Agent shall have received notice from a Bank prior to the date of any Borrowing that such Bank will not make available to the Agent such Bank's share of such Borrowing, the Agent may assume that such Bank has made such share available to the Agent on the date of such Borrowing in accordance with subsection 2.04(b) and the Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that such Bank shall not have so made such share available to the Agent, such Bank and the Borrower severally agree to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Agent, at the Federal Funds Rate. If such Bank shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Bank's Loan included in such Borrowing for purposes of this Agreement.


      Section 2.05.  Notes.   (a)  The Loans of each Bank shall be evidenced
by a single Note payable to the order of such Bank for the account of its Applicable Lending Office in an amount equal to the aggregate unpaid principal amount of such Bank's Loans.

      (b) Each Bank may, by notice to the Borrower and the Agent, request that its Loans of a particular type be evidenced by a separate Note in an amount equal to the aggregate unpaid principal amount of such Loans. Each such Note shall be in substantially the form of Exhibit A hereto with appropriate modifications to reflect the fact that it evidences solely Loans of the relevant type. Each reference in this Agreement to the "Note" of such Bank shall be deemed to refer to and include any or all of such Notes, as the context may require.

      (c) Upon receipt of each Bank's Note pursuant to subsection 3.01(a), the Agent shall forward such Note to such Bank. Each Bank shall record the date, amount and type of each Loan made by it and the date and amount of each payment of principal made by the Borrower with respect thereto, and may, if such Bank so elects in connection with any transfer or enforcement of its Note, endorse on the schedule forming a part thereof appropriate notations to evidence the foregoing information with respect to each such Loan then outstanding, provided that the failure of any Bank to make any such recordation or endorsement shall not affect the obligations of the Borrower hereunder or under the Notes. Each Bank is hereby irrevocably authorized by the Borrower to so endorse its Note and to attach to and make a part of its Note a continuation of any such schedule as and when required.


      Section 2.06. Maturity of Loans. (a) Each Committed Loan shall mature, and the principal amount thereof shall be due and payable, together with accrued interest thereon, on the Termination Date.

      (b) Each Money Market Loan included in any Money Market Borrowing shall mature, and the principal amount thereof shall be due and payable, together with accrued interest thereon, on the last day of the Interest Period applicable to such Borrowing.


      Section 2.07. Interest Rates. (a) Each Base Rate Loan shall bear interest on the outstanding principal amount thereof, for each day from and including the date such Loan is made to but excluding the date on which such Loan becomes due, at a rate per annum equal to the Base Rate for such day. Such interest shall be payable quarterly in arrears on each Quarterly Date and, with respect to the principal amount of any Base Rate Loan converted to a Euro-Dollar Loan, on each date a Base Rate Loan is so converted. At the request of the Required Banks if (and for so long as) an Event of Default exists, any Base Rate Loan (and to the extent permitted by law, any overdue interest thereon) shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the sum of 2% plus the rate otherwise applicable to Base Rate Loans for such day.

      (b) Each Euro-Dollar Loan shall bear interest on the outstanding principal amount thereof, for each day during each Interest Period applicable thereto, at a rate per annum equal to the sum of the Euro-Dollar Margin for such day plus the London Interbank Offered Rate applicable to such Interest Period. Such interest shall be payable for each Interest Period on the last day thereof and, if such Interest Period is longer than three months, at intervals of three months after the first day thereof.


      The "London Interbank Offered Rate" applicable to any Interest Period means

            (i) the rate per annum (carried out to the fifth decimal place) equal to the rate determined by the Agent to be the offered rate that appears on the page of the Telerate Screen that displays an average British Bankers Association Interest Settlement Rate for deposits in Dollars (for delivery on the first day of such Interest Period) with a term equivalent to such Interest Period, determined as of approximately 11:00 a.m. (London time) two Euro-Dollar Business Days prior to the first day of such Interest Period, or

            (ii) If the rate referenced in the preceding subsection (i) does not appear on such page or service or such page or service shall cease to be available, the rate per annum (carried out to the fifth decimal place) equal to the rate determined by the Agent to be the offered rate on such other page or other service that displays an average British Bankers Association Interest Settlement Rate for deposits in Dollars (for delivery on the first day of such Interest Period) with a term equivalent to such Interest Period, determined as of approximately 11:00 a.m. (London time) two Euro-Dollar Business Days prior to the first day of such Interest Period, or

            (iii) If the rates referenced in the preceding subsections (i) and (ii) are not available, the rate per annum determined by the Agent as the rate of interest at which Dollar deposits (for delivery on the first day of such Interest Period) in same day funds in the approximate amount of the applicable Euro-Dollar Loan of Bank of America, N.A. (or, in the case of a Money Market LIBOR Borrowing in which Bank of America, N.A. is not participating, the approximate amount of the largest loan of any Bank included in such Borrowing) and with a term equivalent to such Interest Period would be offered by the London Branch of Bank of America, N.A. to major banks in the offshore Dollar market at their request at approximately 11:00 a.m. (London time) two Euro-Dollar Business Days prior to the first day of such Interest Period.

      (c) At the request of the Required Banks if (and for so long as) an Event of Default exists, all Euro-Dollar Loans (and to the extent permitted by law, any overdue interest thereon) shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the higher of (i) the sum of 2% plus the Euro-Dollar Margin for such day plus the quotient obtained (rounded upward, if necessary, to the next higher 1/100 of 1%) by dividing
(x) the rate per annum at which one day (or, if such amount due remains unpaid more than three Euro-Dollar Business Days, then for such other period of time not longer than three months as the Agent may select) deposits in Dollars in an amount reasonably selected by the Agent are offered to Bank of America, N.A. in the London interbank market for the applicable period determined as provided above by (y) 1.00 minus the Euro-Dollar Reserve Percentage (or, if the circumstances described in clause 8.01(a) or 8.01(b) shall exist, at a rate per annum equal to the sum of 2% plus the rate applicable to Base Rate Loans for such day) and (ii) the sum of 2% plus the Euro-Dollar Margin for such day plus the London Interbank Offered Rate applicable to such Loan at the date such payment was due.

      (d) Subject to Section 8.01, each Money Market LIBOR Loan shall bear interest on the outstanding principal amount thereof, for the Interest Period applicable thereto, at a rate per annum equal to the sum of the London Interbank Offered Rate for such Interest Period (determined in accordance with subsection 2.07(b) as if the related Money Market LIBOR Borrowing were a Committed Euro-Dollar Borrowing) plus (or minus) the Money Market Margin quoted by the Bank making such Loan in accordance with Section 2.03. Each Money Market Absolute Rate Loan shall bear interest on the outstanding principal amount thereof, for the Interest Period applicable thereto, at a rate per annum equal to the Money Market Absolute Rate quoted by the Bank making such Loan in accordance with Section 2.03. Such interest shall be payable for each Interest Period on the last day thereof and, if such Interest Period is longer than three months, at intervals of three months after the first day thereof. Any overdue principal of or interest on any Money Market Loan shall bear interest, payable on demand, for each day until paid, at a rate per annum equal to the sum of 2% plus the Base Rate for such day.

      (e) The Agent shall determine each interest rate applicable to the Loans hereunder. The Agent shall give prompt notice to the Borrower and the participating Banks of each rate of interest so determined, and its determination thereof shall be conclusive in the absence of manifest error.


      Section 2.08. Fees. (a) The Borrower shall pay to the Agent for the account of the Banks ratably a facility fee at the Facility Fee Rate (determined daily in accordance with the Pricing Schedule). Such facility fee shall accrue (i) from and including the Effective Date to but excluding the date of termination of the Commitments in their entirety, on the daily aggregate amount of the Commitments (whether used or unused) and (ii) from and including such date of termination to but excluding the date the Loans and Letter of Credit Liabilities shall be repaid in their entirety, on the daily aggregate outstanding principal amount of the Loans and Letter of Credit Liabilities.

      (b) The Borrower shall pay to the Agent (i) for the account of the Banks ratably a letter of credit fee accruing daily on the aggregate amount then available for drawing under all Letters of Credit at the Letter of Credit Fee Rate (determined daily in accordance with the Pricing Schedule) and (ii) for the account of each Issuing Bank a letter of credit fronting fee accruing daily on the aggregate amount then available for drawing under all Letters of Credit issued by such Issuing Bank at a rate per annum mutually agreed from time to time by the Borrower and such Issuing Bank.

      (c) For any date on which (i) Pricing Schedule B is the Pricing Schedule and (ii) the aggregate outstanding amount of all Loans plus the aggregate amount of all Letter of Credit Liabilities (the "Total Outstandings") exceeds 50% of the aggregate amount of the Commitments, the Borrower shall pay to the Agent for the account of the Banks ratably a utilization fee at the Utilization Fee Rate (determined daily in accordance with the Pricing Schedule) on the Total Outstandings. Such utilization fee shall accrue, whenever applicable, from and including the Effective Date to but excluding the date the Loans and Letter of Credit Liabilities shall be repaid in their entirety.

      (d) Accrued fees under this Section shall be payable quarterly in arrears on each Quarterly Date and on the date of termination of the Commitments in their entirety (and, if later, the date the Loans and Letter of Credit Liabilities shall be repaid in their entirety).


      Section 2.09.  Optional Termination or Reduction of Commitments.
During the Revolving Credit Period, the Borrower may, upon at least three Domestic Business Days' notice to the Agent, (i) terminate the Commitments at any time, if no Loans or Letter of Credit Liabilities are outstanding at such time or (ii) ratably reduce from time to time by an aggregate amount of $10,000,000 or a larger multiple of $1,000,000, the aggregate amount of the Commitments in excess of the aggregate outstanding principal amount of the Loans and Letter of Credit Liabilities.

      Section 2.10. Method of Electing Interest Rates. (a) The Loans included in each Committed Borrowing shall bear interest initially at the type of rate specified by the Borrower in the applicable Notice of Committed Borrowing. Thereafter, the Borrower may from time to time elect to change or continue the type of interest rate borne by each Group of Loans (subject in each case to the provisions of Article 8 and the last sentence of this subsection (a)), as follows:

            (i) if such Loans are Base Rate Loans, the Borrower may elect to convert such Loans to Euro-Dollar Loans as of any Euro-Dollar Business Day;

            (ii) if such Loans are Euro-Dollar Loans, the Borrower may elect to convert such Loans to Base Rate Loans or elect to continue such Loans as Euro-Dollar Loans for an additional Interest Period, subject to Section 2.14 in the case of any such conversion or continuation effective on any day other than the last day of the then current Interest Period applicable to such Loans.


Each such election shall be made by delivering a notice (a) "Notice of Interest Rate Election") to the Agent not later than 10:30 A.M. (New York City time) on the third Euro-Dollar Business Day before the conversion or continuation selected in such notice is to be effective. A Notice of Interest Rate Election may, if it so specifies, apply to only a portion of the aggregate principal amount of the relevant Group of Loans, provided that (i) such portion is allocated ratably among the Loans comprising such Group and
(ii) the portion to which such Notice applies, and the remaining portion to which it does not apply, are each $5,000,000 or any larger multiple of $1,000,000.

      (b)   Each Notice of Interest Rate Election shall specify:

            (i) the Group of Loans (or portion thereof) to which such notice applies;

            (ii) the date on which the conversion or continuation selected in such notice is to be effective, which shall comply with the applicable clause of subsection 2.10(a) above;

            (iii) if the Loans comprising such Group are to be converted, the new type of Loans and, if the Loans being converted are to be Fixed Rate Loans, the duration of the next succeeding Interest Period applicable thereto; and

            (iv) if such Loans are to be continued as Euro-Dollar Loans for an additional Interest Period, the duration of such additional Interest Period.

Each Interest Period specified in a Notice of Interest Rate Election shall comply with the provisions of the definition of the term "Interest Period".

      (c) Upon receipt of a Notice of Interest Rate Election from the Borrower pursuant to subsection 2.10(a) above, the Agent shall promptly notify each Bank of the contents thereof and such notice shall not thereafter be revocable by the Borrower. If no Notice of Interest Rate Election is timely received prior to the end of an Interest Period for any Group of Loans, the Borrower shall be deemed to have elected that such Group of Loans be converted to Base Rate Loans as of the last day of such Interest Period.

      (d) An election by the Borrower to change or continue the rate of interest applicable to any Group of Loans pursuant to this Section shall not constitute a "Borrowing" subject to the provisions of Section 3.02.


      Section 2.11. Mandatory Termination of Commitments. The Commitments shall terminate on the Termination Date and any Loans then outstanding (together with accrued interest thereon) shall be due and payable on such date.

      Section 2.12. Optional Prepayments. (a) Subject in the case of any Fixed Rate Loan to Section 2.14, the Borrower may, upon at least one Domestic Business Day's notice to the Agent, prepay any Group of Base Rate Loans (or any Money Market Borrowing bearing interest at the Base Rate pursuant to
Section 8.01) or upon at least three Euro-Dollar Business Days' notice to the Agent, prepay any Group of Euro-Dollar Loans, in each case in whole at any time, or from time to time in part in amounts aggregating $5,000,000 or any larger multiple of $1,000,000, by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment. Each such optional prepayment shall be applied to prepay ratably the Loans of the several Banks included in such Group (or Borrowing).

      (b) Except as provided in subsection 2.12(a) above, the Borrower may not prepay all or any portion of the principal amount of any Money Market Loan prior to the maturity thereof.

      (c) Upon receipt of a notice of prepayment pursuant to this Section, the Agent shall promptly notify each Bank of the contents thereof and of such Bank's ratable share (if any) of such prepayment and such notice shall not thereafter be revocable by the Borrower.


      Section 2.13. General Provisions as to Payments. (a) The Borrower shall make each payment of principal of, and interest on, the Loans and of fees hereunder, not later than 12:00 Noon (New York City time) on the date when due, in Federal or other immediately available funds, to the Agent at the Payment Office. The Agent will promptly distribute to each Bank its ratable share of each such payment received by the Agent for the account of the Banks. Whenever any payment of principal of, or interest on, the Base Rate Loans or of fees shall be due on a day which is not a Domestic Business Day, the date for payment thereof shall be extended to the next succeeding Domestic Business Day. Whenever any payment of principal of, or interest on, the Euro-Dollar Loans shall be due on a day which is not a Euro-Dollar Business Day, the date for payment thereof shall be extended to the next succeeding Euro-Dollar Business Day unless such Euro-Dollar Business Day falls in another calendar month, in which case the date for payment thereof shall be the next preceding Euro-Dollar Business Day. Whenever any payment of principal of, or interest on, the Money Market Loans shall be due on a day which is not a Euro-Dollar Business Day, the date for payment thereof shall be extended to the next succeeding Euro-Dollar Business Day. If the date for any payment of principal is extended by operation of law or otherwise, interest thereon shall be payable for such extended time.

      (b) Unless the Agent shall have received notice from the Borrower prior to the date on which any payment is due to the Banks hereunder that the Borrower will not make such payment in full, the Agent may assume that the Borrower has made such payment in full to the Agent on such date and the Agent may, in reliance upon such assumption, cause to be distributed to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent that the Borrower shall not have so made such payment, each Bank shall repay to the Agent forthwith on demand such amount distributed to such Bank together with interest thereon, for each day from the date such amount is distributed to such Bank until the date such Bank repays such amount to the Agent, at the Federal Funds Rate.


      Section 2.14. Funding Losses. If the Borrower makes any payment of principal with respect to any Fixed Rate Loan or any Fixed Rate Loan is converted (pursuant to Article 2, 6 or 8 otherwise) on any day other than the last day of an Interest Period applicable thereto, or the last day of an applicable period fixed pursuant to subsection 2.07(c), or if the Borrower fails to borrow, prepay, convert or continue any Fixed Rate Loans after notice has been given to any Bank in accordance with Section 2.04, subsection 2.10(c) or 2.12(c), the Borrower shall reimburse each Bank within 15 Domestic Business Days after demand for any resulting loss or expense incurred by it (or by an existing or prospective Participant in the related Loan), including (without limitation) any loss incurred in obtaining, liquidating or employing deposits from third parties, but excluding loss of margin for the period after any such payment or conversion or failure to borrow, prepay, convert or continue, provided that such Bank shall have delivered to the Borrower and the Agent a certificate as to the amount of such loss or expense, which certificate shall set forth the method of determining such loss or expense in reasonable detail and shall be conclusive in the absence of manifest error.

      Section 2.15. Computation of Interest and Fees. Interest based on the Prime Rate hereunder shall be computed on the basis of a year of 365 days (or 366 days in a leap year) and paid for the actual number of days elapsed (including the first day but excluding the last day). All other interest and fees shall be computed on the basis of a year of 360 days and paid for the actual number of days elapsed (including the first day but excluding the last day).

      Section 2.16. Regulation D Compensation. Each Bank may require the Borrower to pay, contemporaneously with each payment of interest on the Euro-Dollar Loans, additional interest on the related Euro-Dollar Loan of such Bank at a rate per annum determined by such Bank up to but not exceeding the excess of (i) (A) the applicable London Interbank Offered Rate divided by
(B) one minus the Euro-Dollar Reserve Percentage over (ii) the applicable London Interbank Offered Rate. Any Bank wishing to require payment of such additional interest (x) shall so notify the Borrower and the Agent, in which case such additional interest on the Euro-Dollar Loans of such Bank shall be payable to such Bank at the place indicated in such notice with respect to each Interest Period commencing at least three Euro-Dollar Business Days after the giving of such notice and (y) shall notify the Borrower at least five Euro-Dollar Business Days prior to each date on which interest is payable on the Euro-Dollar Loans of the amount then due it under this Section.

      Section 2.17. Letters of Credit. (a) Subject to the terms and conditions hereof, each Issuing Bank agrees to issue Letters of Credit hereunder denominated in Dollars from time to time before the fifth Domestic Business Day prior to the Termination Date upon the request of the Borrower; provided that, immediately after each Letter of Credit is issued, (i) the aggregate amount of the Letter of Credit Liabilities shall not exceed $20,000,000 and (ii) the aggregate amount of the Letter of Credit Liabilities plus the aggregate outstanding amount of all Loans shall not exceed the aggregate amount of the Commitments. Upon the date of issuance by an Issuing Bank of a Letter of Credit, the Issuing Bank shall be deemed, without further action by any party hereto, to have sold to each Bank, and each Bank shall be deemed, without further action by any party hereto, to have purchased from the Issuing Bank, a participation in such Letter of Credit and the related Letter of Credit Liabilities in the proportion their respective Commitments bear to the aggregate Commitments.

      (b) The Borrower shall give the Issuing Bank notice at least three Domestic Business Days prior to the requested issuance of a Letter of Credit (or such lesser notice period as shall be acceptable to the Issuing Bank) specifying the date such Letter of Credit is to be issued, and describing the terms of such Letter of Credit and the nature of the transactions to be supported thereby (such notice, including any such notice given in connection with the extension of a Letter of Credit, a "Notice of Issuance"). Upon receipt of a Notice of Issuance, the Issuing Bank shall promptly notify the Agent, and the Agent shall promptly notify each Bank of the contents thereof and of the amount of such Bank's participation in such Letter of Credit. The issuance by the Issuing Bank of each Letter of Credit shall, in addition to the conditions precedent set forth in Article 3, be subject to the conditions precedent that such Letter of Credit shall be in such form and contain such terms as shall be reasonably satisfactory to the Issuing Bank and that the Borrower shall have executed and delivered such other instruments and agreements relating to such Letter of Credit as the Issuing Bank shall have reasonably requested. The Borrower shall also pay to the Issuing Bank for its own account issuance, drawing, amendment and extension charges in the amounts and at the times as agreed between the Borrower and the Issuing Bank. The extension or renewal of any Letter of Credit shall be deemed to be an issuance of such Letter of Credit, and if any Letter of Credit contains a provision pursuant to which it is deemed to be extended unless notice of termination is given by the Issuing Bank, the Issuing Bank shall timely give such notice of termination unless it has theretofore timely received a Notice of Issuance and the other conditions to issuance of a Letter of Credit have also theretofore been met with respect to such extension. No Letter of Credit shall have a term of more than two years, provided that a Letter of Credit may contain a provision pursuant to which it is deemed to be extended on an annual basis unless notice of termination is given by the Issuing Bank, and provided further that no Letter of Credit shall have a term extending or be so extendible beyond the date which is five Domestic Business Days prior to the Termination Date.

      (c) Upon receipt from the beneficiary of any Letter of Credit of any notice of a drawing under such Letter of Credit, the Issuing Bank shall notify the Agent and the Agent shall promptly notify the Borrower and each other Bank as to the amount to be paid as a result of such demand or drawing and the payment date. The Borrower shall be irrevocably and unconditionally obligated within three Domestic Business Days to reimburse the Issuing Bank for any amounts paid by the Issuing Bank upon any drawing under any Letter of Credit, without presentment, demand, protest or other formalities of any kind. All such amounts paid by the Issuing Bank and remaining unpaid by the Borrower (even if paid by the Banks as required below) shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the rate applicable to Base Rate Loans for such day plus, for each such day more than three Domestic Business Days after the related date of drawing, 2% per annum. In addition, each Bank will pay to the Agent, for the account of the Issuing Bank, immediately upon the Issuing Bank's demand at any time during the period commencing after such drawing until reimbursement therefor in full by the Borrower, an amount equal to such Bank's ratable share of such drawing (in proportion to its participation therein), together with interest on such amount for each day from the date of the Issuing Bank's demand for such payment (or, if such demand is made after 12:00 Noon (New York City time) on such date, from the next succeeding Domestic Business Day) to the date of payment by such Bank of such amount at the Federal Funds Rate. The Issuing Bank will pay to each Bank ratably all amounts received from the Borrower for application in payment of its reimbursement obligations in respect of any Letter of Credit and any interest thereon, but only to the extent (and, in the case of interest, for the time period after which) such Bank has made payment to the Issuing Bank in respect of such Letter of Credit pursuant hereto.

      (d) The obligations of the Borrower and each Bank under subsection 2.17(c) above shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Agreement, under all circumstances whatsoever, including, without limitation, the following circumstances:

            (i) any lack of validity or enforceability of this Agreement or any Letter of Credit or any document related hereto or thereto;

            (ii) any amendment or waiver of or any consent to departure from all or any of the provisions of this Agreement or any Letter of Credit or any document related hereto or thereto;

            (iii) the use which may be made of the Letter of Credit by, or any acts or omission of, a beneficiary of a Letter of Credit (or any Person for whom the beneficiary may be acting);

            (iv) the existence of any claim, set-off, defense or other rights that the Borrower may have at any time against a beneficiary of a Letter of Credit (or any Person for whom the beneficiary may be acting), the Banks (including the Issuing Bank) or any other Person, whether in connection with this Agreement or any Letter of Credit or any document related hereto or thereto or any unrelated transaction;

            (v) any statement or any other document presented under a Letter of Credit proving to be forged, fraudulent or invalid in any respect or any statement therein being untrue or inaccurate in any respect whatsoever;

            (vi) payment under a Letter of Credit against presentation to the Issuing Bank of a draft or certificate that does not comply with the terms of the Letter of Credit; or

            (vii) any other act or omission to act or delay of any kind by any Bank (including the Issuing Bank), the Agent or any other Person or any other event or circumstance whatsoever that might, but for the provisions of this subsection (vii), constitute a legal or equitable discharge of the Borrower's or the Bank's obligations hereunder.

      (e) The Borrower hereby indemnifies and holds harmless each Bank (including each Issuing Bank) and the Agent from and against any and all claims, damages, losses, liabilities, costs or expenses which such Bank or the Agent may incur (including, without limitation, any claims, damages, losses, liabilities, costs or expenses which the Issuing Bank may incur by reason of or in connection with the failure of any other Bank to fulfill or comply with its obligations to such Issuing Bank hereunder (but nothing herein contained shall affect any rights the Borrower may have against such defaulting Bank)), and none of the Banks (including an Issuing Bank) nor the Agent nor any of their officers or directors or employees or agents shall be liable or responsible, by reason of or in connection with the execution and delivery or transfer of or payment or failure to pay under any Letter of Credit, including, without limitation, any of the circumstances enumerated in subsection 2.17(d) above, as well as (i) any error, omission, interruption or delay in transmission or delivery of any messages, by mail, cable, telegraph or otherwise, (ii) any error in interpretation of technical terms, (iii) any loss or delay in the transmission of any document required in order to make a drawing under a Letter of Credit, (iv) any consequences arising from causes beyond the control of the Issuing Bank, including, without limitation, any government acts, or any other circumstances whatsoever in making or failing to make payment under such Letter of Credit, provided that the Borrower shall not be required to indemnify the Issuing Bank for any claims, damages, losses, liabilities, costs or expenses, and the Borrower shall have a claim for direct (but not consequential) damages, losses, liabilities, costs and expenses suffered by it, to the extent found by a court of competent jurisdiction to have been caused by (x) the willful misconduct or gross negligence of the Issuing Bank in determining whether a request presented under any Letter of Credit complied on its face with the terms of such Letter of Credit or (y) the Issuing Bank's failure to pay under any Letter of Credit after the presentation to it of a request strictly complying with the terms and conditions of the Letter of Credit. Nothing in this subsection (e) is intended to limit the obligations of the Borrower under any other provision of this Agreement. To the extent the Borrower does not indemnify an Issuing Bank as required by this subsection, the Banks agree to do so ratably in accordance with their Commitments.

                                  ARTICLE 3

                                  Conditions

      The obligation of any Bank to make a Loan on the occasion of any Borrowing or of an Issuing Bank to issue a Letter of Credit upon request therefor is subject to the satisfaction of the following conditions:

      Section 3.01. First Borrowing or Issuance. In the case of the first Borrowing or issuance of a Letter of Credit, receipt by the Agent of (i) evidence that all amounts payable under the Existing Agreements have been paid in full by the Borrower (or will be paid concurrently with the effectiveness hereof) and all commitments under the Existing Agreements have been terminated (or will be terminated concurrently with the effectiveness hereof) and (ii) the following documents, each dated the Closing Date unless otherwise indicated:

      (a) a duly executed Note for the account of each Bank dated on or before the Closing Date complying with the provisions of Section 2.05;

      (b) an opinion of Anthony C. Swanagan, Senior Vice President, General Counsel and Secretary of the Borrower, substantially in the form of Exhibit E hereto and covering such additional matters relating to the transactions contemplated hereby as the Required Banks may reasonably request;

      (c) all documents the Agent may reasonably request relating to the existence of the Borrower, the authority for and the validity of this Agreement and the Notes, and any other matters relevant hereto, all in form and substance satisfactory to the Agent.


      Section 3.02. Each Borrowing and Issuance. In the case of each Borrowing or issuance of a Letter of Credit (including the first such event):

      (a)   receipt by the Agent of a Notice of Borrowing as required by
Section 2.02 or 2.03 or a Notice of Issuance as required by Section 2.17, as the case may be;

      (b) the fact that, immediately after such Borrowing or issuance, the sum of the aggregate principal amount of the outstanding Loans and the aggregate Letter of Credit Liabilities will not exceed the aggregate amount of the Commitments;

      (c) the fact that, immediately before and after such Borrowing or issuance, no Default shall have occurred and be continuing; and

      (d) the fact that the representations and warranties of the Borrower contained in this Agreement (except subsection 4.04(b)) shall be true and correct on and as of the date of such Borrowing or issuance.


Each Borrowing and issuance of a Letter of Credit hereunder shall be deemed to be a representation and warranty by the Borrower on the date thereof as to the facts specified in subsections 3.02(b), 3.02(c) and 3.02(d).

      Section 3.03. Certain Borrowings and Issuances. In the case of any Borrowing or any issuance of a Letter of Credit (including the first such event) that would cause the aggregate principal amount of all Loans and Letter of Credit Liabilities at any time outstanding to exceed $450,000,000, the Agent shall have received:

      (a) certified copy of resolutions of the Board of Directors of the Borrower authorizing the aggregate principal amount of all Loans and Letter of Credit Liabilities to be $500,000,000 or more; and

      (b) an opinion of Anthony C. Swanagan, Senior Vice President, General Counsel and Secretary of the Borrower, confirming that the Board of Directors of the Borrower has authorized the aggregate principal amount of all Loans and Letter of Credit Liabilities to be $500,000,000 or more and covering such additional matters relating to the transactions contemplated hereby as the Required Banks may reasonably request.

                                  ARTICLE 4

                        Representations and Warranties

      The Borrower represents and warrants that:

      Section 4.01. Corporate Existence and Power. The Borrower is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware, and has all corporate powers and all material governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted.

      Section 4.02. Corporate and Governmental Authorization; No Contravention. The execution, delivery and performance by the Borrower of this Agreement and the Notes are within the Borrower's corporate powers, have been duly authorized by all necessary corporate action, require no action by or in respect of, or filing with, any governmental body, agency or official (except such filings by the Borrower as may be required by the reporting requirements of the Securities Exchange Act of 1934, as amended) and do not contravene, or constitute a default under, any provision of applicable law or regulation or of the certificate of incorporation or by-laws of the Borrower or of any agreement, judgment, injunction, order, decree or other instrument binding upon the Borrower or any of its Subsidiaries or result in the creation or imposition of any Lien on any asset of the Borrower or any of its Subsidiaries.

      Section 4.03. Binding Effect. This Agreement constitutes a valid and binding agreement of the Borrower and each Note, when executed and delivered in accordance with this Agreement, will constitute a valid and binding obligation of the Borrower, in each case enforceable in accordance with its terms except as the same may be limited by bankruptcy, insolvency, fraudulent transfer or similar laws affecting creditors' rights generally and by general principles of equity.

      Section 4.04. Financial Information. (a) The consolidated balance sheet of the Borrower and its Consolidated Subsidiaries as of December 31, 1999 and the related consolidated statements of income and cash flows for the fiscal year then ended, reported on by KPMG Peat Marwick LLP, copies of which have been delivered to each of the Banks, fairly present, in conformity with generally accepted accounting principles, the consolidated financial position of the Borrower and its Consolidated Subsidiaries as of such date and their consolidated results of operations and cash flows for such fiscal year.

      (b) Since December 31, 1999 there has been no material adverse change in the business, financial position or results of operations of the Borrower and its Consolidated Subsidiaries, considered as a whole.


      Section 4.05. Litigation. There is no action, suit or proceeding pending against, or to the knowledge of the Borrower threatened against or affecting, the Borrower or any of its Subsidiaries before any court or arbitrator or any governmental body, agency or official in which there is a reasonable possibility of an adverse decision which could reasonably be expected to result in a Material Adverse Effect or which in any manner draws into question the validity or enforceability of this Agreement or the Notes.

      Section 4.06. Compliance with ERISA. Each member of the ERISA Group has fulfilled its obligations under the minimum funding standards of ERISA and the Internal Revenue Code with respect to each Plan and is in compliance in all material respects with the presently applicable provisions of ERISA and the Internal Revenue Code with respect to each Plan, except where such failure to fulfill its obligations or be in compliance could not reasonably be expected to result in a Material Adverse Effect. No member of the ERISA Group has (i) sought a waiver of the minimum funding standard under Section 412 of the Internal Revenue Code in respect of any Plan, (ii) failed to make any contribution or payment to any Plan or Multiemployer Plan or in respect of any Benefit Arrangement, or made any amendment to any Plan or Benefit Arrangement, which has resulted or could reasonably be expected to result in the imposition of a Lien or the posting of a bond or other security under ERISA or the Internal Revenue Code or (iii) incurred any liability under Title IV of ERISA other than a liability to the PBGC for premiums under
Section 4007 of ERISA, except where such failures to make contributions or payments, such impositions of Liens, such postings of bonds or such incurrence of liability, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

      Section 4.07. Compliance with Laws. The Borrower and its Subsidiaries are in compliance with all applicable statutes, ordinances, rules and regulations, except where a lack of compliance therewith could not reasonably be expected to result in a Material Adverse Effect.

      Section 4.08. Environmental Matters. On the basis of its knowledge of the Environmental Laws and the applicability of the Environmental Laws to the business, operations and properties of the Borrower and its Subsidiaries, including, without limitation, (i) any requirement under the Environmental Laws that the Borrower and its Subsidiaries obtain operational permits, (ii) the possibility of liability in connection with the off-site disposal of wastes or Hazardous Substances and (iii) any liability to third parties, including employees, arising from the use, generation, treatment, storage or disposal of Hazardous Substances by the Borrower or its Subsidiaries, the Borrower has reasonably concluded that any liabilities and costs that the Borrower and its Subsidiaries are reasonably likely to incur in connection with any applicable Environmental Laws are unlikely to result in a Material Adverse Effect.

      Section 4.09. Taxes. The Borrower and its Subsidiaries have filed all United States Federal income tax returns and all other material tax returns which are required to be filed by them and have paid all taxes due pursuant to such returns or pursuant to any assessment received by the Borrower or any Subsidiary. The charges, accruals and reserves on the books of the Borrower and its Subsidiaries in respect of taxes or other governmental charges are, in the opinion of the Borrower, adequate.

      Section 4.10. Subsidiaries. Each of the Borrower's Subsidiaries is a corporation or other entity duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, and has all requisite powers and all governmental licenses, authorizations, consents and approvals required to carry on its business as now conducted, except where the lack of such requisite powers, licenses, authorizations, consents or approvals, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

      Section 4.11. Regulatory Restrictions on Borrowing. The Borrower is not an "investment company" within the meaning of the Investment Company Act of 1940, as amended, a "holding company" within the meaning of the Public Utility Holding Company Act of 1935, as amended, or otherwise subject to any regulatory scheme which restricts its ability to incur debt.

      Section 4.12. Full Disclosure. All information (other than any estimates and projections) heretofore furnished by the Borrower to the Agent or any Bank for purposes of or in connection with this Agreement or any transaction contemplated hereby is, and all such information hereafter furnished by the Borrower to the Agent or any Bank will be, when taken as a whole, true and accurate in all material respects on the date as of which such information is stated or certified. All estimates and projections heretofore furnished by the Borrower to the Agent or any Bank for purposes of or in connection with this Agreement or any transaction contemplated hereby were, and all such estimates and projections hereafter furnished by the Borrower to the Agent or any Bank will be, prepared by the Borrower in good faith utilizing the best information available to the Borrower at the time of preparation thereof. The Borrower has disclosed to the Banks in writing any and all facts which materially and adversely affect or may affect (to the extent the Borrower can now reasonably foresee) the business, operations or financial condition of the Borrower and its Consolidated Subsidiaries, taken as a whole, or the ability of the Borrower to perform its obligations under this Agreement.



                                  ARTICLE 5

                                  Covenants

      The Borrower agrees that, so long as any Bank has any Commitment hereunder or any amount payable under any Note or any Letter of Credit Liability remains unpaid:

      Section 5.01.  Information.  The Borrower will deliver to each of the
Banks:

      (a) within 100 days after the end of each fiscal year of the Borrower, a consolidated balance sheet of the Borrower and its Consolidated Subsidiaries as of the end of such fiscal year and the related consolidated statements of income and cash flows for such fiscal year, setting forth in each case in comparative form the figures for the previous fiscal year, all reported on (without a "going concern"or like qualification or exception and without any qualification or exception as to the scope of such audit) by KPMG Peat Marwick LLP or other independent public accountants of nationally recognized standing;

      (b) within 50 days after the end of each of the first three quarters of each fiscal year of the Borrower, a consolidated balance sheet of the Borrower and its Consolidated Subsidiaries as of the end of such quarter and the related consolidated statements of income and cash flows for such quarter and for the portion of the Borrower's fiscal year ended at the end of such quarter, setting forth in the case of such statements of income and cash flows, in comparative form the figures for the corresponding quarter and the corresponding portion of the Borrower's previous fiscal year, all certified (subject to normal year-end adjustments) as to fairness of presentation in all material respects, generally accepted accounting principles and consistency by the chief financial officer or the chief accounting officer of the Borrower;

      (c) simultaneously with the delivery of each set of financial statements referred to in clauses (a) and (b) above, a certificate of the chief financial officer or the chief accounting officer of the Borrower (i) setting forth in reasonable detail the calculations required to establish (x) whether the Borrower was in compliance with the requirements of Sections 5.10 and 5.14 on the date of such financial statements and (y) for so long as Pricing Schedule A is the Pricing Schedule, the Applicable Cash Flow Ratio (as such term is defined in Pricing Schedule A) derived from such financial statements and (ii) stating whether any Default exists on the date of such certificate and, if any Default then exists, setting forth the details thereof and the action which the Borrower is taking or proposes to take with respect thereto;

      (d) simultaneously with the delivery of each set of financial statements referred to in clause (a) above, a statement of the firm of independent public accountants which reported on such statements as to whether anything has come to their attention to cause them to believe that any Default existed on the date of such statements (which certificate may be limited to the extent required by accounting rules or guidelines);

      (e) within five Domestic Business Days after any officer of the Borrower obtains knowledge of any Default, if such Default is then continuing, a certificate of the chief financial officer or the chief accounting officer of the Borrower setting forth the details thereof and the action which the Borrower is taking or proposes to take with respect thereto;

      (f) promptly upon the mailing thereof to the shareholders of the Borrower generally, copies of all financial statements, reports and proxy statements so mailed;

      (g) promptly upon the filing thereof, copies of all registration statements (other than the exhibits thereto and any registration statements on Form S-8 or its equivalent) and reports on Forms 10-K, 10-Q and 8-K (or their equivalents) which the Borrower shall have filed with the Securities and Exchange Commission;

      (h) if and when any member of the ERISA Group (i) gives or is required to give notice to the PBGC of any "reportable event" (as defined in Section 4043 of ERISA) with respect to any Material Plan which might constitute grounds for a termination of such Plan under Title IV of ERISA, or knows that the plan administrator of any Material Plan has given or is required to give notice of any such reportable event, a copy of the notice of such reportable event given or required to be given to the PBGC; (ii) receives notice of complete or partial withdrawal liability under Title IV of ERISA or notice that any Multiemployer Plan is in reorganization, is insolvent or has been terminated, a copy of such notice; (iii) receives notice from the PBGC under Title IV of ERISA of an intent to terminate, impose material liability (other than for premiums under Section 4007 of ERISA) in respect of, or appoint a trustee to administer any Plan, a copy of such notice; (iv) applies for a waiver of the minimum funding standard under
Section 412 of the Internal Revenue Code, a copy of such application; (v) gives notice of intent to terminate any Material Plan under Section 4041(c) of ERISA, a copy of such notice and other information filed with the PBGC;
(vi) gives notice of withdrawal from any Plan pursuant to Section 4063 of ERISA, a copy of such notice; or (vii) fails to make any payment or contribution to any Plan or Multiemployer Plan or in respect of any Benefit Arrangement or makes any amendment to any Plan or Benefit Arrangement which has resulted or could result in the imposition of a Lien or the posting of a bond or other security, a certificate of the chief financial officer or the chief accounting officer of the Borrower setting forth details as to such occurrence and action, if any, which the Borrower or applicable member of the ERISA Group is required or proposes to take;

      (i) promptly from time to time if Pricing Schedule B is the Pricing Schedule, notice of any change in the rating of the Borrower's senior, unsecured long-term debt securities (without credit enhancement) by S&P or Moody's;


      (j) promptly after any officer of the Borrower obtains knowledge thereof, notice of the commencement of, or any material development in, any litigation, arbitration or other proceeding affecting the Borrower or any Subsidiary, including pursuant to any applicable Environmental Laws, which has had or is reasonably likely to have a Material Adverse Effect; and

      (k) from time to time such additional information regarding the financial position or business of the Borrower and its Subsidiaries as the Agent, at the request of any Bank, may reasonably request.



      Section 5.02. Payment of Obligations. The Borrower will pay and discharge, and will cause each Subsidiary to pay and discharge, at or before maturity (after giving effect to any applicable grace period), all their respective material obligations and liabilities (including, without limitation, tax liabilities and claims of materialmen, warehousemen and the like which if unpaid might by law give rise to a Lien), except where the same may be contested in good faith by appropriate proceedings, and will maintain, and will cause each Subsidiary to maintain, in accordance with generally accepted accounting principles, appropriate reserves for the accrual of any of the same.

      Section 5.03. Maintenance of Property; Insurance. (a) The Borrower will keep, and will cause each Subsidiary to keep, all property and equipment useful and necessary in its business in good working order and condition to the extent required by sound business practices, ordinary wear and tear excepted.

      (b) The Borrower will, and will cause each of its Subsidiaries to, maintain (either in the name of the Borrower or in such Subsidiary's own name) with financially sound and responsible insurance companies, insurance on all its respective properties and equipment in at least such amounts, against at least such risks and with such risk retention as are usually maintained, insured against or retained, as the case may be, in the same general area by companies of established repute engaged in the same or a similar business; and will furnish to the Banks, upon request from the Agent, information presented in reasonable detail as to the insurance so carried.


      Section 5.04. Conduct of Business and Maintenance of Existence. The Borrower will preserve, renew and keep in full force and effect, and will cause each Subsidiary to preserve, renew and keep in full force and effect its respective existence and its respective rights, privileges and franchises material to the normal conduct of business, provided that nothing in this Section shall prohibit (i) the merger of a Subsidiary into the Borrower or the merger or consolidation of a Subsidiary with or into another Person if the entity surviving such consolidation or merger is a Subsidiary and if, in each case, after giving effect thereto, no Default shall have occurred and be continuing, (ii) any transaction not prohibited by Section 5.07 or (iii) the termination of the existence of any Subsidiary if the Borrower in good faith determines that such termination is not materially disadvantageous to the Banks.

      Section 5.05. Compliance with Laws. The Borrower will comply, and cause each Subsidiary to comply, in all material respects with all applicable laws, ordinances, rules, regulations, and requirements of governmental authorities (including, without limitation, Environmental Laws and ERISA and the rules and regulations thereunder) except where either the necessity of compliance therewith is contested in good faith by appropriate proceedings or any failure to so comply, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

      Section 5.06. Inspection of Property, Books and Records. The Borrower will keep, and will cause each Subsidiary to keep, proper books of record and account in which full, true and correct entries shall be made of all dealings and transactions in relation to its business and activities; and will permit, and will cause each Subsidiary to permit, representatives of any Bank at such Bank's expense to visit and inspect any of its respective properties, to examine and make abstracts from any of its respective books and records and to discuss its respective affairs, finances and accounts with its respective officers, employees and independent public accountants, all at such reasonable times and as often as may reasonably be desired.

      Section 5.07. Mergers and Sales of Assets. The Borrower will not (i) consolidate or merge with or into any other Person, (ii) sell, lease or otherwise transfer, directly or indirectly (including any such transfer by way of merger or consolidation), all or substantially all the assets of the Borrower and its Subsidiaries, taken as a whole, to any other Person or Persons, provided that the Borrower may merge with another Person if (x) the Borrower is the corporation surviving such merger and (y) after giving effect to such merger, no Default shall have occurred and be continuing.

      Section 5.08. Use of Proceeds. The proceeds of the Loans made under this Agreement and any Letters of Credit issued under this Agreement will be used by the Borrower (i) to refinance indebtedness of the Borrower under the Existing Agreements; (ii) to finance the Borrower's working capital requirements, (iii) for capital expenditures and (iv) for other general corporate purposes, including acquisitions and other investments. None of such proceeds will be used, directly or indirectly, for any purpose, whether immediate, incidental or ultimate, that entails a violation of the provisions of Regulation T, U or X of the Board of Governors of the Federal Reserve System.

      Section 5.09. Negative Pledge. Neither the Borrower nor any Subsidiary will create, assume or suffer to exist any Lien on any asset now owned or hereafter acquired by it, except:

      (a) Liens existing on the Closing Date securing Debt outstanding on the Closing Date in an aggregate principal or face amount not exceeding $10,000,000;

      (b) any Lien existing on any asset of any Person at the time such Person becomes a Subsidiary and not created in contemplation of such event;

      (c) any Lien on any asset securing Debt incurred or assumed for the purpose of financing all or any part of the cost of acquiring such asset, provided that such Lien attaches to such asset concurrently with or within 90 days after the acquisition thereof;

      (d) any Lien on any asset of any Person existing at the time such Person is merged or consolidated with or into the Borrower or a Subsidiary and not created in contemplation of such event;

      (e) any Lien existing on any asset prior to the acquisition thereof by the Borrower or a Subsidiary and not created in contemplation of such acquisition;

      (f) any Lien arising out of the refinancing, extension, renewal or refunding of any Debt secured by any Lien permitted by any of the foregoing clauses of this Section, provided that such Debt is not increased and is not secured by any additional assets;

      (g) Liens arising in the ordinary course of its business which (i) do not secure Debt or Derivatives Obligations, (ii) do not secure any obligation in an amount exceeding $10,000,000 and (iii) do not in the aggregate materially detract from the value of its assets or materially impair the use thereof in the operation of its business;

      (h) Liens on cash and cash equivalents securing Derivatives Obligations, provided that the aggregate amount of cash and cash equivalents subject to such Liens may at no time exceed $10,000,000; and

      (i) Liens not otherwise permitted by the foregoing clauses of this Section securing Debt in an aggregate principal or face amount not exceeding, on the date of incurrence of any portion of such Debt, an aggregate of 10% of Consolidated Tangible Net Worth at such date.
A.

      Section 5.10. Interest Coverage Ratio. As of the last day of each fiscal quarter of the Borrower, the Interest Coverage Ratio at such last day will not be less than 2.5 to 1.

      Section 5.11. Restricted Payments. Neither the Borrower nor any Subsidiary will make any Restricted Payment, provided that the Borrower may
(a) repurchase shares of its common stock so long as the aggregate amount expended for all such repurchases subsequent to October 31, 1998 (excluding repurchases permitted by clause (c) below) does not exceed $750,000,000, (b) repurchase additional shares of its common stock so long as (i) the aggregate amount expended for all such purchases (including repurchases permitted by clause (a) above but excluding repurchases permitted by clause (c) below)) subsequent to October 31, 1998 does not exceed $1,000,000,000, (ii) as of the date of any such purchase, the ratio of (x) Consolidated Debt (including any Debt incurred to make such purchase) to (y) Consolidated EBITDA for the most recent period of four consecutive fiscal quarters of the Borrower and its Consolidated Subsidiaries for which the Borrower has delivered financial statements pursuant to Section 5.01 is less than 1.5 to 1.0, and (iii) no Default or Event of Default exists or will result therefrom and (c) make Restricted Payments from time to time with respect to any year in an aggregate amount not to exceed 50% of Consolidated Net Income for such year.

      Section 5.12. Transactions with Affiliates. The Borrower will not, and will not permit any Subsidiary to, directly or indirectly, pay any funds to or for the account of, make any investment (whether by acquisition of stock or indebtedness, by loan, advance, transfer of property, guarantee or other agreement to pay, purchase or service, directly or indirectly, any Debt, or otherwise) in, lease, sell, transfer or otherwise dispose of any assets, tangible or intangible, to, or participate in, or effect, any transaction with, any Affiliate except on an arms-length basis on terms at least as favorable to the Borrower or such Subsidiary than could have been obtained from a third party who was not an Affiliate, provided that the foregoing provisions of this Section shall not prohibit any such Person from declaring or paying any lawful dividend or other payment ratably in respect of all of its capital stock of the relevant class so long as, after giving effect thereto, no Default shall have occurred and be continuing.

      Section 5.13. Debt of Subsidiaries. Total Debt of all Subsidiaries (excluding (i) Debt of a Subsidiary to the Borrower or to a wholly owned Subsidiary and (ii) Debt of Galileo Canada ULC or a Subsidiary thereof in an aggregate principal amount not to exceed $35,000,000 existing at the time of or incurred in connection with the acquisition by the Borrower of Galileo Canada Distribution Systems, Inc.) will not, on the date of incurrence of any portion of such Debt, exceed the greater of (x) $75,000,000 or (y) 10% of Consolidated Tangible Net Worth at such date.

      Section 5.14. Cash Flow Ratio. As of the last day of each fiscal quarter of the Borrower, the Cash Flow Ratio at such last day will not be greater than 2.0 to 1.



                                  ARTICLE 6

                                   Defaults

      Section 6.01. Events of Default. If one or more of the following events ("Events of Default") shall have occurred and be continuing:

      (a) the Borrower shall (i) fail to pay when due any principal of any Loan or to reimburse when due any drawing under any Letter of Credit or (ii) fail to pay any interest on any Loan or any fees or any other amount payable hereunder within five Domestic Business Days of the date when due;

      (b) the Borrower shall fail to observe or perform any covenant contained in Article 5, other than those contained in Sections 5.01 through 5.06;

      (c) the Borrower shall fail to observe or perform any covenant or agreement contained in this Agreement (other than those covered by clause 6.01(a) or 6.01(b) above) for 30 days after notice thereof has been given to the Borrower by the Agent at the request of any Bank;

      (d) any representation, warranty, certification or statement made by the Borrower in this Agreement or in any certificate, financial statement or other document delivered pursuant to this Agreement shall prove to have been incorrect in any material respect when made (or deemed made);

      (e) the Borrower or any Subsidiary shall fail to make any payment in respect of any Material Financial Obligations when due or within any applicable grace period;

      (f) any event or condition shall occur which results in the acceleration of the maturity of any Material Debt or enables the holder of such Debt or any Person acting on such holder's behalf to accelerate the maturity thereof;

      (g) the Borrower or any Subsidiary shall commence a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to itself or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or shall consent to any such relief or to the appointment of or taking possession by any such official in an involuntary case or other proceeding commenced against it, or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any action to authorize any of the foregoing;

      (h) an involuntary case or other proceeding shall be commenced against the Borrower or any Subsidiary seeking liquidation, reorganization or other relief with respect to it or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, and such involuntary case or other proceeding shall remain undismissed and unstayed for a period of 60 days; or an order for relief shall be entered against the Borrower or any Subsidiary under the federal bankruptcy laws as now or hereafter in effect;

      (i) any member of the ERISA Group shall fail to pay when due an amount or amounts aggregating in excess of $10,000,000 which it shall have become liable to pay under Title IV of ERISA; or notice of intent to terminate a Material Plan shall be filed under Title IV of ERISA by any member of the ERISA Group, any plan administrator or any combination of the foregoing; or the PBGC shall institute proceedings under Title IV of ERISA to terminate, to impose liability (other than for premiums under Section 4007 of ERISA) in excess of $10,000,000 in respect of, or to cause a trustee to be appointed to administer any Material Plan; or a condition shall exist by reason of which the PBGC would reasonably be entitled to obtain a decree adjudicating that any Material Plan must be terminated; or there shall occur a complete or partial withdrawal from, or a default, within the meaning of
Section 4219(c)(5) of ERISA, with respect to, one or more Multiemployer Plans which could cause one or more members of the ERISA Group to incur a current payment obligation in excess of $10,000,000;

      (j) judgments or orders for the payment of money in excess of $10,000,000 in the aggregate shall be rendered against the Borrower or any Subsidiary and such judgments or orders shall continue unsatisfied and unstayed for a period of 10 days;

      (k)   the Borrower shall be dissolved or terminated; or

      (l)   a Change in Ownership or Control shall have occurred;


then, and in every such event, the Agent shall (i) if requested by Banks having more than 50% in aggregate amount of the Commitments, by notice to the Borrower terminate the Commitments and they shall thereupon terminate, and
(ii) if requested by Banks holding more than 50% of the aggregate principal amount of the Loans, by notice to the Borrower declare the Loans (together with accrued interest thereon) to be, and the Loans shall thereupon become, immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower, provided that in the case of any of the Events of Default specified in clause 6.01(g) or 6.01(h) above with respect to the Borrower, without any notice to the Borrower or any other act by the Agent or the Banks, the Commitments shall thereupon terminate and the Loans (together with accrued interest thereon) shall become immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower.

      Section 6.02. Notice of Default. The Agent shall give notice to the Borrower under subsection 6.01(c) promptly upon being requested to do so by any Bank and shall thereupon notify all the Banks thereof.

      Section 6.03. Cash Cover. The Borrower agrees, in addition to the provisions of Section 6.01 hereof, that upon the occurrence and during the continuance of any Event of Default, it shall, if requested by the Agent upon the instruction of the Banks having more than 50% in aggregate amount of the Commitments (or, if the Commitments shall have been terminated, holding more than 50% of the Letter of Credit Liabilities), pay to the Agent an amount in immediately available funds (which funds shall be held as collateral pursuant to arrangements satisfactory to the Agent) equal to the aggregate amount available for drawing under all Letters of Credit then outstanding at such time, provided that, upon the occurrence of any Event of Default specified in subsection 6.01(g) or 6.01(h) with respect to the Borrower, the Borrower shall pay such amount forthwith without any notice or demand or any other act by the Agent or the Banks.



                                  ARTICLE 7

                                  The Agent

      Section 7.01. Appointment and Authorization. Each Bank irrevocably appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement and the Notes as are delegated to the Agent by the terms hereof or thereof, together with all such powers as are reasonably incidental thereto.

      Section 7.02. Agent and Affiliates. Bank of America, N.A. shall have the same rights and powers under this Agreement as any other Bank and may exercise or refrain from exercising the same as though it were not the Agent, and Bank of America, N.A. and its affiliates may accept deposits from, lend money to, and generally engage in any kind of business with the Borrower or any Subsidiary or affiliate of the Borrower as if it were not the Agent.

      Section 7.03. Action by Agent. The obligations of the Agent hereunder are only those expressly set forth herein. Without limiting the generality of the foregoing, the Agent shall not be required to take any action with respect to any Default, except as expressly provided in Article 6.

      Section 7.04. Consultation with Experts. The Agent may consult with legal counsel (who may be counsel for the Borrower), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken by it in good faith in accordance with the advice of such counsel, accountants or experts.

      Section 7.05. Liability of Agent. Neither the Agent nor any of its affiliates nor any of their respective directors, officers, agents or employees shall be liable for any action taken or not taken by it in connection herewith (i) with the consent or at the request of the Required Banks or, when expressly required hereby, all the Banks or (ii) in the absence of its own gross negligence or willful misconduct. Neither the Agent nor any of its affiliates nor any of their respective directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into or verify (i) any statement, warranty or representation made in connection with this Agreement or any borrowing hereunder; (ii) the performance or observance of any of the covenants or agreements of the Borrower; (iii) the satisfaction of any condition specified in Article , except receipt of items required to be delivered to the Agent; or (iv) the validity, effectiveness or genuineness of this Agreement, the Notes or any other instrument or writing furnished in connection herewith. The Agent shall not incur any liability by acting in reliance upon any notice, consent, certificate, statement, or other writing (which may be a bank wire, telex, facsimile transmission or similar writing) believed by it to be genuine or to be signed by the proper party or parties. Without limiting the generality of the foregoing, the use of the term "agent" in this Agreement with reference to the Agent is not intended to connote any fiduciary or other implied (or express) obligations arising under agency doctrine of any applicable law. Instead, such term is used merely as a matter of market custom and is intended to create or reflect only an administrative relationship between independent contracting parties.

      Section 7.06. Indemnification. Each Bank shall, ratably in accordance with its Commitment, indemnify the Agent, its affiliates and their respective directors, officers, agents and employees (to the extent not reimbursed by the Borrower) against any reasonable and customary out-of-pocket costs or expenses (including counsel fees and disbursements), or any other claim, demand, action, loss or liability (except such as result from such indemnitees' gross negligence or willful misconduct) that such indemnitees may suffer or incur in connection with this Agreement or any action taken or omitted by such indemnitees hereunder.

      Section 7.07. Credit Decision. Each Bank acknowledges that it has, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Bank also acknowledges that it will, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking any action under this Agreement.

      Section 7.08. Successor Agent. The Agent may resign at any time by giving notice thereof to the Banks and the Borrower. Upon any such resignation, the Required Banks shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by the Required Banks, and shall have accepted such appointment, within 30 days after the retiring Agent gives notice of resignation, then the retiring Agent may, on behalf of the Banks, appoint a successor Agent, which shall be a commercial bank organized or licensed under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $100,000,000. Upon the acceptance of its appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations hereunder. After any retiring Agent's resignation hereunder as Agent, the provisions of this Article shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent.

      Section 7.09. Agent's Fee; Arranger Fee. The Borrower shall pay to the Agent for its own account and on behalf of Banc of America Securities LLC ("BAS"), in its capacity as arranger, fees in the amounts and at the times previously agreed upon between the Borrower and the Agent and BAS, respectively.

      SECTION 7.10. Syndication Agent; Documentation Agent. No Bank identified herein or in any related document as the "Syndication Agent" or the "Documentation Agent" shall have any right, power, obligation, liability, responsibility or duty under this Agreement other than those applicable to all Banks as such. Without limiting the foregoing, no Bank so identified shall have or be deemed to have any fiduciary relationship with any other Bank. Each Bank acknowledges that it has not relied, and will not rely, on any Bank so identified in deciding to enter into this Agreement or in taking or not taking action hereunder.

                                  ARTICLE 8

                           Change in Circumstances

      Section 8.01. Basis for Determining Interest Rate Inadequate or Unfair. If on or prior to the first day of any Interest Period for any Euro-Dollar Loan or Money Market LIBOR Loan:

      (a) the Agent determines that deposits in Dollars (in the applicable amounts) are not being offered to Bank of America, N.A. in the London interbank market for such Interest Period, or

      (b) in the case of Euro-Dollar Loans, Banks having 50% or more of the aggregate principal amount of the affected Loans advise the Agent that the London Interbank Offered Rate, as determined by the Agent, will not adequately and fairly reflect the cost to such Banks of funding their Euro-Dollar Loans, for such Interest Period, the Agent shall forthwith give notice thereof to the Borrower and the Banks, whereupon until the Agent notifies the Borrower that the circumstances giving rise to such suspension no longer exist, (i) the obligations of the Banks to make Euro-Dollar Loans or to continue or convert outstanding Loans as or into Euro-Dollar Loans shall be suspended and (ii) each outstanding Euro-Dollar Loan shall be converted into a Base Rate Loan on the last day of the then-current Interest Period applicable thereto. At any time when the circumstances giving rise to the above-described suspension are in effect, unless the Borrower notifies the Agent at least two Domestic Business Days before the date of any Fixed Rate Borrowing for which a Notice of Borrowing has previously been given that it elects not to borrow on such date, (i) if such Fixed Rate Borrowing is a Committed Borrowing, such Borrowing shall instead be made as a Base Rate Borrowing and (ii) if such Fixed Rate Borrowing is a Money Market LIBOR Borrowing, then the Money Market LIBOR Loans comprising such Borrowing shall bear interest for each day from and including the first day to but excluding the last day of the Interest Period applicable thereto at the Base Rate for such day.

      Section 8.02. Illegality. If, on or after the date of this Agreement, the adoption of any applicable law, rule or regulation, or any change in any applicable law, rule or regulation, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its Euro-Dollar Lending Office) with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall make it unlawful or impossible for any Bank (or its Euro-Dollar Lending Office) to make, maintain or fund its Euro-Dollar Loans and such Bank shall so notify the Agent, the Agent shall forthwith give notice thereof to the other Banks and the Borrower, whereupon until such Bank notifies the Borrower and the Agent that the circumstances giving rise to such suspension no longer exist, the obligation of such Bank to make Euro-Dollar Loans, or to convert outstanding Loans into Euro-Dollar Loans, shall be suspended. Before giving any notice to the Agent pursuant to this Section, such Bank shall designate a different Euro-Dollar Lending Office if such designation will avoid the need for giving such notice and will not, in the judgment of such Bank, be otherwise disadvantageous to such Bank. If such notice is given, each Euro-Dollar Loan of such Bank then outstanding shall be converted to a Base Rate Loan either
(a) on the last day of the then current Interest Period applicable to such Euro-Dollar Loan if such Bank may lawfully continue to maintain and fund such Loan to such day or (b) immediately if such Bank shall determine that it may not lawfully continue to maintain and fund such Loan to such day.

      Section 8.03.  Increased Cost and Reduced Return.  (a) If on or after
(x) the date hereof, in the case of any Committed Loan or Letter of Credit (or participation therein) or any obligation to make Committed Loans or to issue or participate in Letters of Credit or (y) the date of the related Money Market Quote, in the case of any Money Market Loan, the adoption of any applicable law, rule or regulation, or any change in any applicable law, rule or regulation, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its Applicable Lending Office) with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall impose, modify or deem applicable any reserve (including, without limitation, any such requirement imposed by the Board of Governors of the Federal Reserve System, but excluding with respect to any Euro-Dollar Loan any such requirement with respect to which such Bank is entitled to and received compensation during the relevant Interest Period under Section 2.16), special deposit, insurance assessment or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Bank (or its Applicable Lending Office) or shall impose on any Bank (or its Applicable Lending Office) or on the London interbank market any other condition affecting its Fixed Rate Loans, its Note or its participation in any Letter of Credit or its obligation to make Fixed Rate Loans or to issue or participate in Letters of Credit and the result of any of the foregoing is to increase the cost to such Bank (or its Applicable Lending Office) of making or maintaining any Fixed Rate Loan or Letter of Credit (or participation therein), or to reduce the amount of any sum received or receivable by such Bank (or its Applicable Lending Office) under this Agreement or under its Note with respect thereto, by an amount deemed by such Bank to be material, then, within 15 days after demand by such Bank (with a copy to the Agent), the Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank for such increased cost or reduction.

      (b) If any Bank shall have determined that, after the date hereof, the adoption of any applicable law, rule or regulation regarding capital adequacy, or any change in any such law, rule or regulation, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on capital of such Bank (or its Parent) as a consequence of such Bank's obligations hereunder to a level below that which such Bank (or its Parent) could have achieved but for such adoption, change, request or directive (taking into consideration its policies with respect to capital adequacy) by an amount deemed by such Bank to be material, then from time to time, within 15 days after demand by such Bank (with a copy to the Agent), the Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank (or its Parent) for such reduction.

      (c) Each Bank will promptly notify the Borrower and the Agent of any event of which it has knowledge, occurring after the date hereof, which will entitle such Bank to compensation pursuant to this Section and will designate a different Applicable Lending Office if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the judgment of such Bank, be otherwise disadvantageous to such Bank. A certificate of any Bank claiming compensation under this Section shall set forth the additional amount or amounts to be paid to it hereunder, shall set forth the method of determining such additional amount or amounts in reasonable detail and shall be conclusive in the absence of manifest error. In determining such amount, such Bank may use any reasonable averaging and attribution methods.


      Section 8.04. Taxes. (a) For the purposes of this Section 8.04, the following terms have the following meanings:

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

      (b) Any and all payments by the Borrower to or for the account of any Bank or the Agent hereunder or under any Note shall be made without deduction for any Taxes or Other Taxes, provided that, if the Borrower shall be required by law to deduct any Taxes or Other Taxes from any such payments,
(i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) such Bank or the Agent (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions, (iii) the Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law and (iv) the Borrower shall furnish to the Agent, at its address referred to in Section 9.01, the original or a certified copy of a receipt evidencing payment thereof.

      (c) The Borrower agrees to indemnify each Bank and the Agent for the full amount of Taxes or Other Taxes (including, without limitation, any Taxes or Other Taxes imposed or asserted by any jurisdiction on amounts payable under this Section) paid by such Bank or the Agent (as the case may be) and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto. This indemnification shall be paid within 15 days after such Bank or the Agent (as the case may be) makes demand therefor.

      (d) Each Bank organized under the laws of a jurisdiction outside the United States, on or prior to the date of its execution and delivery of this Agreement in the case of each Bank listed on the signature pages hereof and on or prior to the date on which it becomes a Bank in the case of each other Bank, and from time to time thereafter if requested in writing by the Borrower (but only so long as such Bank remains lawfully able to do so), shall provide the Borrower and the Agent with Internal Revenue Service form W-8 ECI or W-8 BEN, as appropriate, or any successor form prescribed by the Internal Revenue Service, certifying that such Bank is entitled to benefits under an income tax treaty to which the United States is a party which exempts the Bank from United States withholding tax or reduces the rate of withholding tax on payments of interest for the account of such Bank or certifying that the income receivable pursuant to this Agreement is effectively connected with the conduct of a trade or business in the United States.

      (e) For any period with respect to which a Bank has failed to provide the Borrower or the Agent with the appropriate form pursuant to subsection 8.04(d) (unless such failure is due to a change in treaty, law or regulation occurring subsequent to the date on which such form originally was required to be provided), such Bank shall not be entitled to indemnification under subsection 8.04(b) or 8.04(c) with respect to Taxes imposed by the United States, provided that if a Bank, which is otherwise exempt from or subject to a reduced rate of withholding tax, becomes subject to Taxes because of its failure to deliver a form required hereunder, the Borrower shall take such steps as such Bank shall reasonably request to assist such Bank to recover such Taxes.

      (f) If the Borrower is required to pay additional amounts to or for the account of any Bank pursuant to this Section, then such Bank will change the jurisdiction of its Applicable Lending Office if, in the judgment of such Bank, such change (i) will eliminate or reduce any such additional payment which may thereafter accrue and (ii) is not otherwise disadvantageous to such Bank.


      Section 8.05. Base Rate Loans Substituted for Affected Fixed Rate Loans. If (i) the obligation of any Bank to make, or convert outstanding Loans to, Euro-Dollar Loans has been suspended pursuant to Section 8.02 or
(ii) any Bank has demanded compensation under Section 8.03 or 8.04 with respect to its Euro-Dollar Loans and the Borrower shall, by at least five Euro-Dollar Business Days' prior notice to such Bank through the Agent, have elected that the provisions of this Section shall apply to such Bank, then, unless and until such Bank notifies the Borrower that the circumstances giving rise to such suspension or demand for compensation no longer exist:

      (a) all Loans which would otherwise be made by such Bank as (or continued as or converted into) Euro-Dollar Loans shall instead be Base Rate Loans (on which interest and principal shall be payable contemporaneously with the related Fixed Rate Loans of the other Banks); and

      (b) after each of its Euro-Dollar Loans has been repaid (or converted to a Base Rate Loan), all payments of principal which would otherwise be applied to repay such Euro-Dollar Loans shall be applied to repay its Base Rate Loans instead.


If such Bank notifies the Borrower that the circumstances giving rise to such notice no longer apply, the principal amount of each such Base Rate Loan shall be converted into a Euro-Dollar Loan on the first day of the next succeeding Interest Period applicable to the related Euro-Dollar Loans of the other Banks.

      Section 8.06. Substitution of Bank. If (i) the obligation of any Bank to make Euro-Dollar Loans or to convert or continue outstanding Loans into Euro-Dollar Loans shall be suspended pursuant to Section 8.02 or (ii) any Bank shall demand compensation pursuant to Section 8.03 or 8.04 , the Borrower shall have the right, with the assistance of the Agent and the Issuing Banks, to seek a mutually satisfactory bank or banks (which may be one or more of the Banks) to purchase the outstanding Loans of such Bank and to assume the Commitment and Letter of Credit Liabilities of such Bank.



                                  ARTICLE 9

                                Miscellaneous

      Section 9.01. Notices. All notices, requests and other communications to any party hereunder shall be in writing (including bank wire, facsimile transmission or similar writing) and shall be given to such party: (a) in the case of the Borrower or the Agent, at its address or facsimile number set forth on the signature pages hereof, (b) in the case of any Bank (including any Issuing Bank), at its address or facsimile number set forth in its Administrative Questionnaire or (c) in the case of any party, such other address or facsimile number as such party may hereafter specify for the purpose by notice to the Agent and the Borrower. Each such notice, request or other communication shall be effective (i) if given by facsimile transmission, when transmitted to the facsimile number specified in this Section and confirmation of receipt is received, (ii) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (iii) if given by any other means, when delivered at the address specified in this Section, provided that notices to the Agent or any Issuing Bank under Article 2 or Article 8 and notices to the Borrower under subsection 9.06(c) shall not be effective until received.

      Section 9.02. No Waivers. No failure or delay by the Agent or any Bank in exercising any right, power or privilege hereunder or under any Note shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law.

      Section 9.03.  Expenses; Indemnification. (a) The Borrower shall pay
(i) all reasonable and customary out-of-pocket expenses of the Agent, including fees and disbursements of special counsel for the Agent, in connection with the preparation and administration of this Agreement, any waiver or consent hereunder or any amendment hereof or any Default or alleged Default hereunder and (ii) if an Event of Default occurs, all reasonable and customary out-of-pocket expenses incurred by the Agent and each Bank, including (without duplication) the fees and disbursements of outside counsel and the allocated cost of inside counsel, in connection with any collection, bankruptcy, insolvency and other enforcement proceedings resulting from such Event of Default.

      (b) The Borrower agrees to indemnify the Agent and each Bank, their respective affiliates and the respective directors, officers, agents and employees of the foregoing (each an "Indemnitee") and hold each Indemnitee harmless from and against any and all liabilities, losses, damages, costs and expenses of any kind, including, without limitation, the reasonable fees and disbursements of counsel, which may be incurred by such Indemnitee in connection with any investigative, administrative or judicial proceeding (whether or not such Indemnitee shall be designated a party thereto) brought or threatened relating to or arising out of this Agreement or any actual or proposed use of proceeds of Loans hereunder, provided that no Indemnitee shall have the right to be indemnified hereunder for such Indemnitee's own gross negligence or willful misconduct as determined by a court of competent jurisdiction.


      Section 9.04. Sharing of Set-offs. Each Bank agrees that if it shall, by exercising any right of set-off or counterclaim or otherwise, receive payment of a proportion of the aggregate amount then due and payable with respect to the Loans and Letter of Credit Liabilities held by it which is greater than the proportion received by any other Bank in respect of the aggregate amount then due and payable with respect to the Loans and Letter of Credit Liabilities held by such other Bank, the Bank receiving such proportionately greater payment shall purchase such participations in the Loans and Letter of Credit Liabilities held by the other Banks, and such other adjustments shall be made, as may be required so that all such payments with respect to the Loans and Letter of Credit Liabilities held by the Banks shall be shared by the Banks pro rata, provided that nothing in this Section shall impair the right of any Bank to exercise any right of set-off or counterclaim it may have and to apply the amount subject to such exercise to the payment of indebtedness of the Borrower other than its indebtedness hereunder. The Borrower agrees, to the fullest extent it may effectively do so under applicable law, that any holder of a participation in a Loan or Letter of Credit Liability, whether or not acquired pursuant to the foregoing arrangements, may exercise rights of set-off or counterclaim and other rights with respect to such participation as fully as if such holder of a participation were a direct creditor of the Borrower in the amount of such participation.

      Section 9.05. Amendments and Waivers . Any provision of this Agreement or the Notes may be amended or waived if, but only if, such amendment or waiver is in writing and is signed by the Borrower and the Required Banks (and, if the rights or duties of the Agent or an Issuing Bank are affected thereby, by it), provided that no such amendment or waiver shall
(i) increase the Commitment of any Bank or subject any Bank to any additional obligation without the written consent of each Bank, (ii) reduce the principal of or rate of interest on any Loan or the amount to be reimbursed in respect of any Letter of Credit or any interest thereon or any fees hereunder without the written consent of each Bank affected thereby, (iii) postpone the date fixed for any payment of principal of or interest on any Loan or the amount to be reimbursed in respect of any Letter of Credit or interest thereon or any fees hereunder or for any scheduled reduction or termination of any Commitment without the written consent of each Bank or
(iv) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Notes, or the number of Banks, which shall be required for the Banks or any of them to take any action under this Section or any other provision of this Agreement without the written consent of each Bank.

      Section 9.06. Successors and Assigns. (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrower may not assign or otherwise transfer any of its rights under this Agreement without the prior written consent of the Banks.

      (b) Any Bank may at any time grant to one or more banks or other institutions (each a "Participant") participating interests in its Commitment or any or all of its Loans and Letter of Credit participations. In the event of any such grant by a Bank of a participating interest to a Participant, whether or not upon notice to the Borrower and the Agent, such Bank shall remain responsible for the performance of its obligations hereunder, and the Borrower, the Issuing Banks and the Agent shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement. Any agreement pursuant to which any Bank may grant such a participating interest shall provide that such Bank shall retain the sole right and responsibility to enforce the obligations of the Borrower hereunder including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement, provided that (i) such participation agreement may provide that such Bank will not (without the consent of the Participant) agree to any modification, amendment or waiver of this Agreement described in clause (i), (ii), or (iii) of Section 9.05 that affects the Participant and (ii) if the Participant is an Affiliate of such Bank, such participation agreement may provide that such Bank will not (without the consent of the Participant) agree to any modification, amendment or waiver of this Agreement that affects the Participant. The Borrower agrees that each Participant shall, to the extent provided in its participation agreement, be entitled to the benefits of Section 2.16 and Article 8 with respect to its participating interest. An assignment or other transfer which is not permitted by subsection (c) or (d) below shall be given effect for purposes of this Agreement only to the extent of a participating interest granted in accordance with this subsection (b).

      (c) Any Bank may at any time assign to one or more banks or other institutions (each an "Assignee") all, or a proportionate part (equivalent to an initial Commitment of not less than $10,000,000) of all, of its rights and obligations under this Agreement, the Notes and Letters of Credit, and such Assignee shall assume such rights and obligations, pursuant to an Assignment and Assumption Agreement in substantially the form of Exhibit F hereto executed by such Assignee and such transferor Bank, with (and subject to) the subscribed consent of the Agent and the Issuing Banks and, so long as no Default has occurred and is continuing, the Borrower (which consents shall not be unreasonably withheld so long as (i) the Assignee is a commercial bank and (ii) the transferor Bank has given the Agent and the Borrower not less than three Domestic Business Days' prior written notice of such proposed assignment and the identity of the proposed Assignee), provided that if an Assignee is an affiliate of such transferor Bank or was a Bank immediately prior to such assignment, no such consent of the Borrower, the Agent or any Issuing Bank shall be required, provided further that in the event of an assignment by a Bank of a proportionate part of its rights and obligations under this Agreement, the Notes and the Letters of Credit, the part retained by such transferor Bank shall be equivalent to an initial Commitment of not less than $10,000,000, and provided further that such assignment may, but need not, include rights of the transferor Bank in respect of outstanding Money Market Loans. Upon execution and delivery of such instrument and payment by such Assignee to such transferor Bank of an amount equal to the purchase price agreed between such transferor Bank and such Assignee, such Assignee shall be a Bank party to this Agreement and shall have all the rights and obligations of a Bank with a Commitment as set forth in such instrument of assumption, and the transferor Bank shall be released from its obligations hereunder to a corresponding extent, and no further consent or action by any party shall be required. Upon the consummation of any assignment pursuant to this subsection (c), the transferor Bank, the Agent and the Borrower shall make appropriate arrangements so that, if required, a new Note is issued to the Assignee. In connection with any such assignment, the transferor Bank shall pay to the Agent an administrative fee for processing such assignment in the amount of $3,500. If the Assignee is not incorporated under the laws of the United States of America or a state thereof, it shall deliver to the Borrower and the Agent certification as to exemption from deduction or withholding of any United States federal income taxes in accordance with Section 8.04.

      (d) Any Bank may at any time assign all or any portion of its rights under this Agreement and its Note to a Federal Reserve Bank. No such assignment shall release the transferor Bank from its obligations hereunder.

      (e) No Assignee, Participant or other transferee of any Bank's rights shall be entitled to receive any greater payment under Section 8.03 or 8.04 than such Bank would have been entitled to receive with respect to the rights transferred, unless such transfer is made with the Borrower's prior written consent or by reason of the provisions of Section 8.02, 8.03 or 8.04 requiring such Bank to designate a different Applicable Lending Office under certain circumstances or at a time when the circumstances giving rise to such greater payment did not exist.


      Section 9.07. Collateral. Each of the Banks represents to the Agent and each of the other Banks that it in good faith is not relying upon any "margin stock" (as defined in Regulation U) as collateral in the extension or maintenance of the credit provided for in this Agreement.

      Section 9.08. Governing Law; Submission to Jurisdiction. This Agreement and each Note shall be governed by and construed in accordance with the laws of the State of Illinois. The Borrower, the Agent and each of the Banks hereby submit to the nonexclusive jurisdiction of the United States District Court for the Northern District of Illinois and of any Illinois State court sitting in Chicago for purposes of all legal proceedings arising out of or relating to this Agreement or the transactions contemplated hereby. The Borrower, the Agent and each of the Banks irrevocably waive, to the fullest extent permitted by law, any objection which they may now or hereafter have to the laying of the venue of any such proceeding brought in such a court and any claim that any such proceeding brought in such a court has been brought in an inconvenient forum.

      Section 9.09. Counterparts; Integration; Effectiveness. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Agreement constitutes the entire agreement and understanding among the parties hereto and supersedes any and all prior agreements and understandings, oral or written, relating to the subject matter hereof. This Agreement shall become effective upon receipt by the Agent of counterparts hereof signed by each of the parties hereto (or, in the case of any party as to which an executed counterpart shall not have been received, receipt by the Agent in form satisfactory to it of telegraphic, facsimile or other written confirmation from such party of execution of a counterpart hereof by such party).

      Section 9.10 . WAIVER OF JURY TRIAL. EACH OF THE BORROWER, THE AGENT AND THE BANKS HEREBY IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY.

      Section 9.11. Confidentiality. The Agent and each Bank agree to keep any information delivered or made available by the Borrower pursuant to this Agreement confidential from anyone other than persons employed or retained by such Bank and its affiliates, provided that nothing herein shall prevent the Agent or any Bank from disclosing such information (i) to any other Bank or to the Agent, (ii) to such Bank's or Agent's legal counsel and independent auditors, (iii) upon the order of any court or administrative agency, (iv) upon the request or demand of any regulatory agency or authority, (v) which had been publicly disclosed other than as a result of a disclosure by the Agent or any Bank prohibited by this Agreement, (vi) in connection with any litigation to which the Agent, any Bank or its subsidiaries or Parent may be a party, (vii) to the extent necessary in connection with the exercise of any remedy hereunder, (viii) subject to provisions substantially similar to those contained in this Section, to any other Person if reasonably incidental to the administration of the credit facility contemplated hereby and (ix) subject to provisions substantially similar to those contained in this Section, to any actual or proposed Participant or Assignee.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                                    GALILEO INTERNATIONAL, INC.


                                    By:/s/Cheryl M. Ballenger
                                          Name: Cheryl M. Ballenger
                                          Title:      Sr. V.P., Controller
                                    Address:  9700 West Higgins Road, Suit 400
                                                Rosemont, IL 60018
                                    Attn:             Chief Financial Officer
                                    Facsimile:  (847) 518-4599



                                    BANK OF AMERICA, N.A.,
                                       as Administrative Agent and as a Bank



                                    By:/s/Laurie G Haugh
                                          Name: Laurie G. Haugh
                                          Title: Vice President
                                    Address:    231 S. LaSalle Street
                                                Chicago, IL 60697
                                    Attn:             Laurie G. Haugh
                                    Facsimile:  (312) 974-8811


                                 ABN AMRO BANK N.V.,
                                        as Documentation Agent and as a Bank


                                    By:/s/ John L. Church
                                          Name: John L. Church
                                          Title: Group Vice President


                                    By:/s/ Laurie D. Flom
                                          Name: Laurie D. Flom
                                          Title: Group Vice President
                                    Address:    135 South LaSalle
                                                Chicago, IL 60603
                                    Attn:             Credit Administration
                                    Facsimile:  (312) 606-8425


                                    CREDIT LYONNAIS NEW YORK BRANCH
                                    as Syndication Agent and as a Bank


                                    By:/s/ Philippe Soustra
                                          Name: Philippe Soustra
                                          Title: Senior Vice President
                                    Address:    1301 Avenue of the Americas
                                                New York, NY 10019
                                    Attn:             Brian Bolotin
                                    Facsimile:  (212) 261-7368

                                   THE INDUSTRIAL BANK OF JAPAN,
                                     LIMITED, as Co-Agent and as a Bank



                                    By:/s/ Walter R. Wolff
                                          Name: Walter R. Wolff
                                          Title: Joint General Manager
                                    Address:    227 W. Monroe, Ste. 2600
                                                New York, NY 10020
                                    Attn:             Steve Ryan
                                    Facsimile:  (312) 855-8200


                                    THE BANK OF TOKYO-MITSUBISHI,
                                     LTD, CHICAGO BRANCH, as Co-Agent and as
                                    a Bank


                                    By:/s/ Hisashi Miyashiro
                                          Name: Hisashi Miyashiro
                                          Title: Deputy General Manager
                                    Address:    227 W. Monroe Street
                                                Suite 2300
                                                Chicago, IL 60606
                                    Attn:       Diane Tkach
                                    Facsimile:  (312) 696-4535


                                    THE SUMITOMO BANK, LIMITED,
                                        as Co-Agent and as a Bank


                                    By:/s/John H. Kemper
                                          Name: John H. Kemper
                                          Title: Senior Vice President
                                    Address:    233 S. Wacker Dr., Ste. 4010
                                                Chicago, IL 60606
                                    Attn:             Brady Sadek
                                    Facsimile:  (312) 876-6436


                                    THE NORINCHUKIN BANK,
                                    NEW YORK BRANCH,
                                        as Co-Agent and as a Bank



                                    By:/s/Yoshiro Niiro
                                          Name: Yoshiro Niiro
                                          Title: General Manager
                                    Address:    245 Park Avenue
                                                29th Floor
                                                New York, NY 10167
                                    Attn:             Keisuke Ishii
                                    Facsimile:  (212) 697-5754


                                   THE FUJI BANK, LIMITED,
                                        as Co-Agent and as a Bank


                                    By:/s/ Peter L. Chinnici
                                          Name: Peter L. Chinnici
                                          Title: Senior Vice President &
                                          Group Head
                                    Address:    Suite 2000
                                                225 W. Wacker Dr.
                                                Chicago, IL 60606
                                    Attn:             Richard Dunning
                                    Facsimile:  (312) 621-3386


                                    HARRIS TRUST AND SAVINGS BANK


                                    By:/s/ M. James Barry, III
                                          Name: M. James Barry III
                                          Title: Vice President
                                    Address:    111 West Monroe St.
                                                Chicago, IL 60603
                                    Attn:             M. James Barry
                                    Facsimile:  (312) 293-4856



                                    MICHIGAN NATIONAL BANK

                                    By:/s/ Annette Gordon
                                          Name: Annette Gordon
                                          Title: Vice President
                                    Address:    27777 Inkster Rd.
                                                Farmington Hills, MI 48333
                                    Attn:             Annette Gordon
                                    Facsimile:  (248) 473-4345



                                    THE SANWA BANK, LIMITED


                                    By:/s/ Lee E. Prewitt
                                          Name: Lee E. Prewitt
                                          Title: Vice President
                                    Address:    10 S. Wacker Dr.
                                                Chicago, IL 60606
                                    Attn:             Lee Prewitt
                                    Facsimile:  (312) 346-6677


                                    BANK OF CHINA, LOS ANGELES
                                    BRANCH


                                    By:/s/ Luo, XiaoMing
                                          Name: Luo, XiaoMing
                                          Title: Branch Manager
                                    Address:    444 S. Flower St., #3900
                                                Los Angeles, CA 90071
                                    Attn:             Eric A. Moore
                                    Facsimile:  (213) 688-1015


                                    THE MITSUBISHI TRUST AND BANKING
                                    CORPORATION, NEW YORK BRANCH


                                    By:/s/ Scott J. Paige
                                          Name: Scott J. Paige
                                          Title: Senior Vice President
                                    Address:    520 Madison Avenue
                                                New York, NY 10022
                                    Attn:             Susan Lau
                                    Facsimile:  (212) 644-6825



                                    COMERICA BANK

                                    By:/s/ Greg Block
                                          Name: Greg Block
                                          Title: Vice President
                                    Address:    Comerica Tower
                                                500 Woodward Avenue
                                                Detroit, MI 48226
                                    Attn:             Greg Block
                                    Facsimile:  (313) 222-9516



                                    SUNTRUST BANK


                                    By:/s/ Margaret A. Jaketic
                                          Name: Margaret A. Jaketic
                                          Title: Vice President
                                    Address:    303 Peachtree St., N.E.
                                                3rd Floor, MC 1928
                                                Atlanta, GA 30308
                                    Attn:             Margaret A. Jaketic
                                    Facsimile:  (404) 588-8505




                                    THE DAI-ICHI KANGYO BANK, LTD.


                                    By:/s/ Nobuyasu Fukatsu
                                          Name: Nobuyasu Fukatsu
                                          Title: General Manager
                                    Address:    10 S. Wacker Dr.
                                                Chicago, IL 60606
                                    Attn:             Richard Cummings
                                    Facsimile:  (312) 876-2011


                                    THE NORTHERN TRUST COMPANY



                                    By:/s/ Craig L. Smith
                                          Name: Craig L. Smith
                                          Title: Vice President
                                    Address:    50 South LaSalle St.
                                                Chicago, IL 60675
                                    Attn:             Craig Smith
                                    Facsimile:  (312) 444-5055




                                    SOCIETE GENERALE S.A.

                                    By:/s/ Steven R. Fercho
                                          Name: Steven R. Fercho
                                          Title: Director
                                    Address:    181 W. Madison St.
                                                Chicago, IL 60602
                                    Attn:             John Root
                                    Facsimile:  (312) 578-5099



                                         BANK HAPOALIM


                                    By:/s/ Laura Anne Raffa
                                          Name: Laura Anne Raffa
                                          Title: First Vice President &
                                          Corporate Manager


                                    By:/s/ Shaun Breidbart
                                          Name: Shaun Breidbart
                                          Title: Vice President
                                    Address:    1177 Avenue of the Americas
                                                New York, New York 10036
                                    Attn:             Shawn Breidbart
                                    Facsimile:  (212) 782-2187




                             COMMITMENT SCHEDULE
                                                      Amount of
Bank                                                  Commitment
Bank of America, N.A.,                                $45,000,000
    as Administrative Agent and as a Bank
Credit Lyonnais New York Branch,                        45,000,000
    as Syndication Agent and as a Bank
ABN AMRO Bank N.V.,                                     45,000,000
    as Documentation Agent and as a Bank
The Industrial Bank of Japan, Limited,                  31,000,000
    as Co-Agent and as a Bank
The Bank of Tokyo-Mitsubishi,                           31,000,000
Ltd., Chicago Branch,
    as Co-Agent and as a Bank
The Sumitomo Bank, Limited,                             31,000,000
    as Co-Agent and as a Bank
The Fuji Bank, Limited,                                 31,000,000
    as Co-Agent and as a Bank
The Norinchukin Bank, New York Branch,                  31,000,000
    as Co-Agent and as a Bank
Bank of China, Los Angeles Branch                       20,000,000
Comerica Bank                                           20,000,000
The Dai-ichi Kangyo Bank, Ltd.                          20,000,000
Harris Trust & Savings Bank                             20,000,000
Michigan National Bank                                  20,000,000
The Mitsubishi Trust and                                20,000,000
     Banking Corporation, New York Branch
The Northern Trust Company                              20,000,000
The Sanwa Bank, Limited                                 20,000,000
Societe Generale S.A.                                   20,000,000
SunTrust Bank                                           20,000,000
Bank Hapoalim                                           10,000,000

TOTAL                                               $500,000,000

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
Rate
--------------------------------------------------------------------

      For purposes of this Schedule, the following terms have the following meanings:

      "applicable Cash Flow Ratio" means, on any day, the Cash Flow Ratio on the last day of the most recently ended fiscal quarter of the Borrower for which the Borrower has delivered financial statements pursuant to subsection 5.01(a) or 5.01(b), as the case may be, provided that at any time a Default exists under subsection 5.01(a), 5.01(b) or 5.01(c), the Applicable Cash Flow Ratio shall be deemed to be greater than or equal to 1.0 to 1.

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

      "Level IV Pricing" applies at any date if, at such date, (i) the Borrower's long-term debt is rated BBB- or higher by S&P or Baa3 or higher by Moody['s and (ii) none of Level I Pricing, Level II Pricing and Level III Pricing applies.

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




                                     5
                                                      EXHIBIT A - Note



                                     NOTE

                                                             Chicago, Illinois
                                                          ___________ __, 200_



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

      This note is one of the Notes referred to in the Credit Agreement dated as of April 13, 2000 among Galileo International, Inc., the Banks parties thereto, the Letter of Credit Issuing Banks parties thereto, Credit Lyonnais New York Branch, as syndication agent, ABN AMRO Bank N.V., as documentation agent, and Bank of America, N.A., as administrative agent (as the same may be amended from time to time, the "Credit Agreement"). Terms defined in the Credit Agreement are used herein with the same meanings. Reference is made to the Credit Agreement for provisions for the prepayment hereof and the acceleration of the maturity hereof.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                       EXHIBIT B - Money Market Quote Request



                      Form of Money Market Quote Request

                                                [Date]


To:         Bank of America, N.A.(the "Agent")

From:       Galileo International, Inc.

Re: Credit Agreement (as the same may be amended from time to time, the "Credit Agreement") dated as of April 13, 2000 among Galileo International, Inc., the Banks parties thereto, the Letter of Credit Issuing Banks parties thereto and the Agent

      We hereby give notice pursuant to Section 2.03 of the Credit Agreement that we request Money Market Quotes for the following proposed Money Market Borrowing(s):

Date of Borrowing:      __________________

Principal Amount1                 Interest  Period*       *
$


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

                              Galileo International, Inc.



By:
                                    Name:
                                    Title:

                                EXHIBIT C - Invitation for Money Market Quotes



                  Form of Invitation for Money Market Quotes


To:   [Name of Bank]

Re: Invitation for Money Market Quotes to Galileo International, Inc. (the 'Borrower")

      Pursuant to Section 2.03 of the Credit Agreement dated as of April 13, 2000 among Galileo International, Inc., the Banks parties thereto, the Letter of Credit Issuing Banks parties thereto and the undersigned, as Agent, we are pleased on behalf of the Borrower to invite you to submit Money Market Quotes to the Borrower for the following proposed Money Market Borrowing(s):


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


     We understand and agree that the offer(s) set forth above, subject to the satisfaction of the applicable conditions set forth in the Credit Agreement dated as of April 13, 2000 among Galileo International, Inc., the Banks parties thereto, the Letter of Credit Issuing Banks parties thereto and yourselves, as Agent, irrevocably obligates us to make the Money Market Loan(s) for which any offer(s) are accepted, in whole or in part.


                                    Very truly yours,

                                    [NAME OF BANK]




              EXHIBIT E - Opinion of Counsel for the Borrower

                                  OPINION OF
                           COUNSEL FOR THE BORROWER

                                    April __, 2000

To the Banks, the Issuing Banks and the Agent
   Referred to Below
c/o Bank of America, N.A., as Agent
231 South LaSalle Street
Chicago, Illinois 60697

Ladies and Gentlemen:

      I am the Senior Vice President, General Counsel and Secretary of Galileo International, Inc. (the "Borrower") and have acted as counsel for the Borrower in connection with the Credit Agreement (the "Credit Agreement") dated as of April 13, 2000 among the Borrower, the Banks parties thereto, the Letter of Credit Issuing Banks parties thereto and Bank of America, N.A., as Agent. Terms defined in the Credit Agreement are used herein as therein defined. This opinion is being rendered to you at the request of the Borrower pursuant to subsection 3.01(b) of the Credit Agreement.

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

            2. The execution, delivery and performance by the Borrower of the Credit Agreement and the Notes are (a) within the corporate powers of the Borrower, (b) have been duly authorized by all necessary corporate action,
(c) require no action by or in respect of, or filing with, any governmental body, agency or official (except such filings as may be required by the reporting requirements of the Securities Exchange Act of 1934, as amended) and (d) do not contravene, or constitute a default under, any provision of applicable law or regulation or of the certificate of incorporation or by-laws of the Borrower or of any indenture or other agreement or instrument evidencing Debt of the Borrower or of any other material agreement, judgment, injunction, order, decree or other instrument known to me and binding upon the Borrower or any of its Subsidiaries or result in the creation or imposition of any Lien on any asset of the Borrower or any of its Subsidiaries.

            3. The Credit Agreement constitutes a valid and binding agreement of the Borrower and each Note constitutes a valid and binding obligation of the Borrower, in each case enforceable in accordance with its terms except, (i) as the same may be limited by bankruptcy, insolvency, fraudulent transfer or similar laws affecting creditors' rights generally and by general principles of equity, (ii) insofar as provisions contained in the Credit Agreement provide for indemnification, the enforcement thereof may be limited by public policy considerations, (iii) I express no opinion as to
Section 9.04 of the Credit Agreement insofar as it provides that any Bank purchasing a participation from another Bank pursuant thereto may exercise set-off or similar rights with respect to such participation and (iv) I express no opinion as to the effect of the law of any jurisdiction (other than the State of Illinois) wherein any Bank may be located or wherein enforcement of the Credit Agreement or the Notes issued thereunder may be sought which limits the rates of interest legally chargeable or collectible.

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

      This opinion may be relied upon by each of you and any permitted successor or assignee of each of you and any representative of each of you and may not be relied upon by or disclosed to any other person (except to the extent information is permitted to be disclosed pursuant to Section 9.11 of the Credit Agreement) without my prior written consent.

                                    Very truly yours,

                                    Anthony C. Swanagan


               EXHIBIT F - Assignment and Assumption Agreement

                     ASSIGNMENT AND ASSUMPTION AGREEMENT

AGREEMENT dated as of _________, ____ among(the "Assignor"), (the "Assignee"), GALILEO INTERNATIONAL, INC. (the "Borrower") and BANK OF AMERICA, N.A., as Agent (the "Agent").

      WHEREAS, this Assignment and Assumption Agreement (the "agreement") relates to the Credit Agreement dated as of April 13, 2000 among the Borrower, the Assignor and the other Banks parties thereto, as Banks, the Letter of Credit Issuing Banks parties thereto and the Agent (as amended from time to time, the "Credit Agreement");

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

SECTION 3. Payments. As consideration for the assignment and sale contemplated in Section 2 hereof, the Assignee shall pay to the Assignor on the date hereof in Federal funds the amount heretofore agreed between them.*** It is understood that facility fees and/or letter of credit fees accrued to the date hereof are for the account of the Assignor and such fees accruing from and including the date hereof are for the account of the Assignee. Each of the Assignor and the Assignee hereby agrees that if it receives any amount under the Credit Agreement which is for the account of the other party hereto, it shall receive the same for the account of such other party to the extent of such other party's interest therein and shall promptly pay the same to such other party.

SECTION 4. Consent of the Borrower, the Agent and the Issuing Banks. This Agreement is conditioned upon the consent of the Borrower, the Agent and the Issuing Banks pursuant to subsection 9.06(c) of the Credit Agreement. The execution of this Agreement by the Borrower, the Agent and the Issuing Banks is evidence of this consent. Pursuant to subsection 9.06(c), the Borrower agrees to execute and deliver a Note payable to the order of the Assignee to evidence the assignment and assumption provided for herein.

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




                              By:
                                    Name:
                                    Title:




                              By:
                                    Name:
                                    Title:


                             [CONSENTED TO:

                              GALILEO INTERNATIONAL, INC.



                              By:
                                    Name:
                                    Title:


                              CONSENTED TO:

                                    BANK OF AMERICA, N.A.,
                                 as Agent



                              By:
                              Name:
                                    Title:


                              CONSENTED TO:


                                 as Issuing Bank



                              By:
                                    Name:
                                    Title:



--------
1 Amount must be $5,000,000 or a larger multiple of $1,000,000.
** Not less than 14 days, subject to the provisions of the definition of Interest Period.
***Amount should combine principal together with accrued interest and breakage compensation, if any, to be paid by the Assignee, net of any portion of any upfront fee to be paid by the Assignor to the Assignee. It may be preferable in an appropriate case to specify these amounts generically or by formula rather than as a fixed sum.



Exhibit 10.3

                AMENDMENT NO. 6 TO FIVE-YEAR CREDIT AGREEMENT

      AMENDMENT dated as of May 19, 2000 to the Five-Year Credit
Agreement dated as of July 23, 1997 (as heretofore amended, the "Credit Agreement") among GALILEO INTERNATIONAL, INC. (the "Borrower"), the BANKS party thereto (the "Banks") and MORGAN GUARANTY TRUST
COMPANY OF NEW YORK, as Agent (the "Agent").

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

      SECTION 2. Amendments to the Definitions.

(a) The definition of "Change in Ownership or Control" in Section 1.01 is amended as follows:

      (1) Clause (i) of the definition is deleted, and clauses (ii) and (iii) are renumbered (i) and (ii), respectively.

      (2) The words "one or more members of the Existing
      Ownership Group" are replaced with the words "UAL Corporation and its affiliates".

(b) The definition of "Continuing Director" in Section 1.01 is amended by the deletion of clause (ii) and the redesignation of clause (iii) as clause
(ii).

(c) The definition of "Existing Ownership Group" in Section 1.01 is hereby deleted.

(d) The definition of "Restricted Payment" in Section 1.01 is amended by the deletion of the following proviso:

      ; provided that repurchases by the Borrower of shares of its common stock subsequent to October 31, 1998 shall not constitute Restricted Payments to the extent that the aggregate amount expended for such repurchases subsequent to October 31, 1998 does not exceed $750,000,000.

(e) The phrase "Schedule III" in the definition of "Transaction
Documents" is changed to "Schedule II".

      SECTION 3. Amendments to The Credits.

(a) The figure "$10,000,000" in Section 2.04(b)(ii) is changed to "$5,000,000".

(b) The figure "$10,000,000" in Section 2.04(f)(ii) is changed to "$5,000,000".

      SECTION 4. Amendments to Covenants.

(a) Section 5.01 is amended as follows:

      (1) Subsection (i) is redesignated Subsection (k).

      (2) The following subsections are hereby added immediately prior to redesignated subsection (k):

            (i) promptly from time to time if Pricing Schedule B is the Pricing Schedule, notice of any change in the rating of the Borrower's senior, unsecured long-term debt securities (without Credit enhancement) by S&P or Moody's;

            (j) promptly after any officer of the Borrower obtains knowledge thereof, notice of the commencement of, or any material development in, any litigation, arbitration or other proceeding affecting the Borrower or any Subsidiary, including pursuant to any applicable Environmental Laws, which has had or is reasonably likely to have a Material Adverse Effect; and

(b) Section 5.11 is amended to read in its entirety as follows:

      SECTION 5.11. Restricted Payments. Neither the Borrower nor any Subsidiary will make any Restricted Payment, provided that the Borrower may (a) repurchase shares of its common stock so long as the aggregate amount expended for all such repurchases subsequent to October 31, 1998 (excluding repurchases permitted by clause (c) below) does not exceed $750,000,000, (b) repurchase additional shares of its common stock so long as (i) the aggregate amount expended for all such purchases (including repurchases permitted by clause (a) above but excluding repurchases permitted by clause (c) below) subsequent to October 31, 1998 does not exceed $1,000,000,000, (ii) as of the date of any such purchase, the ratio of (x) Consolidated Debt (including any Debt incurred to make such purchase) to (y) Consolidated EBITDA for the most recent period of four consecutive fiscal quarters of the Borrower and its Consolidated Subsidiaries for which the Borrower has delivered financial statements pursuant to Section 5.01 is less than 1.5 to 1.0, and (iii) no Default exists or will result therefrom and (c) make Restricted Payments from time to time with respect to any year in an aggregate amount not to exceed 50% of Consolidated Net Income for such year.

(c) The figure "$50,000,000" in Section 5.13 is changed to "$75,000,000".

      SECTION 5. Amendment Section 9.06. Section 9.06(c) is amended to read in its entirety as follows:

      (c) Any Bank may at any time assign to one or more banks or other institutions (each an "Assignee") all, or a proportionate part (equivalent to an initial Commitment of not less than $10,000,000) of all, of its rights and obligations under this Agreement, the Notes and Letters of Credit, and such Assignee shall assume such rights and obligations, pursuant to an Assignment and Assumption Agreement in substantially the form of Exhibit G hereto executed by such Assignee and such transferor
Bank, with (and subject to) the subscribed consent of the Agent and the Issuing Banks and, so long as no Default has occurred and is continuing, the Borrower (which consents shall not be unreasonably withheld so long as (i) the Assignee is a commercial bank and (ii) the transferor Bank has given the Agent and the Borrower not less than three Domestic Business
Days' prior written notice of such proposed assignment and the identity of the proposed Assignee), provided that if an Assignee is an affiliate of such transferor Bank or was a Bank immediately prior to such assignment, no such consent of the Borrower, the Agent or any Issuing Bank shall be required, provided further that in the event of an assignment by a Bank of a proportionate part of its rights and obligations under this Agreement, the Notes and the Letters of Credit, the part retained by such transferor Bank shall be equivalent to an initial Commitment of not less than $10,000,000, and provided further that such assignment may, but need not, include rights of the transferor Bank in respect of outstanding Money Market
Loans. Upon execution and delivery of such instrument and payment by such Assignee to such transferor Bank of an amount equal to the purchase price agreed between such transferor Bank and such Assignee, such Assignee shall be a Bank party to this Agreement and shall have all the rights and obligations of a Bank with a Commitment as set forth in such instrument of assumption, and the transferor Bank shall be released from its obligations hereunder to a corresponding extent, and no further consent or action by any party shall be required. Upon the consummation of any assignment pursuant to this subsection (c), the transferor Bank, the Agent and the Borrower shall make appropriate arrangements so that, if required, a new Note is issued to the Assignee. In connection with any such assignment, the transferor Bank shall pay to the Agent an administrative fee for processing such assignment in the amount of $3,500. If the Assignee is not incorporated under the laws of the United States of America or a state thereof, it shall deliver to the Borrower and the Agent certification as to exemption from deduction or withholding of any United States federal income taxes in accordance with Section 8.04.

      SECTION 6. Amendments to Schedules. Schedule II is hereby deleted and
Schedule III is renumbered Schedule II.

      SECTION 7. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of New York.

      SECTION 8. Counterparts. This Amendment may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument.

      SECTION 9. Effectiveness. This Amendment shall become effective on the date when the Agent shall have received from each of the Borrower and the Required Banks a counterpart hereof signed by such party or facsimile or other written confirmation (in form satisfactory to the Agent) that such party has signed a counterpart hereof.

      IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the date first above written.

GALILEO INTERNATIONAL, INC.
By: /s/ Cheryl M. Ballenger
Title: Senior Vice President, Controller
and Acting Chief Financial Officer


MORGAN GUARANTY TRUST
COMPANY OF NEW YORK
By: /s/ Robert Bottamedi
Title: Vice President

BANK OF AMERICA, N. A.
By: /s/ Laura G. Haugh
Title: Vice President

BANK OF MONTREAL
By: /s/ Bruce A. Pietka
Title: Vice President



HSBC BANK PLC
By:
Title:

THE BANK OF TOKYO-MITSUBISHI,
LTD., CHICAGO BRANCH
By: /s/ Hisashi Miyashiro
Title: Deputy General Manager

THE SUMITOMO BANK, LIMITED
By: /s/ John H. Kemper
Title: Senior Vice President

ABN AMRO BANK N.V.
By: /s/ John L. Church
Title: Group Vice President

By: /s/ Angela Reitz
Title: Vice President


BANK AUSTRIA
By:
Title:

By:
Title:

CREDIT LYONNAIS
NEW YORK BRANCH
By: /s/ Pascal Poupelle
Title: President and Chief Operating
Officer

ROYAL BANK OF CANADA
By:
Title:

SOCIETE GENERALE
CHICAGO BRANCH
By: /s/ Jose A. Moreno
Title: Director

UBS AG,
STAMFORD BRANCH
By:
Title:

By:
Title:

THE NORTHERN TRUST COMPANY
By: /s/ Craig Smith
Title: Vice President

THE SANWA BANK, LIMITED,
CHICAGO BRANCH
By:
Title:

WESTDEUTSCHE LANDESBANK
GIROZENTRALE
By:
Title:

By:
Title:

GENERAL ELECTRIC CAPITAL
CORPORATION
By:
Title:




Exhibit 10.4

                            MANAGEMENT INCENTIVE PLAN

                                2000 PLAN SUMMARY



The Plan's Objectives

  - To attract, retain, and motivate a top quality management team.
  - Focus managements attention and energy on the financial goals of Galileo International, Inc.
  - Create a strong and direct link between cash compensation and both individual and corporate annual performance.


Plan Overview

Plan Period
      The plan period is 1 January, 2000 through 31 December, 2000.

Eligibility
     Employees of participating Galileo companies are eligible to participate in the Management Incentive Plan ("Plan") based upon duties and responsibilities of their positions and ability to impact the overall results of Galileo International, Inc. Individuals with a grade of M3 and above or T9 are eligible.

     See the Company Eligibility Table (see Addendum A on page 8) for a list of participating Galileo companies in the Plan.

     Employees may not participate in more than one Company sponsored incentive plan concurrently. Company-sponsored incentive plans are plans such as this Management Incentive Plan, Global Profit Sharing and U.S. Sales Compensation - Subscriber Sales & Support.

|X| The payment terms for each plan will apply respective to the period of time the employee was a participant of that plan.

     Any individual who commences participation after January 1 of the year is eligible to receive a prorated award, provided all other requirements are satisfied. Individuals must be participants in the Management Incentive Plan prior to September 1st to be eligible for any award for the year.

     The Company and/or Compensation Committee of the Board of the Company reserves the right to remove individual participants from the Plan indefinitely or during any given year for a reason such as absence from active employment, individual performance issues or other reasons affecting their ability to contribute to corporate results.

|X| In particular, participants on a leave of absence for 8 consecutive months or more during a plan period will not be eligible for an award for that year.

|X| For  leaves  of  a  shorter  duration,   see  the  section  on  "Calculating
    Individual Awards".

|X| Notwithstanding   the   foregoing,   employees   must  be   employed   by  a
    participating company on the date an award is paid for a plan period to be eligible to receive an award under the Plan for such period.


Incentive Opportunities

Corporate Target and Award Levels
     The Chief Executive Officer and the Compensation Committee of the Board of the Company determine the corporate performance measure and targets under the Plan.

     Bonus payments are based on achievement of individual and corporate objectives for the plan period as shown in Table 1. Corporate results determine the percentage of target award potentially payable to each participant as illustrated in Table 2.

     The maximum payout for both the corporate and individual ratings is 150% of the target incentive potential.

Individual Target and Award Potential
     The target incentive potential is based on eligible salary grades. The salary grade together with local competitive and Company practice determine the targets.

     Awards are calculated using the rate of monthly base pay on December 31st of the year for which the award is made. If prorated, the base pay on the last day of work in the previous position is used.

|X| Base pay for the year is the employee's monthly base salary multiplied by the number of pay months in the year and fractions of a month the employee is eligible for participation in the plan.

     The Chief Executive Officer, through his senior executives, is responsible for developing appropriate individual goals for participants.

|X| These goals should be established early in the first quarter of the year and documented. Each objective, typically five or six, should be weighted to represent its relative importance to the other objectives. The total of assigned weights must equal 100.

|X| During the year, and as needed, these goals may be reviewed and modified to continue to support business needs

|X| Significant   changes  in  the  goals   initially   established   should  be
    discussed. To ensure thorough and accurate communication, these changes should be documented.

     Table 1 is used to determine the award payable to each participant in the year.

|X| A portion of this award is based on corporate results and the remainder is based on the achievement of individual performance goals.

|X| The portion of the award attributable to either corporate or individual results is intended to reflect the relative ability of individuals at each level to directly affect each set of results.

                                        Table 1
      --------------------------------------------------------------------------
                                Salary     Portion of Award Attributable to
                                        ----------------------------------------
                                        ----------------------------------------
      Title Level               Grade   Corporate Results   Individual Results
      --------------------------------------------------------------------------
                                        ----------------------------------------
      Chief Executive Officer     M9           100%                 0%
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
      Executive Vice President    M7           100%                 0%
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
      Senior Vice President       M6           100%                 0%
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
      Vice President              M5           75%                 25%
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
      Senior Director             M5           50%                 50%
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
      Director                    M4           50%                 50%
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
      Senior Manager              M3           25%                 75%
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
      Principal Engineer          T9           25%                 75%
      --------------------------------------------------------------------------


Performance Measures and Standards

     Corporate financial performance measures apply in the same way for all participants. Individual performance measures will vary by individual.

     2000 corporate financial performance for the 2000 Management Incentive Plan is measured on Earnings Per Share (EPS). Threshold, target and maximum award levels are shown in Table 2.

                                     Table 2
      --------------------------------------------------------------------------
          Performance vs 2000 MIP Target           Potential Target Award
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
                       94%                                  50%
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
                       100%                                 100%
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
                       106%                                 150%
      --------------------------------------------------------------------------

     Performance between levels can be interpolated or estimated as appropriate.

     The Company reserves the right to exclude unusual profit or expense events from the calculation of EPS for this Plan. These events are unusual items not related to operating performance.

Award Determination

     Incentive awards are determined as soon as practicable after the close of the fiscal year and paid as soon as possible following Compensation Committee and/or Board approval, as described below.

Approval Process
     Bonuses,  based on either corporate or individual results,  are not paid if
the  Company  does  not  meet  the  threshold   level  of  corporate   financial
performance.

     Individuals, whose overall personal performance is assessed at 50% of target or less, will not be eligible for any payment, including the portion attributable to corporate results.

Company Performance

     The Board has the authority to approve the Company's financial performance based on the audited results determined by the Company's auditor.

Individual Performance

     The Board has the authority to approve the total award payout amount for individual performance.

     The Board requires detailed review and approval of award payments for the Corporate Officers and others with base pay of US$150,000 or its local equivalent, or more.

Calculating Individual Awards
     As soon as practicable after the Plan period, the manager and participant review the level of achievement of each of the objectives. The manager assigns a rating to each objective. Based on the weighting and rating, an overall rating is assigned.

     The results are summarized and approved by the Executive or Senior Vice President, who is responsible for producing and signing a finalized version documenting the individual and overall results and sending it to Human Resources.

      Human Resources calculates the award amounts and implements payment.

     The following example illustrates the calculation of an award paid to a participant with a prior year's December 31st base pay of $100,000 and a target bonus of 35%. Additional assumptions are: that the individual was in the Plan for the entire calendar year for which the award is made and was employed at the time of payment; that the Company's performance is slightly above target and is paid out at 103.85 and that the individual received a rating of 90% against individual objectives.

                                     Table 3
-----------------------------------------------------------------------
                                                  Portion of Award
                                                   Attributable to
                                               ---------------------------------
                                               ---------------------------------
          Bonus Payment Calculation             Corporate  Individual     Award
                                                 Results     Results     Payment
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                   Actuals                         50%         50%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      Prior Year's Base 12/31 - $100,000         50,000      50,000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
              Target Level - 35%                   35%         35%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   Target Performance Level - 100% for both    $17,500     $17,500    $35,000.00
       Corporate and Individual Results
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 Performance Levels - Award Payment at 103.85    103.85%       90%
    Company and 90% of Individual Results
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                             $18,173.75  $15,750.00   $33,923.75
--------------------------------------------------------------------------------

     Participants included for part of the year receive prorated payments, as explained in the Plan.

     Participants promoted during the year receive prorated payments based on the time spent at each of the one or more target levels for which they were eligible. The individual's base pay for each bonus target is used to calculate the award potential.

     Participants on leave who are absent from active employment for less than 8 consecutive months during the plan period remain eligible for a payment for the period. The eligible base pay for the period may be prorated based on the amount of time absent from active employment.

|X| Employees on a leave of less than 3 consecutive months are eligible for an award payment based on full year participation, and no proration of base pay will be made.

|X| Employees  on a leave of 3  consecutive  months but less than 8  consecutive months  will be  eligible  for an  award  based  on  their  eligible  pay as prorated to reflect that absence. However, the manager has some discretion to amend the individual's performance rating in appropriate circumstances as outlined below.

    -- If a leave is taken after objectives are set:

       If the participant's objectives were adjusted to reflect the contribution that s/he was expected to make during the remaining number months of the Plan year, the manager should rate him/her against these objectives.

       If the participant's objectives were not adjusted as a result of the leave, leading to the participant receiving a significantly lower rating than would otherwise be expected, the manager may recommend an adjustment to the individual rating to ensure an equitable result is given reflective of the participant's performance and contribution.

    -- If the participant's objectives are established after the employee returned from leave:

       The objectives should reflect what is expected to be achieved in the remaining Plan period.

|X| In all cases, of absence exceeding 3 consecutive months, the individual and corporate awards will be determined using the participant's prorated base pay.

Award Payment

     Participants who leave direct employment with a participating company for any reason at any time prior to payment being made for a plan period will forfeit any award that may have been available for such period under this Plan.

Plan Provisions

     The Company reserves the right to amend or terminate the Management Incentive Plan at any time. In addition, at the sole discretion of the Company, the Company may amend or adjust the incentive award amounts under this Plan in recognition of unusual or nonrecurring events affecting the Company, changes in law or accounting principles or for any other reason. The decisions of the Company with respect to the award amounts under this Plan are final and binding on all parties.

     Neither participation in the Plan nor the level of participation are guaranteed from year to year under the Plan or any similar Plan.

      Award payments are subject to statutory deductions including taxes.

                                    Addendum A
                              Company Eligibility Table

           ---------------------------------------------------------------------
           Company Business Name                               Eligibility Date
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Apollo Galileo USA Partnership                      1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Apollo Travel Services Mexico S.A. de C.V.          1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Asia Limited                                1 January, 2000
           (Hong Kong, Philippines and Singapore employees)
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Belgium S.A.                                1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Canada ULC                                  1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Deutschland GmbH                            1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo do Brasil & Cia                             1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Espana, S.A.                                1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo France SARL                                 1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo International, Inc.                         1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo International, L.L.C.                       1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Latin America, L.L.C. (Venezuela)           1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Netherland B.V.                             1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Nordiska AB                                 1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Portugal Limited                            1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Switzerland AG                              1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           The Galileo Company                                 1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo United Kingdom (Travel Automation Services) To Be Determined
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Quantitude, Inc.                                    To Be Determined
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           S.D. Shepherd Systems, Inc.                         Ineligible
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Terren Corporation                                  Ineligible
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           THOR, Inc.                                          Ineligible
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           TRIP.com, Inc                                       Ineligible
           ---------------------------------------------------------------------