Form 10-Q
period 2000-09-30
GALILEO INTERNATIONAL INC
filed 2000-11-13
CIK 1039300

UNITED STATES
                   SECURITIES EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 2000

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

X Yes    No

At November 8, 2000, there were 88,741,471 shares of Common Stock, par value $.01 per share, of the registrant outstanding.

                      GALILEO INTERNATIONAL, INC.
                    QUARTER ENDED SEPTMEBER 30, 2000
                                 INDEX
                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

      Item 1.    Financial Statements of Galileo International, Inc.

                 Condensed Consolidated Balance Sheets as of September
                 30, 2000 (unaudited) and December 31, 1999               3

                 Condensed Consolidated Statements of Income for the quarter and nine months ended September 30, 2000 and
                 1999 (unaudited)                                         4

                 Condensed Consolidated Statements of Cash Flows for
                 the nine months ended September 30, 2000 and 1999
                 (unaudited)                                              5

                 Condensed Consolidated Statement of Stockholders'
                 Equity for the nine months ended September 30, 2000
                 (unaudited)                                              6

                 Notes to Condensed Consolidated Financial Statements     7

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           12

      Item 3.    Quantitative and Qualitative Disclosures About Market
                 Risk                                                    21


PART II - OTHER INFORMATION

      Item 5.    Other Information                                       22

      Item 6.    Exhibits and Reports on Form 8-K                        23


SIGNATURES                                                               24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                               GALILEO INTERNATIONAL, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share data)

                                                               September 30,   December 31,
                                                                    2000           1999
                                                                 ---------      ----------
                                                                 (Unaudited)
                            ASSETS
                            ------
Current assets:
   Cash and cash equivalents                                     $ 12,412         $ 1,794
   Accounts receivable, net                                       237,469         178,123
   Other current assets                                            45,010          50,533
                                                                 ---------      ----------
Total current assets                                              294,891         230,450
Property and equipment, at cost:
   Land                                                             6,470           6,470
   Buildings and improvements                                      75,842          72,219
   Equipment                                                      382,899         354,686
                                                                 ---------      ----------
                                                                  465,211         433,375
   Less accumulated depreciation                                  285,772         242,498
                                                                 ---------      ----------
Net property and equipment                                        179,439         190,877
Computer software, net                                            150,744         160,794
Intangible assets, net                                            745,743         572,136
Other noncurrent assets                                           112,814         100,936
                                                                ----------      ----------
                                                               $1,483,631      $1,255,193
                                                                ==========      ==========


           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
   Accounts payable                                              $ 55,725        $ 48,034
   Accrued commissions                                             43,510          33,722
   Income taxes payable                                            27,772           2,785
   Other accrued liabilities                                      117,757         113,712
   Long-term debt, current portion                                225,654         121,000
                                                                 ---------      ----------
Total current liabilities                                         470,418         319,253

Pension and postretirement benefits                                77,084          68,466
Deferred tax liabilities                                           12,258          14,656
Other noncurrent liabilities                                       25,817          24,833
Long-term debt, less current portion                              434,392         434,392
                                                                 ---------      ----------
Total liabilities                                               1,019,969         861,600
Stockholders' equity:
   Special voting preferred stock:  $.01 par value;
     7 shares authorized; 3 shares issued and outstanding               -               -
   Preferred stock:  $.01 par value;  25,000,000 shares
     authorized; no shares issued                                       -               -
   Common stock:  $.01 par value;  250,000,000 shares
     authorized; 105,198,852 and 105,038,035 shares issued;
     89,082,649 and 89,999,435 shares outstanding                   1,052           1,050
   Additional paid-in capital                                     682,949         671,615
   Retained earnings                                              345,015         368,843
   Unamortized restricted stock grants                             (2,162)         (2,761)
   Accumulated other comprehensive income                          (8,130)         (2,866)
   Common stock held in treasury, at cost: 16,116,203
     and 15,038,600 shares                                       (555,062)       (642,288)
                                                                 ---------      ----------
Total stockholders' equity                                        463,662         393,593
                                                                ----------      ----------
                                                               $1,483,631      $1,255,193
                                                               ===========      ==========

     See accompanying notes to condensed consolidated financial statements.

                                      GALILEO INTERNATIONAL, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited, in thousands, except share data)


                                                               Quarter                 Nine Months
                                                         Ended September 30,       Ended September 30,
                                                       ------------------------  ------------------------
                                                          2000         1999         2000        1999
                                                          ----         ----         ----        ----

Revenues:
   Electronic global distribution services              $ 384,932    $ 366,480  $ 1,211,416  $ 1,131,922
   Information services                                    21,003       18,212       60,601       55,583
                                                       -----------  -----------  ----------- ------------
                                                          405,935      384,692    1,272,017    1,187,505
Operating expenses:
   Cost of operations                                     150,337      133,323      439,117      397,768
   Commissions, selling and administrative                171,549      154,797      528,296      468,334
   Special charge - U.K. integration                        1,736            -        1,736            -
   Special charge - services agreement                          -            -       19,725            -
   Special charge - in-process research
        and development write-off                               -            -        7,000            -
                                                       -----------  -----------  ----------- ------------
                                                          323,622      288,120      995,874      866,102
                                                       -----------  -----------  ----------- ------------
Operating income                                           82,313       96,572      276,143      321,403

Other income (expense):
   Interest expense, net                                  (11,985)      (6,543)     (33,553)      (7,983)
   Other, net                                                (274)         233       (5,142)      10,212
                                                       -----------  -----------  ----------- ------------
Income before income taxes                                 70,054       90,262      237,448      323,632

Income taxes                                               32,155       36,014      108,989      129,129
                                                       -----------  -----------  ----------- ------------
Net income                                               $ 37,899     $ 54,248    $ 128,459    $ 194,503
                                                       ===========  ===========  =========== ============
Weighted average shares outstanding                    89,477,763   93,341,447   90,433,621  100,795,596
                                                       ===========  ===========  =========== ============
Basic earnings per share                                   $ 0.42       $ 0.58       $ 1.42       $ 1.93
                                                       ===========  ===========  =========== ============
Diluted weighted average shares outstanding            89,864,316   94,030,532   90,834,642  101,596,075
                                                       ===========  ===========  =========== ============
Diluted earnings per share                                 $ 0.42       $ 0.58       $ 1.41       $ 1.91
                                                       ===========  ===========  =========== ============


                  See accompanying notes to condensed consolidated financial statements.

                                                    4

                                 GALILEO INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited, in thousands)


                                                                  Nine Months
                                                               Ended September 30,
                                                           ---------------------------
                                                              2000             1999
                                                              ----             ----

Operating activities:
   Net income                                               $ 128,459       $ 194,503
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                           157,889         123,391
      Write-off of in-process research and development          7,000               -
      Gain on sale of assets                                     (341)         (9,574)
      Deferred income taxes, net                              (16,325)         (5,451)
      Changes in operating assets and liabilities,
          net of effects from acquisition of businesses:
        Accounts receivable, net                              (49,379)        (43,794)
        Other current assets                                    9,650           4,433
        Noncurrent assets                                      (1,772)         (5,702)
        Accounts payable and accrued commissions               12,854           8,355
        Accrued liabilities                                    (2,768)        (19,881)
        Income taxes payable                                   25,036          15,781
        Noncurrent liabilities                                 12,402          12,267
      Other                                                     1,837             598
                                                           -----------     -----------

Net cash provided by operating activities                     284,542         274,926

Investing activities:
   Purchase of property and equipment                         (29,718)        (44,114)
   Purchase and capitalization of computer software           (28,187)        (13,863)
   Proceeds on sale of assets                                     621          10,074
   Acquisition of businesses, net of $15,551 cash acquired   (128,785)              -
   Other investing activities                                 (27,421)        (28,458)
                                                           -----------     -----------

Net cash used in investing activities                        (213,490)        (76,361)

Financing activities:
   Borrowings under credit agreements                         184,000         527,000
   Repayments under credit agreements                         (80,000)        (75,000)
   Repurchase of common stock for treasury                   (139,616)       (595,760)
   Dividends paid to stockholders                             (24,370)        (25,791)
   Proceeds from exercise of employee stock options, net          457           3,026
   Payments of capital lease obligations                          (96)        (27,690)
   Other financing activities                                    (477)           (128)
                                                           -----------     -----------

Net cash used in financing activities                         (60,102)       (194,343)
Effect of exchange rate changes on cash                          (332)         (1,184)
                                                           -----------     -----------

Increase in cash and cash equivalents                          10,618           3,038
Cash and cash equivalents at beginning of period                1,794           9,828
                                                           -----------     -----------

Cash and cash equivalents at end of period                   $ 12,412        $ 12,866
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



                                          GALILEO INTERNATIONAL, INC.
                           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited, in thousands, except share data)


                                                         Special
                                                         Voting                         Additional
                                                        Preferred         Common         Paid - in    Retained
                                                          Stock            Stock          Capital     Earnings
                                                      -------------   ---------------   ----------   ----------


Balance at December 31, 1999                             $       -         $   1,050    $ 671,615    $ 368,843
Comprehensive income:
   Net income                                                    -                 -            -      128,459
   Other comprehensive income (loss), net of tax:
    Unrealized holding losses on securities                      -                 -            -            -
    Foreign currency translation adjustments                     -                 -            -            -
   Other comprehensive income (loss)
Comprehensive income
Amortization of restricted stock grants                          -                 -            -            -
Issuance of 160,817 shares of common stock under
   employee stock option plans                                   -                 2          455            -
Issuance of stock options upon acquisition of
   Trip.com                                                      -                 -       10,879            -
Issuance of 5,499,630 shares of common stock from
   treasury to acquire Trip.com                                  -                 -            -     (127,917)
Repurchase of 6,577,233 shares of common stock
   for treasury                                                  -                 -            -            -
Dividends paid ($0.27 per share)                                 -                 -            -      (24,370)
                                                      -------------   ---------------   ----------   ----------

Balance at September 30, 2000                               $    -         $   1,052    $ 682,949    $ 345,015
                                                      =============   ===============   ==========   ==========



                                          GALILEO INTERNATIONAL, INC.
                           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited, in thousands, except share data)

                                                                        Accumulated
                                                       Unamortized         Other
                                                       Restricted      Comprehensive     Treasury
                                                      Stock Grants        Income          Stock        Total
                                                      -------------   ---------------   ----------   ----------


Balance at December 31, 1999                              $ (2,761)         $ (2,866)   $(642,288)   $ 393,593
Comprehensive income:
   Net income                                                    -                 -            -      128,459
   Other comprehensive income (loss), net of tax:
    Unrealized holding losses on securities                      -              (741)           -         (741)
    Foreign currency translation adjustments                     -            (4,523)           -       (4,523)
                                                                                                     ----------
   Other comprehensive income (loss)                                                                    (5,264)
                                                                                                     ----------
Comprehensive income                                                                                   123,195
Amortization of restricted stock grants                        599                 -            -          599
Issuance of 160,817 shares of common stock under
   employee stock option plans                                   -                 -            -          457
Issuance of stock options upon acquisition of
   Trip.com                                                      -                 -            -       10,879
Issuance of 5,499,630 shares of common stock from
   treasury to acquire Trip.com                                  -                 -      226,842       98,925
Repurchase of 6,577,233 shares of common stock
   for treasury                                                  -                 -     (139,616)    (139,616)
Dividends paid ($0.27 per share)                                 -                 -            -      (24,370)
                                                      -------------   ---------------   ----------   ----------

Balance at September 30, 2000                           $   (2,162)        $  (8,130)   $(555,062)   $ 463,662
                                                      =============   ===============  ===========   ==========



                       See accompanying notes to condensed consolidated financial statements.


                       GALILEO INTERNATIONAL, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements of Galileo International, Inc. (herein referred to as the "Company", "we", "us", and "our") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Certain reclassifications have been made to the condensed consolidated financial statements for the prior year to conform with the current presentation.

     The results of operations for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

     These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2000.


NOTE 2 - BUSINESS ACQUISITIONS AND INVESTMENTS

     In 1999, the Company acquired a minority equity interest in TRIP.com, Inc. ("TRIP.com"), an online travel services and technology provider. On March 10, 2000, the Company purchased the remaining 81% ownership interest in TRIP.com for $214.4 million in a combined cash and stock transaction. The Company paid $104.6 million in cash and issued 5,499,630 shares of Common Stock, previously held in treasury, valued at $98.9 million. In addition, the Company converted all outstanding stock options of TRIP.com into the Company's stock options at an estimated fair value of $10.9 million.

     The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company and TRIP.com as if the acquisition had occurred on January 1, 1999 (dollars in millions, except per share amounts):

                                          Nine Months
                                       Ended September 30,
                                       -------------------
                                         2000        1999
                                        ------      ------
            Revenues                  $ 1,274.6    $1,195.5
            Net income                    122.2       141.7
            Basic earnings per share       1.33        1.33
            Diluted earnings per share     1.32        1.32


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

     In connection with all of the above acquisitions, the Company incurred expenses of $8.3 million, which have been accounted for as part of the purchase prices. The Company accounted for these acquisitions using the purchase method of accounting. Accordingly, the costs of these acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values. Goodwill and other intangible assets related to the cost of these acquisitions are being amortized over 3 to 20 years. The resulting amortization is included in cost of operations expenses. The results of operations and cash flows of TRIP.com, Terren and Galileo UK have been consolidated with those of the Company from the date of each acquisition.

NOTE 3 - EARNINGS PER SHARE

     Basic earnings per share for the quarter and nine months ended September 30, 2000 and 1999 is calculated based on the weighted average shares outstanding for the period. Diluted earnings per share is calculated as if the Company had additional Common Stock outstanding from the beginning of the year or the date of grant for all dilutive stock options, net of assumed repurchased shares using the treasury stock method. This resulted in an increase in the weighted average number of shares outstanding for the quarter and nine months ended September 30, 2000 of 386,553 and 401,021, respectively. The increase in the weighted average number of shares outstanding for the quarter and nine months ended September 30, 1999 was 689,085 and 800,479, respectively.


NOTE 4 - SPECIAL CHARGES

     The Company recorded a special charge of $1.7 million ($0.9 million after tax) during the quarter ended September 30, 2000 related to the integration of Galileo UK. This special charge was comprised of $1.4 million in severance costs related to the termination of 29 employees, and $0.3 million in facilities expenses. As of September 30, 2000, $0.3 million of severance related costs have been paid and charged against the liability and four employees have been terminated.

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

     The Company recorded special charges of $26.4 million ($15.9 million after tax) during the quarter ended December 31, 1998 related to a strategic realignment of the Company's operations in the United Kingdom and, to a lesser degree, other realignments within the Company. These special charges were comprised primarily of $15.0 million in severance costs related to the termination of 399 employees, primarily in the development and marketing groups, and $11.4 million of other costs, principally related to the closing of the remaining Swindon, U.K. facilities. As of September 30, 2000, $16.2 million of severance related costs have been paid and charged against the liability and 373 employees have been terminated. The Company considers the realignment activities to be substantially complete as of September 30, 2000. Also related to the closing of Swindon, U.K. facilities, in 1993, the Company, formerly Covia Partnership, combined with The Galileo Company Ltd. and consolidated its two data center facilities resulting in the closing of the Swindon, U.K. data center. In connection therewith, the estimated cost of the consolidation was charged to expense. During 1999, the Company was successful in assigning a Swindon, U.K. facility lease at market rates, resulting in recognition of an $11.3 million ($6.8 million after tax) one-time recovery of previously reserved facilities expenses. At September 30, 2000 and December 31, 1999, the estimated remaining liabilities for all of the above mentioned restructuring activities were $8.3 million and $10.2 million, respectively, and are included in the accompanying condensed consolidated balance sheets.


NOTE 5 - DEBT

     In March 2000, the Company entered into a new $200.0 million 16-month credit agreement, which was partially utilized on March 10, 2000 to fund the acquisition of the remaining ownership interest in TRIP.com. In April 2000, the Company entered into a new $500.0 million credit agreement that expires in July 2001. This new agreement replaces the $200.0 million 16-month credit agreement entered into in March 2000 and the existing $200.0 million 364-day credit agreement that was due to expire in July 2000. Facility fees range from 10.0 to
22.5 basis points. As of September 30, 2000, the effective interest rate for amounts outstanding under the $500.0 million credit agreement was 7.2%.


NOTE 6 - COMMITMENTS & CONTINGENCIES

     During 1998, as part of the purchase price of S. D. Shepherd Systems, Inc. ("Shepherd Systems"), the Company recorded a $5.0 million contingent liability for additional payments, due ratably over five years, based on a calculation of the relevant calendar year's annual cash flow of Shepherd Systems. At December 31, 1999 the liability related to these payments was included in other noncurrent liabilities. During the quarter ended June 30, 2000, based upon an analysis of Shepherd Systems' historical and projected cash flow results, the Company determined that no payments will be required. Accordingly, the contingent liability was written-off against the acquisition-related goodwill of Shepherd Systems.

NOTE 7 - STOCKHOLDERS' EQUITY

     For the nine months ended September 30, 2000, the Company accounted for a $1.2 million unrealized holding loss on available-for-sale marketable equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The after tax effect of $0.7 million is included as a separate component of Stockholders' Equity.

     On April 21, 2000, the Board of Directors authorized a new $250.0 million share repurchase program. The Company began purchasing shares under the new program in June 2000, after completion of its $750.0 million program. Repurchased shares are held in treasury to provide available shares for possible resale in future public or private offerings, and for other general corporate purposes. The purchases are funded through the Company's available working capital and borrowing facilities. The amount, timing and price of any repurchases of the Company's Common Stock depend on market conditions and other factors. For the quarter ended September 30, 2000, the Company repurchased 1,061,733 of its shares in the open market at a total cost of $20.0 million. As of September 30, 2000, the Company held a total of 16,116,203 shares in treasury.

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

     Comprehensive income for the nine months ended September 30, 1999 was $198.2 million, comprised of net income of $194.5 million, unrealized holding gains on securities of $4.5 million, and foreign currency translation adjustments of $(0.8) million.


NOTE 8 - INTEREST IN EQUANT

     At September 30, 2000, the Company owned 1,106,564 non-marketable depository certificates representing beneficial ownership of common stock of Equant N.V. ("Equant"), a telecommunications company affiliated with Societe Internationale de Telecommunications Aeronautiques (SITA). If these certificates were converted into registered common stock of Equant, the market value at September 30, 2000 would have been $40.6 million. The Company's carrying value of these depository certificates was nominal at September 30, 2000 and December 31, 1999. Any future disposal of such depository certificates may result in significant gains to the Company. (1)



-------
(1) See Statement Regarding Forward-Looking Statements on page 20.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION


                                                        Nine Months
(In millions)                                       Ended September 30,
                                                   ---------------------
Cash paid for:                                        2000       1999
                                                      ----       ----
    Interest                                         $ 33.8     $ 4.1
    Income taxes                                      100.5     121.1
Non-cash investing and financing activities:
    Acquisition of equipment through capital lease      4.5         -



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

     We are one of the world's leading providers of electronic global distribution services for the travel industry. We provide travel agencies at approximately 41,200 locations, as well as consumers, corporations and other subscribers, with the ability to view schedules, availability and fare information, book reservations and issue tickets for more than 500 airlines. We also provide our subscriber customers with information and booking capabilities for major hotel chains, car rental companies, cruise lines and numerous tour operators throughout the world.

     We generate revenue from the provision of electronic global distribution services and information services. During the nine months ended September 30, 2000, we generated 95.2% of our revenue from electronic global distribution services and 4.8% of our revenue from information services. The following table summarizes electronic global distribution services revenues by geographic location as a percentage of the total, and summarizes total booking volumes for each of the periods indicated. The location of the subscriber making the booking determines the geographic region credited with the related revenues and bookings:

                                            Quarter              Nine Months
                                      Ended September 30,    Ended September 30,
                                      --------------------   -------------------
                                       2000       1999        2000       1999
                                       ----       ----        ----       ----
Percentage of Revenue
---------------------
U.S. Market                             38.6 %     40.8 %      38.9 %     41.5 %
All Other Markets                       61.4       59.2        61.1       58.5
                                      --------------------   -------------------
                                       100.0 %    100.0 %     100.0 %    100.0 %
                                      ====================   ===================


Worldwide Bookings
------------------
(in millions)
U.S. Market:
     Air                                28.2       31.7        91.4      100.3
     Car/Hotel/Leisure                   5.7        5.9        17.5       17.6
                                      ------------------     ------------------
Total Bookings                          33.9       37.6       108.9      117.9

All Other Markets:
     Air                                49.2       48.5       156.9      154.2
     Passive Booking Adjustment (1)        -          -         1.9          -
                                      ------------------     ------------------
     Adjusted Air                       49.2       48.5       158.8      154.2

     Car/Hotel/Leisure                   1.6        1.5         4.8        4.6
                                      ------------------     ------------------
Total Bookings                          50.8       50.0       163.6      158.8

Total Worldwide Bookings                84.7       87.6       272.5      276.7
                                      ==================     ==================


(1) Adjusts for the impact of a July 1999 pricing structure change that reduced reported passive booking volumes in Japan. In markets outside of Japan, the net impact to reported passive bookings due to the pricing structure change was slightly positive. Effective with the quarter ended September 30, 2000, this adjustment is no longer required as year over year bookings are presented on a comparable basis.



THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

     REVENUES. Revenues increased $21.2 million, or 5.5%, to $405.9 million for the quarter ended September 30, 2000 from $384.7 million for the quarter ended September 30, 1999. Our electronic global distribution services revenues grew $18.4 million, or 5.0%. Total airline booking revenue increased 2.4% over the quarter ended September 30, 1999 primarily due to booking fee price increases that went into effect in January 2000 and other yield improvements. Remaining net increases in our electronic global distribution services revenues were principally due to the inclusion of TRIP.com and Galileo UK revenues, and increased sales of certain advertising and marketing services. Partially offsetting these increases were lower subscriber fees resulting from a decrease in our U.S. market share and an increasing trend for travel agencies to utilize their own computer equipment.

     Worldwide bookings decreased 3.3% year over year. International booking volumes increased 1.5% and U.S. booking volumes decreased 9.8% over the same period last year. The increase in international booking volumes was driven by solid growth in many international markets, including double-digit gains in India, Japan, China and several other markets. These increases were partially offset by a change in airline behavior that resulted in an increased number of cancellations of waitlist and other non-ticketed bookings, primarily in Europe and the Middle East, which reduced net billable segments during the quarter ended September 30, 2000. We intend to address the revenue impact of these actions with our 2001 pricing. (1) A threatened pilot strike in Canada and a reduction in capacity resulting from the merger of two Canadian airlines also negatively impacted bookings.

     The decline in U.S. booking volumes was primarily due to the increasing impact of a shift in bookings to Internet travel sites, our loss of the Preview Travel account, the impact of a slowdown in traffic at a major airline customer, and the slight market share loss attributable to our transition to a new sales force in 1999. Our U.S. sales force continues to renew business with existing customers and has recently won significant new business from our competitors. We are very optimistic about our future growth in U.S. bookings, particularly in the traditional travel agency channel. (1) However, growth in traditional travel agency bookings may be mitigated by the accelerating shift of bookings to the Internet channel where our market share is currently lower. (1) In the Internet channel, our strategy is to have multiple points of presence by serving as the booking engine behind several Internet travel sites such as UAL.com, Biztravel.com and Beyoo.com, and by expanding the presence of our own sites including TravelGalileo.com and TRIP.com. (1) We believe our strategy will strengthen our presence in this important channel and lead to profitable Internet growth. (1)

     Our information services revenues grew $2.8 million, or 15.3% over the quarter ended September 30, 1999 reflecting an increase in revenue from providing fare quotation services to airlines. Also contributing to the increase was additional revenue from hosting, network and development services we provide to a large airline customer.

     COST OF OPERATIONS. Cost of operations expenses increased $17.0 million, or 12.8%, to $150.3 million for the quarter ended September 30, 2000 from $133.3 million for the quarter ended September 30, 1999. The increase was primarily attributable to amortization of goodwill and other intangibles related to the acquisition of TRIP.com, incremental operating expenses related to the acquisition of TRIP.com and Galileo UK, and increased network costs related to our ongoing migration to a single Internet protocol. These increases were partially offset by lower subscriber maintenance and installation expenses related to the decrease in subscriber fee revenue noted above, and increased capitalization of software development expenses.

-----
(1) See Statement Regarding Forward-Looking Statements on page 20.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses increased $16.8 million, or 10.8%, to $171.6 million for the quarter ended September 30, 2000 from $154.8 million for the quarter ended September 30, 1999. Commissions paid to national distribution companies ("NDCs") and subscriber incentive payments increased $13.3 million, or 12.4%, to $120.8 million for the quarter ended September 30, 2000 from $107.5 million for the quarter ended September 30, 1999. The growth in electronic global distribution services revenues resulted in increased commissions to NDCs, which are generally based on a percentage of booking fee revenues, and have therefore grown at a rate consistent with the growth in booking fees by country. Incentive payments, which are provided to subscribers in order to maintain and expand our travel agency customer base, increased in the quarter principally due to new and renegotiated contracts with our subscriber customers. These increases were partially offset by the elimination of commissions paid to Galileo UK as we no longer pay commissions but instead incur the direct costs of operating in this market. Remaining commissions, selling and administrative expenses increased primarily due to TRIP.com and Galileo UK expenses, partially offset by decreases in Service Agreement expenses.

     SPECIAL CHARGES. We recorded a special charge of $1.7 million during the quarter ended September 30, 2000 related to the integration of Galileo UK. (See
Note 4 - Special Charges, on page 9, for further discussion of this charge).

     OTHER EXPENSE, NET. Other expense, net includes interest expense net of interest income, foreign exchange gains or losses, and other non-operating items. Other expense, net increased $5.9 million to $12.2 million for the quarter ended September 30, 2000 from $6.3 million for the quarter ended September 30, 1999. This increase was primarily the result of higher interest expense arising from higher average debt levels in 2000 to fund the acquisition of TRIP.com and to repurchase Common Stock for treasury. The remaining increase was primarily due to $0.7 million in foreign exchange losses for the quarter ended September 30, 2000, resulting from unfavorable euro and British pound sterling forward contracts and holding losses. The net impact of foreign currency forward contracts and transactions in 1999 was not material.

     INCOME TAXES. Income taxes decreased $3.8 million, or 10.7%, to $32.2 million for the quarter ended September 30, 2000 from $36.0 million for the quarter ended September 30, 1999. The decrease was a result of lower income before income taxes for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, partially offset by a higher effective tax rate. Our effective tax rate was approximately 46% in 2000 and 40% in 1999. This increase in the effective tax rate was primarily due to non-deductible amortization of intangibles arising from the acquisition of TRIP.com.

     NET INCOME. Net income decreased $16.3 million, or 30.1%, to $37.9 million for the quarter ended September 30, 2000 from $54.2 million for the quarter ended September 30, 1999. Net income as a percentage of revenues decreased to 9.3% for the quarter ended September 30, 2000 from 14.1% for the quarter ended September 30, 1999. The net income and net margin decreases were primarily due to the amortization of goodwill and other intangibles related to the acquisition of TRIP.com.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUES. Revenues increased $84.5 million, or 7.1%, to $1,272.0 million for the nine months ended September 30, 2000 from $1,187.5 million for the nine months ended September 30, 1999. Our electronic global distribution services revenues grew $79.5 million, or 7.0%. Total airline booking revenue increased 6.1% over the nine months ended September 30, 1999 primarily due to booking fee price increases that went into effect in March 1999 and January 2000, and other yield improvements. Remaining net increases in our electronic global distribution services revenues were principally due to the inclusion of TRIP.com and Galileo UK revenues since the date of their respective acquisitions, and increased sales of certain advertising and marketing services. Partially offsetting these increases were lower subscriber fees resulting from a decrease in our U.S. market share and an increasing trend for travel agencies to utilize their own computer equipment.

     Worldwide bookings declined 2.2% year over year. International booking volumes increased 1.8% and U.S. booking volumes decreased 7.7% over the same period last year. Adjusting for the impact of a July 1999 pricing structure change that reduced reported passive booking volumes in Japan, total international booking volumes increased 3.1% for the nine months ended September 30, 2000. The increase in international booking volumes for the period was driven by solid growth in many international markets, including double-digit gains in India, Brazil, and Greece. These increases were partially offset by a change in airline behavior that resulted in an increased number of cancellations of waitlist and other non-ticketed bookings, primarily in Europe and the Middle East, which reduced net billable segments in 2000. We intend to address the revenue impact of these actions with our 2001 pricing. (1)

     The decline in U.S. booking volumes was primarily due to the increasing impact of a shift in bookings to Internet travel sites, our loss of the Preview Travel account and the slight market share loss attributable to our transition to a new sales force in 1999. Our U.S. sales force continues to renew business with existing customers and has recently won significant new business from our competitors. We are very optimistic about our future growth in U.S. bookings, particularly in the traditional travel agency channel. (1) However, growth in traditional travel agency bookings may be mitigated by the accelerating shift of bookings to the Internet channel where our market share is currently lower. (1) In the Internet channel, our strategy is to have multiple points of presence by serving as the booking engine behind several Internet travel sites such as UAL.com, Biztravel.com and Beyoo.com, and by expanding the presence of our own sites including TravelGalileo.com and TRIP.com. (1) We believe our strategy will strengthen our presence in this important channel and lead to profitable Internet growth. (1)

     Our information services revenues grew $5.0 million, or 9.0% over the nine months ended September 30, 1999 reflecting an increase in revenue from providing fare quotation services to airlines. Also contributing to the increase was additional revenue from hosting, network and development services we provide to a large airline customer.

-----
(1) See Statement Regarding Forward-Looking Statements on page 20.

     COST OF OPERATIONS. Cost of operations expenses increased $41.3 million, or 10.4%, to $439.1 million for the nine months ended September 30, 2000 from $397.8 million for the nine months ended September 30, 1999. The increase was primarily attributable to the amortization of goodwill and other intangibles related to the acquisition of TRIP.com, and increased network costs related to our ongoing migration to a single Internet protocol. Also, cost of operations expenses include TRIP.com and Galileo UK expenses subsequent to their respective acquisition dates. These increases were partially offset by net cost savings from the 1999 Swindon, U.K. realignment, lower subscriber maintenance and installation expenses related to the decrease in subscriber fee revenue noted above, and increased capitalization of software development expenses.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses increased $60.0 million, or 12.8%, to $528.3 million for the nine months ended September 30, 2000 from $468.3 million for the nine months ended September 30, 1999. Commissions paid to NDCs and subscriber incentive payments increased $49.6 million, or 15.3%, to $374.1 million for the nine months ended September 30, 2000 from $324.5 million for the nine months ended September 30, 1999. The growth in electronic global distribution services revenues resulted in increased commissions to NDCs, which are generally based on a percentage of booking fee revenues, and have therefore grown at a rate consistent with the growth in booking fees by country. Incentive payments, which are provided to subscribers in order to maintain and expand our travel agency customer base, increased principally due to new and renegotiated contracts with our subscriber customers. These increases were partially offset by the elimination of commissions paid to Galileo UK subsequent to this acquisition as we no longer pay commissions but instead incur the direct costs of operating in this market. Remaining commissions, selling and administrative expenses increased primarily due to TRIP.com and Galileo UK expenses since their respective acquisition dates, partially offset by decreases in Service Agreement expenses.

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

     In the third quarter of 2000, we recorded a special charge of $1.7 million related to the integration of Galileo UK. (See Note 4 - Special Charges, on page 9, for further discussion of this charge.)

     OTHER EXPENSES, NET. Other expense, net includes interest expense net of interest income, foreign exchange gains or losses, and other non-operating items. Other expense, net increased $40.9 million to $38.7 million in expense for the nine months ended September 30, 2000 from $2.2 million in income for the nine months ended September 30, 1999. This increase was primarily the result of higher interest expense arising from higher average debt levels in 2000 to fund the acquisition of TRIP.com and to repurchase Common Stock for treasury. Also contributing to the increase was $4.9 million in foreign exchange losses for the nine months ended September 30, 2000, resulting from unfavorable euro and British pound sterling forward contracts and holding losses. The net impact of foreign currency forward contracts and transactions in 1999 was not material. In addition, a $9.4 million gain was recognized in the first quarter of 1999 from the sale of a portion of the shares we owned in Equant.

     INCOME TAXES. Income taxes decreased $20.1 million, or 15.6%, to $109.0 million for the nine months ended September 30, 2000 from $129.1 million for the nine months ended September 30, 1999. The decrease was a result of lower income before income taxes for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, partially offset by a higher effective tax rate in 2000. Our effective tax rate was approximately 46% in 2000 and 40% in 1999. This increase in the effective tax rate was primarily due to non-deductible amortization of intangibles arising from the acquisition of TRIP.com.

     NET INCOME. Net income decreased $66.0 million, or 34.0%, to $128.5 million for the nine months ended September 30, 2000 from $194.5 million for the nine months ended September 30, 1999. Net income as a percentage of revenues decreased to 10.1% for the nine months ended September 30, 2000 from 16.4% for the nine months ended September 30, 1999. The decreases in our net income and net margin were principally the result of the amortization of intangibles and the write-off of in-process research and development costs in connection with the TRIP.com acquisition, and a one-time special charge related to the US Airways Services Agreement. In addition, the quarter ended March 31, 1999 included an after-tax gain of $5.7 million from the sale of a portion of the shares we owned in Equant.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $12.4 million and working capital totaled ($175.5) million at September 30, 2000. At December 31, 1999, cash and cash equivalents totaled $1.8 million and working capital totaled ($88.8) million. Excluding current portions of long-term debt, working capital totaled $50.1 million and $32.2 million at September 30, 2000 and December 31, 1999, respectively. Cash and cash equivalents increased $10.6 million during the nine months ended September 30, 2000 primarily due to cash generated from operations, partially offset by cash used in investing activities and for repurchases of Common Stock for treasury.

     Net cash used in investing activities for the nine months ended September 30, 2000 principally related to $128.8 million in net cash used to acquire TRIP.com, Terren and Galileo UK. The remaining investing activities relate to purchases of mainframe data processing and network equipment, purchases of computer equipment provided to our travel agency subscribers, and investments in companies aligned with our strategic direction. Capital expenditures, excluding the capitalization of internally developed software, were $47.3 million for the nine months ended September 30, 2000 compared to $48.1 million for the nine months ended September 30, 1999.

     Net cash used in financing activities for the nine months ended September 30, 2000 included repurchases of Common Stock for treasury totaling $139.6 million and $24.4 million in dividends paid to our stockholders. We paid $0.09 per share cash dividends on February 18, 2000 to stockholders of record as of February 4, 2000, on May 19, 2000 to stockholders of record as of May 5, 2000, and on August 18, 2000 to stockholders of record as of August 4, 2000. In April 2000, we entered into a $500.0 million credit agreement that expires in July 2001. This agreement replaced the $200.0 million 16-month credit agreement entered into in March 2000 and the $200.0 million 364-day credit agreement that was due to expire in July 2000. During the nine months ended September 30, 2000, net borrowings under our credit agreements totaled $104.0 million and we had $275.0 million available under our revolving credit facilities at September 30, 2000.

     We expect that future cash requirements will principally be for capital expenditures, repayments of indebtedness, repurchases of our Common Stock for treasury, and potential acquisitions that are aligned with our strategic direction. (1) We believe that cash generated by operating activities will be sufficient to fund our future cash requirements, except that significant acquisitions, investments, or share repurchases may require additional borrowings or other financing alternatives. (1)

     In addition to reinvesting a substantial portion of earnings in our business, we currently intend to pay regular quarterly dividends and to repurchase additional shares of our Common Stock. (1) On April 21, 2000, the Board of Directors authorized a new $250.0 million share repurchase program. We began purchasing shares under the new program in June 2000, after completion of our $750.0 million program. On October 19, 2000, we declared a cash dividend of $0.09 per share to be paid on November 17, 2000 to stockholders of record as of November 3, 2000. The declaration and payment of future dividends, as well as the amount thereof, and the amount of future repurchases of our Common Stock beyond authorized amounts are subject to the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. There can be no assurance that we will declare and pay any future dividends or repurchase additional shares of our Common Stock. (1)









-----
(1) See Statement Regarding Forward-Looking Statements on page 20.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     We will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which is required to be adopted for financial statements issued for the fiscal year ending December 31, 2001. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Management believes that adoption of Statement 133 will not have a material impact on our financial statements. (1)


STATEMENT OF FORWARD-LOOKING STATEMENTS

     Statements in this report that are not strictly historical, including statements as to plans, objectives and future performance, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section  21E of the  Securities  Exchange  Act of  1934.  We  have  based  these forward-looking statements on our current expectations and projections about future events. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from the events or results expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. Risks and uncertainties associated with our forward-looking statements include, but are not limited to: the loss and inability to replace the bookings generated by one or more of our five largest travel agency customers; our ability to effectively execute our sales initiatives in key markets; our sensitivity to general economic conditions and events that affect airline travel and the airlines that participate in our Apollo(R) and Galileo(R) systems; circumstances relating to our investment in technology, including our ability to timely develop and achieve market acceptance of new products; our ability to successfully expand our operations and service offerings in new markets, including the on-line travel market; our ability to manage administrative, technical and operational issues presented by our expansion plans and acquisitions of other businesses; our ability to deliver to Galileo and to outside customers a new, Internet protocol-based network as planned, and for the cost and within the time frame currently estimated; the results of our international operations and expansion into developing and new computerized reservation system ("CRS") markets and other travel distribution channels, governmental approvals, trade and tariff barriers, and political risks; the type and number of strategic alternatives, if any, designed to maximize shareholder value as determined by our Board of Directors; new or different legal or regulatory requirements governing the CRS industry; and natural disasters or other calamities that may cause significant damage to our Data Center facility.




-----
(1) See Statement Regarding Forward-Looking Statements on page 20.

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

     We enter into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of our European and Canadian operations. At September 30, 2000, we have entered into foreign exchange forward contracts that provide for purchases of GBP 2.5 million, CAD
9.9 million, and EUR 7.0 million at various dates throughout the remainder of 2000. At September 30, 2000 and December 31, 1999, the notional principal amounts of outstanding forward contracts were $16.8 million and $19.6 million, respectively. The fair value of outstanding forward contracts at September 30, 2000 and December 31, 1999 was $(0.3) million and $0.03 million, respectively.

     As of September 30, 2000, we were party to a $500.0 million 16-month credit agreement and a $400.0 million five-year credit agreement (collectively, the "Credit Agreements") with a group of banks. Interest on the borrowings may be either Base Rate, CD Rate or LIBOR Rate based. For the nine months ended September 30, 2000, the effective interest rate for loans outstanding under the Credit Agreements was 6.82%. If interest rates had averaged 10% higher in the first nine months of 2000, our interest expense would have hypothetically increased by $3.3 million. This amount was calculated by applying the hypothetical increase to the applicable interest rates and outstanding principal throughout the nine months ended September 30, 2000.

     We have also entered into interest rate swap agreements to convert portions of our variable rate debt to fixed rate. We account for our interest rate swap agreements as a hedge of our interest rate exposure. At September 30, 2000 and December 31, 1999, we had outstanding interest rate swap agreements with a total notional value of $34.4 million with fixed interest rates averaging 5.87%. The fair value of outstanding swap agreements at September 30, 2000 and December 31, 1999 was $0.6 million and $1.0 million, respectively.

     We are also exposed to equity price risks on the marketable equity securities we hold for strategic purposes. Assuming a 20% adverse change in the September 30, 2000 equity prices of our marketable securities, our financial position would not have been materially affected.





------
(1) See Statement Regarding Forward-Looking Statements on page 20.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     In March 2000, we announced the launch of Quantitude, Inc. ("Quantitude"), a new, wholly owned telecommunications subsidiary. Quantitude is building an end-to-end private network on a standard Internet protocol platform (TCP/IP) to deliver global Internet, virtual private network, and telecommunications network services to a variety of customers including the Company. Most endpoints are scheduled to be connected by the end of 2001, and the entire effort is expected to be completed in three years. (1) We are in the process of transferring asset ownership of our existing network and network personnel to Quantitude, which will provide current and future network services to the Company. (1)

     In October 2000, our Board of Directors authorized management to explore strategic alternatives for the Company to maximize shareholder value. Such alternatives include, but are not limited to, a leveraged buyout or sale to a strategic buyer. However, we can provide no assurance that any such transaction will be completed. (1)
























-------
(1) See Statement Regarding Forward-Looking Statements on page 20.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit Index

Exhibit Number          Exhibit Description
--------------          -------------------

*10.1 Galileo International Management Incentive Plan - 2000 Plan Summary, as amended

**10.2 Software Development and License Agreement, dated as of July 5, 2000, between Galileo International, L.L.C., Electronic Data Systems Corporation and EDS Information Services L.L.C.

10.3 Amendment No. 5 dated September 1, 2000 to Contract Tariff Attachment to AT&T OneNet Contract (1)

27.1                    Financial Data Schedule

*  Management contract or compensatory plan or arrangement.

** Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.


(1)   AT&T OneNet Contract dated December 28, 1998, as filed as
   Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


(b) Reports on Form 8-K - No current reports on Form 8-K were filed for the quarter ended September 30, 2000.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Galileo International, Inc.




Date:  November 13, 2000                 By: /s/ Cheryl M. Ballenger
                                         ---------------------------
                                             Cheryl M. Ballenger
                                             Executive Vice President,  Finance,
                                             Chief    Financial    Officer   and
                                             Treasurer

                      GALILEO INTERNATIONAL, INC.
                             Exhibit Index


Exhibit Number          Exhibit Description
--------------          -------------------
*10.1                   Galileo International Management Incentive
                        Plan - 2000 Plan Summary, as amended

**10.2 Software Development and License Agreement, dated as of July 5, 2000, between Galileo International, L.L.C., Electronic Data Systems Corporation and EDS Information Services L.L.C.

10.3 Amendment No. 5 dated September 1, 2000 to Contract Tariff Attachment to AT&T OneNet Contract (1)

27.1                    Financial Data Schedule

*  Management contract or compensatory plan or arrangement.

** Portions of this Exhibit have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

(1)   AT&T OneNet Contract dated December 28, 1998, as filed as
   Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Exhibit 10.1


                 MANAGEMENT INCENTIVE PLAN - 2000 PLAN SUMMARY

The Plan's Objectives

      - To attract, retain, and motivate a top quality management team.
      - Focus management's attention and energy on the financial goals of Galileo International, Inc.
      - Create a strong and direct link between cash compensation and both individual and corporate annual performance.


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
      --------------------------------------------------------------------------

------------------------------------------------------------------------
Performance Measures and Standards

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

                                Table 3
-----------------------------------------------------------------------
                                                  Portion of Award
                                                   Attributable to
                                               ---------------------------------
                                               ---------------------------------
          Bonus Payment Calculation             Corporate  Individual     Award
                                                 Results     Results     Payment
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                   Actuals                         50%         50%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      Prior Year's Base 12/31 - $100,000         50,000      50,000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
              Target Level - 35%                   35%         35%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
   Target Performance Level - 100% for both      $17,500     $17,500    $35,000
       Corporate and Individual Results
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 Performance Levels - Award Payment at 103.85    103.85%       90%
    Company and 90% of Individual Results
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                             $18,173.75  $15,750.00   $33,923.75
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


                                Addendum A
                         Company Eligibility Table

           ---------------------------------------------------------------------
           Company Business Name                               Eligibility Date
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Apollo Galileo USA Partnership                      1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Apollo Travel Services Mexico S.A. de C.V.          1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Asia Limited                                1 January, 2000
           (Hong Kong, Philippines and Singapore employees)
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Belgium S.A.                                1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Canada Distribution Systems, Inc.           1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Deutschland GmbH                            1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo do Brasil & Cia                             1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Espana, S.A.                                1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo France SARL                                 1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo International, Inc.                         1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo International, L.L.C.                       1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo International Services, Inc.                1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Latin America Venezuela, C.A.               1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Netherland B.V.                             1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Nordiska AB                                 1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Portugal Limited                            1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo Switzerland AG                              1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           The Galileo Company                                 1 January, 2000
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Galileo United Kingdom (Travel Automation Services) To Be Determined
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Quantitude, Inc.                                    To Be Determined
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           S.D. Shepherd Systems, Inc.                         Ineligible
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           Terren Corporation                                  Ineligible
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           THOR, Inc.                                          Ineligible
           ---------------------------------------------------------------------
           ---------------------------------------------------------------------
           TRIP.com, Inc                                       Ineligible
           ---------------------------------------------------------------------

Exhibit 10.2


               Software Development and License Agreement


This Software Development and License Agreement (the "Agreement"), dated as of July 5, 2000 documents the business relationship between each of Galileo International, L.L.C., a Delaware limited liability company ("GI"), Electronic Data Systems Corporation, a Delaware corporation ("EDS"), and EDS Information Services L.L.C., a Delaware limited liability company ("EIS"), and describes the terms and conditions under which EDS will i) perform for GI the software development services described below and ii) applies to the use by GI of the EDS proprietary software known as *** (such software and other software designed, developed, owned, modified or provided by EDS, as delivered to GI hereunder are referred to in this Agreement as the "Licensed Program"). The obligations of EDS set forth in this Agreement will be performed by EDS, itself and through its direct and indirect wholly-owned subsidiaries, including EIS. All references to EDS in this Agreement will be deemed to include all such subsidiaries, and EDS and GI may be referred to in this Agreement individually as a "party" and together as the "parties".

                               Background

A. GI operates a global electronic distribution system for the travel industry and desires to license an *** that includes ***. GI desires to license *** from EDS and to obtain services on a
   time  and materials   basis  from  EDS  in  accordance with  the terms
   and conditions of this Agreement.

B. EDS has partially developed ***, which can be utilized as a basis for a ***. EDS is willing to modify and enhance *** to complete development of a *** that includes *** in accordance with the terms and conditions of this Agreement.


1. Term. The term of this Agreement will begin on July 5, 2000 (the "Effective Date"), and, unless earlier terminated as provided in this Agreement, will continue through ***.
      Such original term may be extended by mutual written agreement of the parties. The total elapsed time for completion of the Services is estimated to be *** from the Effective
      Date. EDS will exercise reasonable efforts to complete the Services (as later defined) in that time. If slippage occurs or is likely to occur in the completion of the Services, then EDS agrees to assign additional qualified technical personnel to the project. Within 30 days after the Effective Date, the parties will prepare a mutually agreeable development plan with appropriate milestones and time schedules.

***Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

      This Agreement is subject to approval by GI's board of directors. In the event such approval is not obtained on July 20, 2000, this Agreement shall terminate and GI shall pay for Services rendered through the date of termination. The parties acknowledge that EDS may adjust its "ramp-up" process because of this contingency, but, unless otherwise agreed in writing, any adjustments will not change the deadlines specified herein.

2. EDS Services. During the term of this Agreement, EDS will perform the services, and produce the deliverables, described in Exhibit A (the "Services" or "EDS Services") utilizing EDS and GI personnel.

      In the event changes are requested by GI which require a change in scope of the development Services described in Exhibit A, the
      parties  shall   mutually  agree  in  writing  to  the  additional
      services  prior  to  any  work  being   performed.   Personnel  to
      perform such services shall be staffed from GI resources, if possible. EDS resources shall be billed at the rate of *** per Man Month. A "Man Month" is defined as *** of productive time.

      During the term of this Agreement, in the event services in addition to those described in Exhibit A are desired by GI, the parties shall mutually agree to additional services prior to any work being performed. EDS resources shall be billed at the rate of *** per Man Month, subject to adjustment for inflation as described in Exhibit C .

Page 1

      The personnel provided by EDS to perform the Services shall have appropriate skills to perform their duties.

3. Program Acceptance. EDS shall use reasonable efforts to deliver completed source code for each module of the Licensed Program *** to GI on or before the following dates: ***.
      Promptly following GI's receipt of the completed source code for each module of the Licensed Program ***, GI shall diligently conduct acceptance tests of the installed Licensed Program at its premises. The maximum test period shall be *** from the date of receipt of the source code. If the
      Licensed Program performs in accordance with the acceptance criteria set forth in Exhibit A, then GI shall accept the Licensed Program in writing; if the Licensed Program fails to so perform, then GI shall promptly deliver to EDS a notice stating in reasonable detail the respects in which the Licensed Program failed to conform. Notwithstanding the foregoing, problems with the Licensed Program will be communicated to EDS as they
      may  be  discovered  during  the  acceptance  test  period.   Upon
      receipt of the corrected code from EDS for each such module of the Licensed Program, GI shall promptly retest the Licensed Software.

***Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

4. Representatives. During the term of this Agreement, EDS and GI will each maintain a representative who will be its primary point of contact in dealing with the other under this Agreement and will have the authority and power to make decisions with respect to actions to be taken by it under this Agreement. Either party may change its representative by giving notice to the other of the new representative and the date upon which such change will become effective. In performing its obligations under this Agreement, EDS will be entitled to rely upon any routine instructions, authorizations, approvals or other information provided to EDS by GI's representative or, as to areas of competency specifically identified by such representative, by any other GI personnel identified by GI's representative, from time to time, as having authority to provide  the  same  on  behalf  of GI in  such  person's  area  of competency.  Unless  EDS  knew  of  any  error,  incorrectness  or inaccuracy in such instructions, authorizations, approvals or other information, EDS will incur no liability or responsibility of any kind in relying on or complying with any such instructions, authorizations, approvals or other information.

5. Reporting. During the performance of the Services, the parties shall establish a steering committee which shall meet monthly to review the status of the development project and make any changes thereto. Additionally, EDS shall deliver informal written biweekly status reports to GI in a mutually agreeable format.

6. GI's Role. During the term of this Agreement and in addition to the other obligations of GI described herein, GI will, at its own cost and expense, have the obligations to EDS, and retain the responsibilities, described in Exhibit B. GI acknowledges and agrees that EDS' ability to timely perform the EDS Services in accordance with this Agreement is contingent upon GI's timely performance of those obligations assigned to GI hereunder.

7. Grant of License. On or about the date GI secures its board of directors' approval of this Agreement, GI shall so notify EDS in writing, and EDS will provide to GI one then-current copy of the source code version of the Licensed Program and one "as is" copy of any documentation relating to the Licensed Program. Upon acceptance of each of the *** modules of the Licensed Program as described in Exhibit A, EDS will provide to GI one  copy  of  the  source  code  version  of  the  Licensed
      Program  and  reasonably   complete   functional  and  operational
      documentation for the Licensed Program (the "Documentation"). Beginning upon acceptance of the Licensed Program and, unless this License is terminated earlier pursuant to Section_15, GI will have a *** right and license to ***, and otherwise use and operate the Licensed Program in *** for *** and to use the Documentation, only and all in accordance with the terms and

***Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

      conditions of this License. In the event GI desires to operate the Licensed Program ***, GI may request a grant of such rights which shall not be unreasonably withheld. GI accepts responsibility for (a)

Page 2.

      the functional specifications and performance criteria necessary to meet GI's requirements (b) the installation of the Licensed Program, and (c) the use of the Licensed Program.

8. Restrictions on Use. During the term of this License, GI will comply with the restrictions on use of the Licensed Program set forth in this Section 8.

(a)   Scope of Use.  The  Licensed  Program and the  Documentation
            will  be  utilized  (i) by GI only in  connection  with  its
            provision  of  ***  and  (ii)  only  by  GI   employees,
            customers,
            suppliers or contractors who are directly involved in the use or maintenance of the Licensed Program on GI's behalf and who are subject to confidentiality provisions no less restrictive than those set forth in this License. For purposes of this Agreement, GI agrees that its customers shall not include ***. Use of the Licensed Program by affiliates of GI shall be considered authorized use so long as such affiliate is wholly owned or controlled by GI.

(b)   Disclosure.  GI will not,  and will not  permit  any other  person to, disclose, display, loan, publish, transfer (whether by sale, assignment, exchange, gift, operation of law or otherwise), license, sublicense, copy or otherwise disseminate the Licensed Program or the Documentation, in whole or in part, to any third party without the prior written consent of EDS or unless otherwise expressly permitted in this Section 8. GI will not, and will not permit any other person to, recreate the Licensed Program.

(c)   Proprietary  Rights  Notices.  GI  will  not  alter,   conceal  or
            remove any copyright, trade secret, patent, proprietary or other legal notice contained on or in the Licensed Program or the Documentation. GI will include or create on or in all copies of the Licensed Program and the Documentation the exact form of any such notices. Such notices are not required to appear on any screen displays when the Licensed Program is executed.

(d)   Safeguards.   The  Licensed  Program  and  the  Documentation  are
            being disclosed by EDS to GI in confidence. GI will implement and maintain precautions, no less rigorous than

***Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

            those GI uses to protect its own confidential information, but in no event less than reasonable precautions, to safeguard the Licensed Program and the Documentation so that no unauthorized persons have access to the Licensed Program or the Documentation and that no persons authorized to have such access will take any action that would violate the confidentiality obligations of this License if taken by GI. GI will promptly report to EDS any actual or suspected violation of the confidentiality obligations of this License. GI will, at its expense, take such steps as EDS may request to remedy any such violation, including retrieving any portion of the Licensed Program or the Documentation that is being used, or is otherwise possessed, in breach of this License, and will pay or reimburse EDS for all expenses that EDS incurs which are related to the remedy of any such violation.

(e)   Injunctive  Relief.  GI acknowledges  and agrees that the Licensed
            Program and the Documentation are the valuable property and trade secrets of EDS, that any violation by GI of the confidentiality obligations of this License would cause EDS irreparable injury for which it would have no adequate remedy at law and that, in addition to any other remedies that EDS may have, it will be entitled to preliminary and other injunctive relief against any such violation. This
            Section 8(e) will not limit either party's right to seek injunctive relief for any other violation of this License, including a breach of Section_11.

9.    Payment.

(a)   Services.   In  consideration  for  the  performance  of  the  EDS
            Services, GI will pay EDS on a time and materials basis at the rates set forth in Exhibit C and in accordance with the terms set forth therein.

Page 3.

            reflecting the amount owed to EDS by GI for the previous month, with such supporting documentation as GI reasonably requests, and GI will pay the invoiced amount by the 15th day following receipt by GI of the invoice.

(b)   License.   For  the  license  of  the  Licensed  Program  and  the
            Documentation, GI will pay to EDS the amounts, and in accordance with the schedule, set forth in Exhibit C.

(c)   Time of Payment.  All  amounts  will be payable to EDS by check or by ACH (for amounts less than $1,000,000) or Wire Transfer (for amounts of $1,000,000 or more), in accordance with payment instructions provided by EDS from time to time, so as in each case to constitute immediately available funds by 12 noon, Plano, Texas time, on the payment date no matter what the method of payment. Any past due amounts will bear interest until paid at a rate of interest equal to the lesser of (i) the prime rate established from time to time by Citibank of New York plus two percent or (ii) the maximum rate of interest allowed by applicable law.

(d)   Out-of-Pocket  Expenses.  GI  will  pay or  reimburse  EDS for all reasonable out-of-pocket expenses, including travel and travel-related expenses (in accordance with GI's travel guidelines), incurred by EDS in the performance of the EDS Services. EDS will invoice GI separately for all such out-of-pocket expenses, which invoice and appropriate supporting documentation will be sent by EDS to GI after EDS incurs such expenses.

(e)   Taxes.  There will be added to any charges  under this  Agreement, or separately billed, and GI will bear the cost of and either pay to EDS, or reimburse EDS for the payment of, amounts equal to any and all present or future taxes, assessments, duties, permits, tariffs, fees and other charges of any kind, however designated, assessed, charged or levied now or hereafter, including state, local, sales, use, property, gross receipts, provincial transaction, value-added, goods and services, excise or similar taxes, or other taxes or amounts of whatever nature or in lieu thereof, and all additions to taxes, penalties, fines, interest or similar liabilities imposed in connection therewith, arising from or imposed on this Agreement, the transactions arising hereunder or the services, products, materials or other property or resources, or their use, provided hereunder or otherwise used in connection herewith, excluding income taxes that are based on or measured by EDS' net income.

10. Employees. The EDS personnel performing the EDS Services will be and remain the employees of EDS, and EDS will provide for and pay the compensation and other benefits of such employees, including salary, health, accident and workers' compensation benefits and all taxes and contributions which an employer is required to pay relating to the employment of employees. During the term of the Agreement and for a period of 12 months thereafter, neither party will solicit, directly or indirectly, for employment or employ any employee of the other who is or was involved in the performance of the EDS Services without the prior written consent of the other.

11.   Confidentiality.  In  addition  to the  terms  and  conditions  of
      Section 8, EDS and GI will have the confidentiality obligations set forth in Exhibit D.

12. Warranties and Additional Covenants. EDS and GI will have the obligations relating to warranties and additional covenants set forth in Exhibit E.

13. Ownership. For all purposes, EDS will be considered the owner of the Licensed Program and the Documentation and of all copyright, trade secret, patent, moral and other intellectual property rights contained or evidenced therein. Each party will retain all rights in any software, ideas, concepts, know-how, development tools, techniques or any other proprietary material or information that it owned or developed prior to the date of this Agreement, or acquired or developed after the date of this Agreement without reference to or use of the intellectual property of the other party. All software that is licensed by a party from

Page 4.

      vendor. Subject to any third party rights or restrictions, EDS will own all intellectual property rights in or related to all deliverables that are developed and delivered under this Agreement (the "Deliverables"). Notwithstanding anything to the contrary in this Agreement, each party (i) will retain all right, title and interest in and to all know-how, methodologies, processes, technologies, algorithms or software development tools used in performing this Agreement which are based on trade secrets or proprietary information of such party, are developed or created by or on behalf of such party without reference to or use of the intellectual property of the other party, or are otherwise owned or licensed by such party (collectively, "Tools"), (ii) subject to the confidentiality obligations set forth in Exhibit D, will be free to use the ideas, concepts, methodologies, processes and know-how which are developed or created in the course of performing this Agreement and may be retained by such party's employees in intangible form, all of which constitute substantial rights on the part of such party in the technology developed as a result of performing under this Agreement, and (iii) will retain ownership of any software or Tools owned by such party that are used in producing the Deliverables and become embedded in the Deliverables. No licenses will be deemed to have been granted by either party to any of its patents, trade secrets, trademarks or copyrights, except as otherwise expressly provided in this Agreement. Nothing in this Agreement will require EDS or GI to violate the proprietary rights of any third party in any software or otherwise. The provisions of this Section 13 will survive the expiration or termination of this Agreement for any reason. For all purposes, GI will be considered the owner of all modifications GI makes to the Licensed Program and the Documentation subsequent to Acceptance and of all copyright, trade secret, patent, moral and other intellectual property rights contained or evidenced therein.

14. Mediation; Arbitration. Any dispute, controversy or claim arising under, out of, in connection with or in relation to this Agreement, or the breach, termination, validity or enforceability of any provision hereof (a "Dispute"), if not resolved informally through negotiation between the parties, will be submitted to non-binding mediation. The parties will mutually determine who the mediator will be from a list of mediators obtained from the American Arbitration Association office located in the city determined as set forth below in this
      Section 14 (the "AAA"). If the parties are unable to agree on the mediator, the mediator will be selected by the AAA. If any

      Dispute is not resolved through mediation, it will be resolved by final and binding arbitration conducted in accordance with and subject to the Commercial Arbitration Rules of the AAA then applicable. One arbitrator will be selected by the parties'
      mutual agreement or, failing that, by the AAA, and the arbitrator will allow such discovery as is appropriate, consistent with the purposes of arbitration in accomplishing fair, speedy and cost effective resolution of disputes. The arbitrator will reference the rules of evidence of the Federal Rules of Civil Procedure then in effect in setting the scope of discovery, except that no requests for admissions will be permitted and interrogatories will be limited to identifying (a) persons with knowledge of relevant facts and (b) expert witnesses and their opinions and the bases therefor. Judgment upon the award rendered in any such arbitration may be entered in any court having jurisdiction thereof. Any negotiation, mediation or arbitration conducted pursuant to this Section 14 will take place in New York. Other than those matters involving injunctive relief or any action necessary to enforce the award of the arbitrator, the parties agree that the provisions of this
      Section 14 are a complete defense to any suit, action or other proceeding instituted in any court or before any administrative tribunal with respect to any Dispute or the performance of the EDS Services by EDS. Nothing in this Section 14 prevents the parties from exercising their right to terminate this Agreement in accordance with Section 15.

15.   Termination.

      (a) Termination for Cause. If either party materially defaults in the performance of any of its obligations under this Agreement, which default (a) if of a non-monetary nature, is not substantially cured within 30 days after notice is given to the defaulting party specifying the default or, with respect to those defaults that cannot reasonably be cured within 30 days, should the defaulting party fail to proceed within 30 days to commence curing the default and thereafter to proceed with all reasonable diligence to substantially cure the default, or (b) if of a monetary nature, is not cured within 10 days after notice is given to the defaulting party specifying the default, the party not in default may, by giving written notice thereof to the

Page 5

            defaulting party, terminate this Agreement upon not less than 60 days prior written notice.

      (b)  Termination  for  Bankruptcy  and  Related  Events.   Subject
            to Title 11, United States Code, if either party becomes or is declared insolvent or bankrupt, is the subject of any proceedings relating to its liquidation, insolvency or for the appointment of a receiver or
            similar  officer for it, makes   an   assignment   for
            the benefit of all or substantially all of its creditors or enters into an agreement for the composition, extension or readjustment of all or substantially all of its obligations, then the other party may, by giving written notice thereof to such party, terminate this Agreement as of a date specified in such notice of termination

            (c)   Termination   for   Delayed    Completion.    In   the
            event the *** module of the Licensed Program has not passed the acceptance tests by *** (as described in Exhibit A), GI has the right to terminate this Agreement upon *** written notice. In the
            event  the  ***   module  of  the   Licensed   Program   has
            not  passed  the  acceptance  tests  by  ***  (as  described in Exhibit A), GI has the right to terminate this Agreement upon *** written notice.

      (d)   Termination   for   Convenience.   GI  may  terminate   this
            Agreement for convenience at any time after *** from the Effective Date, upon *** prior written notice ***.

      (e) Effect of Expiration or Termination. Upon the expiration or termination of this Agreement for any reason, GI will pay EDS for all services provided and expenses incurred through the effective date of such expiration or termination.  Further,  in  addition  to  any  other  rights that either party may have, the license granted herein will terminate, and GI will (i) promptly return to EDS all copies of the Licensed Program and the Documentation in GI's possession and completely erase the Licensed Program from GI's computer system; and (ii) execute and deliver to EDS a written certification that GI has complied with the requirements of this Section_15 and no longer retains any material relating to the Licensed Program or the Documentation.

      (f) Remedies for Failure to Perform. Subject to Section 15(a), if EDS materially defaults in the performance of the Services or fails to substantially perform the Services described on Exhibit A, then GI may elect, in addition to any other remedy available to it, upon written notice to EDS, to (i) terminate the Agreement as described in Section 15(e) and, subject to Section 17, receive from EDS an amount equal to that paid to EDS for the Services of which EDS is in default or has failed to substantially perform ; or (ii) continue development of the Licensed Program itself with an equitable reduction of the license fee based on the cost of completion of the Licensed
            Program;   ***.

***Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

            Expiration or termination of this Agreement for any reason will not release either party from any liabilities or obligations of this Agreement which (i) the parties have expressly agreed will survive any such expiration or termination or (ii) remain to be performed or by their nature would be intended to be applicable following any such expiration or termination.

16. Indemnities. EDS and GI will have the indemnity obligations set forth in Exhibit F.

17.   Liability.

      (a) General Limitation. Except for amounts owed, breaches of the confidentiality obligations and claims relating to personal injury and property damage, each party's liability to the other for any

Page 6.

            demonstrable direct damages arising out of or related to this Agreement, regardless of the form of action that imposes liability, whether in contract, equity, negligence, intended conduct, tort or otherwise, will be limited to and will not exceed, in the aggregate for all claims, actions and causes of action of every kind and nature, the sum of ***.

      (b) Limitation on Other Damages. In no event will the measure of damages payable by either party include, nor will either party be liable for, any amounts for loss of income, profit or savings or indirect, incidental, consequential, exemplary, punitive or special damages of any party, including third parties, even if such party has been advised of the possibility of such damages in advance, and all such damages are expressly disclaimed.

18. Excused Performance. Neither party will be deemed to be in default hereunder, or will be liable to the other, for failure to perform any of its non-monetary obligations under this Agreement for any period and to the extent that such failure results from any event or circumstance beyond that party's reasonable control, including acts or omissions of the other party or third parties, natural disasters, riots, war, civil disorder, court orders, acts or regulations of governmental bodies, labor disputes or failures or fluctuations in electrical power, heat, light, air conditioning or telecommunications equipment or lines, or other equipment failure, and which it could not have prevented by reasonable precautions or could not have remedied by the exercise of reasonable efforts.

***Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

19. Export Regulations. Each party shall comply with all applicable United States government laws, regulations, orders or other restrictions regarding export from the United States of computer hardware, software, technical data or derivatives of such hardware, software or technical data. Each Party will reasonably cooperate with the other and will provide to the other promptly upon request any end-user certificates, affidavits regarding re-export or other certificates or documents as are reasonably requested to obtain approvals, consents, licenses and/or permits required for any payment or any export or import of products or services under this Agreement. The provisions of this Section 19 will survive the expiration or termination of this Agreement for any reason.

20. Right to Engage in Other Activities. GI acknowledges and agrees that EDS may provide information technology services for third parties at any EDS facility that EDS may utilize from time to time for performing the EDS Services. The parties contemplate that each party may wish to license the Licensed Program or portions thereof to third parties. Accordingly, each party may market the Licensed Program and ***. Subject to *** and to the restrictions on the disclosure of confidential information set forth in Exhibit D, nothing in this Agreement will impair EDS' right to acquire,  license,  market,  distribute,
      develop  for  itself  or others  or  have  others   develop
      for  EDS  similar   technology performing the same or similar
      functions as the Licensed Program.

21. Notices. All notices under this Agreement will be in writing and will be deemed to have been duly given if delivered personally or by a nationally recognized courier service, faxed or mailed by registered or certified mail, return receipt requested, postage prepaid, to the parties at the addresses set forth herein. All notices under this Agreement that are addressed as provided in this Section 21, (a) if delivered personally or by a nationally recognized courier service, will be deemed given upon delivery, (b) if delivered by facsimile, will be deemed given when confirmed and (c) if delivered by mail in the manner described above, will be deemed given on the fifth business day after the day it is deposited in a regular depository of the United States mail. Either party may change its address or designee for notification purposes by giving notice to the other of the new address or designee and the date upon which such change will become effective.

Page 7.

***Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

22.   Public  Relations  and  Marketing  References.  No media  release, public announcement or similar disclosure relating to this Agreement or its subject matter shall be issued by either party without the other party's approval of the content of such release, announcement or disclosure prior to its release. This provision does not alter the restrictions on the disclosure of confidential information set forth in Exhibit D and, subject to Exhibit D, will not be construed so as to delay or restrict either party from disclosing any information required to be disclosed in order to comply with any applicable laws, rules or regulations. Notwithstanding the foregoing, each party will have the right to list the name of the other party or to make general  references  to  the  basic  nature  of  the  relationship
      between  the  parties  under  this  Agreement.   However,  neither
      party will have the right to describe generally the type of services being provided by EDS to GI under this Agreement in such party's promotional and marketing materials, including print, internet, radio, cable and broadcast mediums, without first obtaining the other party's approval.

23.   ***.

24.   Audit Rights.

      (a) General. Employees of each party and its auditors who are from time to time designated by such party and who agree in writing to the security and confidentiality obligations and procedures reasonably required by the other party will be provided with reasonable access to enable them to conduct audits of the other's performance of matters relevant to this Agreement, including (i) verifying the accuracy of EDS' charges to GI, (ii) verifying that the Services are being provided in accordance with this Agreement, and (iii) verifying the transaction numbers from which the royalty fees are determined. In any sublicense of the Licensed Program to a third-party, each party shall retain the right to audit such third-party's use of the Licensed Program in order to verify the transaction numbers on which the royalty fees are based.

      (b) Procedures. Such audits may be conducted once a year during reasonable business hours; provided, however, that the parties may agree to more frequent audits as deemed reasonably necessary. The requesting party will provide the other party with prior written notice of an audit. The responding party will cooperate in the audit, will make the information reasonably required to conduct the audit available on a timely basis and will assist the designated employees of the requesting party or its auditors as reasonably necessary. If the requesting party

***Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.



            requests resources beyond those resources then assigned to the account team under this Agreement who are able to provide reasonable assistance of a routine nature in connection with such audit, such resources will be provided at the requesting parties expense. Records that support EDS' performance of the Services and other matters relevant to this Agreement will be retained in accordance with the party's retention guidelines. Notwithstanding anything to the contrary in this Agreement, neither party will be required to provide access to its proprietary data. All information learned or exchanged in connection with the conduct of an audit, as well as the results of any audit, is confidential and will be subject to Section 11.

      (c) Results. Following an audit, the requesting party will conduct an exit conference with the other party to discuss issues identified in the audit and will give the other party a copy of any portion of the audit report pertaining to such party. The parties will review each audit issue and will determine (i) what, if any, actions will be taken in response to such audit issues, when and by whom and
            (ii)  which  party  will  be  responsible  for  the  cost of taking the actions necessary to resolve such issues. Any such determination will be based on the following criteria: (A) who the owner of the original deficiency is; (B) who has contractual responsibility for the improvement of internal controls; and (C) who owns the standards against which the audit is done. If any audit reveals that a party has underreported the number of transactions by ten percent (10%) or more, then that party shall bear the cost of the audit.

Page 8.

25. Other. Where agreement, approval, acceptance or consent of either party is required by this Agreement, such action will not be unreasonably withheld or delayed. The parties are independent contractors, and this Agreement will not be construed as constituting either party as partner, joint venturer or fiduciary of the other. If any provision (other than a provision relating to any payment obligation) of this Agreement or the application thereof to any persons or circumstances is, to any extent, held invalid or unenforceable, the remainder of this Agreement or the application of such provision to persons or circumstances other than those as to which it is invalid or unenforceable will not be affected thereby, and each provision of this Agreement will be valid and enforceable to the extent permitted by law. Nothing in this Agreement may be relied upon or will benefit any party other than EDS and GI. This Agreement (a) will be governed by the substantive laws of the State of Texas (without giving effect to any choice-of-law rules that may require the application of the laws of another jurisdiction), (b) may not be assigned by either party without the prior written consent of the other (except that EDS will have the right to perform the EDS Services itself and through its direct and indirect wholly-owned subsidiaries and to subcontract to unaffiliated third parties portions of the EDS Services, so long as EDS remains responsible for the obligations performed by any of its subsidiaries or subcontractors to the same extent as if such obligations were performed by EDS employees), (c) may not be changed or modified orally or through a course of dealing, but only by a written amendment or revision signed by the parties and (d) together with the exhibits attached hereto (each of which is incorporated into this Agreement by this reference), constitutes the entire agreement  of the  parties  with  respect  to the  subject  matter hereof, superseding any previous or contemporaneous representations, understandings or agreements with respect thereto.

In Witness Whereof, the parties have duly executed and delivered this Agreement by their duly authorized representatives as of the date first set forth above.

GALILEO INTERNATIONAL, L.L.C.             ELECTRONIC DATA SYSTEMS
                                          CORPORATION

By: /s/ Cheryl Ballenger                  By: Timothy M.
Pruitt
Title:  CFO                               Title: Client
Executive
Address: 9700 W. Higgins                  Address: Suite 500, 621 NW 53
                                           Street
Rosemont, IL                              Boca Raton, FL 33487
Date: 7/21/00                             Date:
7/18/2000


                                          EDS    INFORMATION    SERVICES
                                          L.L.C.

                                          By: Timothy M. Pruitt
                                          Title:  Client
Executive
                                          Address:
                                          Date:
7/18/2000
61520v1

                               Exhibit A

                              EDS Services



This Exhibit A sets forth the deliverables and Services EDS will perform for GI under this Agreement.

SERVICES

In accordance with the specifications set forth below, EDS shall develop an *** that includes ***, using as a basis its pre-existing *** software. Services shall include the following, as such may be more specifically described in the Agreement:

|X|   Project planning/scheduling
|X|   Preparation   of  Development   Plan,  in   cooperation   with  GI
   (including target dates and deliverables)
|X|   Architecting
|X|   High level and detail design
|X|   Coding
|X|   Assist GI in configuring and maintaining development and testing infrastructure
|X|   Test Planning - determine test conditions/scripts/anticipated responses (except for the acceptance test)
|X|   Building and maintaining test database/s for all data subjects -
   static/current data, incorporating test conditions
|X|   Testing - Unit, Package/String/Integration, Performance/Stress,
   System - (all aspects except Acceptance)
|X|   Managing software including change control
|X|   Software performance tuning
|X|   Resolving errors
|X|   Reporting project status
|X|   Documenting the system - functional and operational
|X|   Transferring knowledge to GI (including training, as described below)
|X|   Managing the development project tasks, which includes directing
   GI team members
|X|   Deliver software packages
|X|   Provide support assistance

***Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

1.1   SPECIFICATIONS

The  following  documents  contain  the  specifications  that define the
required   functionality   and  data  management   requirements  of  the
Licensed Program:

Functional  Specification  for  ***  Pricing  (Attachment 1 to
Exhibit A)
Functional  Specification  for ***  Pricing  (Attachment 2 to
Exhibit A)
Functional Specification for *** (Attachment 3 to Exhibit A) Data Management Specification (Attachment 4 to Exhibit A)

1.2   ACCEPTANCE CRITERIA

The  following   document  defines  the  Acceptance   Criteria  for  the
Licensed Program.

A - 1

Acceptance Criteria (Attachment 5 to Exhibit A)


TRAINING

At the commencement of this project and prior to being assigned to perform Services, GI development personnel will be required to attend training, at GI expense, in *** and/or ***. EDS will assist GI in arranging these classes.

EDS and GI shall cooperate during the performance of the Services to provide training and transfer of knowledge to GI personnel to enable GI to independently operate and maintain the Licensed Program.

For example, GI personnel will obtain training and transfer of knowledge by attending and participating in orientation training, architectural overview sessions, participation in the development and testing of the system and review and development of documentation. In addition, EDS will provide GI personnel detailed design and program reviews of any components of the Licensed Program that GI personnel were not sufficiently involved in to enable them to independently operate and maintain.

During the period after acceptance of the *** module of the Licensed Program and prior to acceptance of the *** module,
the  parties  agree  to  coordinate  all  maintenance   changes  to  the
Licensed Program.

A - 2

***Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

                               Exhibit B

                               GI's Role


B-1. Development Infrastructure. GI shall provide (at the times and places specified in the development plan, the infrastructure reasonably necessary for EDS' performance of the Services, including, but not limited to, the following:


-     Developer and Tester Workstations for GI personnel
-     IBM PC 300PL 600 MHz Pentium III
-     128 MB RAM
-     20 GB Hard drive
-     CD ROM
-     17" Color Monitor
-     Keyboard
-     Mouse
-     10/100 Mbps Ethernet adapter
-     Windows 98
-     Office 97
-     License for *** development software
-     License for Hummingbird software

-     Development and Test System Servers

- 2 Sun Microsystems Enterprise 4500 Servers with 10 400 Mhz processors each with:

-     8 Megabytes cache per processor
-     20 GB of main memory
-     4   18GB 10,000RPM hard drives
-     1 Gigabit Ethernet adapter
-     19" Color monitor
-     Keyboard
-     CDROM

      Note: For development and testing purposes, GI shall provide Sun Microsystems servers using the UltraSparc II or Ultrasparc III processor technology (or new or higher capacity Sun Microsystems servers).

- 1 Network Appliances Cluster f760 disk storage system with 200 GB of usable space
- 1 CISCO Ethernet Switch with suitable number of Gigabit and 10/100 Ethernet ports.
- T1, routers, firewalls and peripheral equipment for connectivity to development and test systems between the EDS facilities in Miami, Florida and the GI facilities in Denver CO.
-     1 HP Laserjet 8000 DN for use by GI personnel

***Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

B-2. Hardware. GI will provide to EDS access to such items of GI hardware and related equipment (including personal computers, terminals, printers, remote job entry workstations and similar equipment), as well as telecommunications lines and equipment, at the GI or EDS facilities as EDS reasonably requests in connection with the performance by EDS of the EDS Services.

B - 1.

B-3. Lack of Infrastructure or Inability to Access. If for any reason (including a determination that the costs and expenses associated with obtaining consents, licenses or other rights or with finding an alternative solution are unreasonable) GI declines or is unable to provide to EDS the above-described development infrastructure or the right to access any hardware, related equipment or software for any reason, EDS will be relieved of those of its obligations under this Agreement that are affected by such lack of infrastructure or access rights, and the parties will mutually agree in writing on any appropriate adjustments to this Agreement, whether with respect to the scope of the EDS Services, EDS' charges or otherwise.

B-4. Personnel Resources. GI will provide and make available to EDS appropriate management and technical personnel of GI who will work with EDS and will perform, on a timely basis, those activities referenced in Exhibit A, under the direction and guidance of EDS. Such technical personnel shall provide up to *** Man Months of developer time. If additional GI developer time is needed, provision of such resources shall be subject to GI's consent, which consent shall not unreasonably be withheld. In addition to technical personnel, other functional (i.e., faring and testing) expertise will be provided by GI. In addition, GI will cooperate with EDS through making available such personnel, management decisions, information, authorizations, approvals and acceptances in order that EDS' performance of the EDS Services may be properly, timely and efficiently accomplished.

B-5 Data Sources. GI shall be responsible for all expenses associated with data sources for GI's customers and shall grant EDS access to subscription information obtained from the data sources identified in the Data Management Specifications.

B - 2

***Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

                               Exhibit C

                                Payment


I.    LICENSE FEES:

      The fee for the Licensed Program shall be *** payable as follows:


-------------------------------------------------------------------------
                *** MODULE                   *** MODULE

-------------------------------------------------------------------------

-------------------------------------------------------------------------
         Amount           Due Date          Amount           Due Date

-------------------------------------------------------------------------

-------------------------------------------------------------------------
          ***         ***

-------------------------------------------------------------------------

-------------------------------------------------------------------------
          ***     Upon Acceptance            ***    Upon Acceptance

-------------------------------------------------------------------------

-------------------------------------------------------------------------
          ***        Semi-annually,          ***      Semi-annually,
                     commencing 6 months             commencing 6 months from
                      from the date of                the date of Acceptance
                    Acceptance and ending               and ending when the
                     when the aggregate                 aggregate amount of
                    amount of ***                        *** has been
                    has been fully paid.                    fully paid.

-------------------------------------------------------------------------

      1 Notwithstanding the foregoing, in the event that Acceptance by GI of the *** module of the Licensed Program has not
      occurred  by  ***  (the  ***   Target  Date"),   then
      payment of this and all subsequent installments of the License Fee applicable to such module shall be deferred until Acceptance of the *** module by GI; and an amount equal to *** for each 30-day period from the *** Target Date until Acceptance of the *** module by GI shall be credited against future installments of the License Fee. In the event Acceptance occurs prior to the *** Target Date, EDS shall

***Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

      receive a bonus of *** for each 30-day period between the date of Acceptance and the *** Target Date.

      2 In the event that Acceptance by GI of the *** module of the Licensed Program has not occurred by *** (the
     *** Target Date"), then payment of this and all subsequent installments of the License Fee applicable to such module shall be deferred until Acceptance of the *** module by GI; and an amount equal to *** for each 30-day period from the *** Target Date until Acceptance of the *** module by GI shall be credited against future installments of the License Fee. In the event Acceptance occurs prior to the *** Target Date, EDS shall receive a bonus of *** for each 30-day period between the date of Acceptance and the *** Target Date.

       "Acceptance" is defined as the module complying in all material aspects with the acceptance criteria document described in Exhibit A Attachment 5 or GI's use of the Licensed Program in a production environment.

II.   ***.

C - 1


      The provisions of this Section II will survive the expiration or termination of this Agreement for any reason.


      GI's EXISTING *** CUSTOMERS:


-------------------------------------------------------------------------
      ***

      EDS EXISTING *** CUSTOMERS:

      ***

C - 2.

***Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

III.  SERVICES:

      The rate for each EDS personnel performing the Services shall be *** per Man Month, plus reasonable expenses as described in the Agreement.

      There  shall  be a  maximum  aggregate  total  of *** Man  Months,
      exclusive   of  project   managers   and   contingent   upon  GI's
      compliance with its staffing requirements set forth in Exhibit B, billable to GI. In the event additional resources are needed to complete the Services in a timely manner, the performance of the Services shall continue at no additional cost to GI (other than the reimbursement of expenses) until ***, at which time GI shall pay for the Services at the above-specified rate, subject to a cap of *** per month for each undelivered module of the Licensed Program.


IV. Annual Rate Adjustments Using Hewitt Index. The parties acknowledge and agree to use the percent change in "Total Cash Compensation" for Systems Integration Job Families (the "Percent Change") as the basis for annual adjustments to rates to be paid by GI to EDS under this Agreement for additional EDS Services described in Section 2 (the "Hewitt Index Adjustable Charges"), as the Percent Change is either reported in the Hewitt Associates Index for Total Cash Compensation (the "Index") or as such Systems Integration Job Families information is otherwise made available by the management consulting firm of Hewitt Associates LLC (or another comparable measure published or made available by a mutually agreeable source should the Index no longer be published, the content or format of the Index substantially change or Hewitt Associates LLC no longer make comparable Systems Integration Job Families information available). Beginning on September 1, 2001 and for each
      September 1 thereafter during the term of this Agreement, an adjustment to the Hewitt Index Adjustable Charges will be made by increasing or decreasing the Hewitt Index Adjustable Charges by the Percent Change, using the Index as of September 1, 2000 as the basis for measuring the Percent Change. If an adjustment is not made on a September 1 for any reason, then the basis for measuring the Percent Change for the following September 1 will be same as the basis for measuring the Percent Change for the
      September  1  on  which  no  adjustment   was  made.  The  parties
      acknowledge and agree that EDS will adjust the Hewitt Index Adjustable Charges and will advise GI of such adjustment in writing so that the new charges will amend this Agreement and become effective on the applicable September 1. If no adjustment is made on a September 1 for any reason, EDS will advise GI in writing of such fact.

C - 3

***Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

                               Exhibit D

                            Confidentiality


D-1. Scope of Obligation. Except as otherwise expressly provided in this Agreement, EDS and GI each agrees that (a) all information communicated to it by the other and identified as confidential, whether before or after the date hereof, (b) all information identified as confidential to which it has access in connection with the EDS Services, whether before or after the date hereof, and (c) this Agreement and the parties' rights and obligations hereunder, will be and will be deemed to have been received in confidence and will be used only for purposes of this Agreement, and each of EDS and GI agrees to use the same means as it uses to protect its own confidential information, but in no event less than reasonable means, to prevent the disclosure and to protect the confidentiality thereof. No such information will be disclosed by the recipient party without the prior written consent of the other party; provided, however, that each party may disclose this Agreement and the other party's confidential information to those of the recipient party's attorneys, auditors, insurers (if applicable), subcontractors and full time employees who have a need to have access to such information in connection with their employment (or engagement, if applicable) by the recipient party, so long as the recipient party requires, in the case of its attorneys, auditors and insurers, that each of them execute a confidentiality agreement containing terms and conditions no less restrictive than those set forth in this Exhibit D and advises, in the case of its subcontractors and employees, each such subcontractor and employee of the confidentiality obligations set forth in this Exhibit D. In any event, compliance by each of the persons referenced in the preceding sentence with the confidentiality obligations set forth in this Exhibit D will remain the responsibility of the party employing or engaging such persons.

D-2. Exceptions. The foregoing will not prevent either party from disclosing information that belongs to such party or (i) is already known by the recipient party without an obligation of confidentiality other than under this Agreement, (ii) is publicly known or becomes publicly known through no unauthorized act of the recipient party, (iii) is rightfully received from a third party, (iv) is independently developed without use of the other party's confidential information or (v) is disclosed without similar restrictions to a third party by the party owning the confidential information. If confidential information is required to be disclosed pursuant to a requirement of a governmental authority, such confidential information may be disclosed pursuant to such requirement so long as the party required to disclose the confidential information, to the extent possible, provides the other party with timely prior notice of such requirement and coordinates with such other party in an effort to limit the nature and scope of such required disclosure; provided, however, that, in the event of a tax audit, (A) notice of a disclosure requirement in connection therewith will not be given, and (B) the parties will use commercially reasonable efforts to ensure that any confidential information that is subject to a valid request for delivery of a copy of such information (including a copy of this Agreement) to the taxing authority is not subject to further disclosure by it (such as by marking such information as a trade secret). If confidential information is required to be disclosed in connection with the conduct of any mediation or arbitration proceeding carried out pursuant to Section 13 of this Agreement, such confidential information may be disclosed pursuant to and in accordance with the approval and at the direction of the mediator or arbitrator, as the case may be, conducting such proceeding. Upon written request of the disclosing party at the expiration or termination of this Agreement for any reason, all documented confidential information (and all copies thereof) of the disclosing party will be returned to the disclosing party or will be destroyed, with written certification thereof being given to the disclosing party. The provisions of this Exhibit D will survive the expiration or termination of this Agreement for any reason.

                              Exhibit E

                  Warranties and Additional Covenants

E-1. Services. EDS represents and warrants that all EDS Services will be performed in a professional and workmanlike manner.

E-2. GI Information. GI represents and warrants that the information furnished by GI to EDS on which EDS based the description of the EDS Services and the charges to be paid by GI therefor, in each case as set forth in this Agreement, is accurate and complete in all material respects.

E-3. Viruses. Each party will use commercially reasonable measures to screen any software provided or made available by it to the other party hereunder for the purpose of avoiding the introduction of any "virus" or other computer software routine or hardware components which are designed (i) to permit access or use by third parties to the software of the other party not authorized by this Agreement, (ii) to disable or damage hardware or damage, erase or delay access to software or data of the other party or (iii) to perform any other similar actions.

E-4. Disabling Codes. EDS will not, without informing GI's representative, knowingly insert into the software used by it hereunder any code or other device which would have the effect of disabling, damaging, erasing, delaying or otherwise shutting down all or any portion of the EDS Services or the hardware, software or data used in performing the EDS Services. EDS will not invoke such code or other device at any time, including upon expiration or termination of this Agreement for any reason, without GI's prior written consent.

E-5.  Problem   Resolution   Support.  EDS   will   provide   support
      assistance to GI at no charge for 30 days following the Acceptance of each module of the Licensed Program (the 'Support Period'). During the Support Period if GI is unable to resolve a problem, GI will contact EDS who will provide technical direction and support for the resolution of the problem.


E-6. Authority; No Conflict. Each party warrants that it is authorized to enter into this Agreement and that its performance thereof will not conflict with any other agreement by which it is bound.

E-7. Disclaimer. EXCEPT AS OTHERWISE EXPRESSLY PROVIDED IN THIS EXHIBIT E, EDS MAKES NO REPRESENTATIONS OR WARRANTIES, EXPRESS OR IMPLIED, REGARDING ANY MATTER, INCLUDING THE MERCHANTABILITY, SUITABILITY, ORIGINALITY, FITNESS FOR A PARTICULAR USE OR
      PURPOSE, OR RESULTS TO BE DERIVED FROM THE USE, OF ANY INFORMATION TECHNOLOGY SERVICE, SOFTWARE, HARDWARE OR OTHER MATERIALS PROVIDED UNDER THIS AGREEMENT, OR THAT THE OPERATION OF ANY OF THE FOREGOING WILL BE UNINTERRUPTED OR ERROR-FREE.

                                  Exhibit F

                                 Indemnities


F-1.  Claims Relating to Personal Injury and Property Damage.

      (a) General. EDS and GI each will be responsible for any and all claims, actions, damages, liabilities, costs and expenses, including reasonable attorneys' fees and expenses (collectively, "Losses"), to their respective tangible personal or real property (whether owned or leased), and each party agrees to look only to its own insuring arrangements (if any) with respect to such Losses. EDS and GI each will be responsible for Losses for the death of or personal injury to any person (including any employee of either party) and Losses for damages to any third party's tangible personal or real property (whether owned or leased), in accordance with the law of the jurisdiction in which such Loss is alleged to have occurred. Subject to Section 16 of this Agreement and the procedures set forth below in Section F-4, each party will indemnify and defend the other party from any and all Losses arising out of, under or in connection with claims for which the indemnitor is responsible under the preceding sentence.

      (b) Waiver of Subrogation. EDS and GI waive all rights to recover against each other for any Loss to their respective tangible personal property (whether owned or leased) from any cause covered by insurance maintained by each of them, including their respective deductibles or self-insured retentions. EDS and GI will cause their respective insurers to issue appropriate waivers of subrogation rights endorsements to all property insurance policies maintained by each Party. Each Party will give the other written notice if a waiver of subrogation is unobtainable or obtainable only at additional expense. If the Party receiving such notice agrees to reimburse the other Party for such additional expense, the other Party will obtain such waiver of subrogation. If a waiver is unobtainable or if a Party elects not to pay the additional expense of a waiver, then neither Party nor their insurers will waive such subrogation rights.

F-2.  Infringement Claims.

      (a) General. Subject to Section 16 of this Agreement, the limitations set forth below in this Section F-2 and the procedures set forth below in Section F-4, EDS and GI each agrees to defend the other party against any third party action to the extent that such action is based upon a claim that the software (other than third party software) or confidential information provided by the indemnitor, or any part thereof, (i) infringes a copyright perfected under United States statute, (ii) infringes a patent granted under United States law or (iii) constitutes an unlawful disclosure, use or misappropriation of another party's trade secret. The indemnitor will bear the expense of such defense and pay any Losses that are attributable to such claim finally awarded by a court of competent jurisdiction.

      (b) Exclusions. Neither EDS nor GI will be liable to the other for claims of indirect or contributory infringement. The indemnitor will have no liability to the indemnitee hereunder if (i) the claim of infringement is based upon the use of software provided by the indemnitor hereunder in connection or in combination with equipment, devices or software not supplied by the indemnitor or used in a manner for which the software was not designed, (ii) the indemnitee modifies any software provided by the indemnitor hereunder and such infringement would not have occurred but for such modification, or uses the software in the practice of a patented process and there would be no infringement in the absence of such practice, or (iii) the claim of infringement arises out of the indemnitor's compliance with specifications provided by the indemnitee and such infringement would not have occurred but for such compliance.

      (c) Additional Remedy. If software or confidential information becomes the subject of an infringement claim under this Section F-2, or in the indemnitor's opinion is likely to become the subject of such a claim, then, in addition to defending the claim and paying any damages and attorneys' fees as required above in this Section F-2, the indemnitor may, at its option and in its sole discretion, (A) replace or modify the software or confidential information to make it noninfringing or cure any claimed misuse of another's trade secret, provided it retains its functionality and performance or (B) procure for the indemnitee the right to continue using the software or confidential information pursuant to this Agreement. Any costs associated with implementing either of the above alternatives will be borne by the indemnitor but will be subject to Section 17 of this Agreement. If neither alternative is pursued by, or (if pursued) is available to, the indemnitor, (x) the indemnitee will return such software or confidential information to the indemnitor and
            (y) if requested by the indemnitee in good faith, the parties will negotiate, pursuant to Section 14 of this Agreement but subject to Section 17 of this Agreement, to reach a written agreement on what, if any, monetary damages (in addition to the indemnitor's obligation to defend the claim and pay any damages and attorneys' fees as required above in this Section F-2) are reasonably owed by the indemnitor to the indemnitee as a result of the indemnitee no longer having use of such software or confidential information. The payment of any such monetary damages will be the indemnitee's sole and exclusive remedy for the inability of the indemnitor to implement either of the above alternatives.

F-3 Third Party Indemnification of EDS. Without limiting EDS' liability to GI under this Agreement, each of the Parties acknowledge that by entering into and performing its obligations under this Agreement EDS will not assume and should not be exposed to the business and operational risks associated with GI's business, and GI therefore agrees, subject to Section 17 of this Agreement and the procedures set forth below in Section F-4, to indemnify and defend EDS and hold EDS harmless from any and all third party Losses arising out of the conduct of GI's business, including the use by GI of the Services.

F-4. Procedures. The indemnification obligations set forth in this Exhibit F will not apply unless the party claiming indemnification: (a)
      notifies the other promptly in writing of any matters in respect of which the indemnity may apply and of which the notifying party has knowledge, in order to allow the indemnitor the opportunity to investigate and defend the matter; provided, however, that the failure to so notify will only relieve the indemnitor of its obligations under this Exhibit F if and to the extent that the indemnitor is prejudiced thereby; and (b) gives the other party full opportunity to control the response thereto and the defense thereof, including any agreement relating to the settlement thereof; provided, however, that the indemnitee will have the right to participate in any legal proceeding to contest and defend a claim for indemnification involving a third party and to be represented by legal counsel of its choosing, all at the indemnitee's cost and expense. However, if the indemnitor fails to promptly assume the defense of the claim, the party entitled to indemnification may assume the defense at the indemnitor's cost and expense. The indemnitor will not be responsible for any settlement or compromise made without its consent, unless the indemnitee has tendered notice and the indemnitor has then refused to assume and defend the claim and it is later determined that the indemnitor was liable to assume and defend the claim. The indemnitee agrees to cooperate in good faith with the indemnitor at the request and expense of the indemnitor.



Exhibit 10.3

                           Printed in U.S.A.
AT&T COMMUNICATIONS                              Contract Tariff No. 10906
Adm. Rates and Tariffs                              1st Revised Title Page
Bridgewater, NJ  08807                         Cancels Original Title Page
Issued:  August 31, 2000                     Effective:  September 1, 2000
                             Original Tariff Effective:  January 9, 1999

                         CONTRACT TARIFF NO. 10906

                                TITLE PAGE


C

This Contract Tariff applies to AT&T Software Defined Network Services; AT&T Concert Virtual Network Service; AT&T Concert Inbound Service; AT&T 800 Services; AT&T Private Line Services; AT&T InterSpan Frame Relay Service; AT&T International Satellite Service; AT&T Local Channel Services and AT&T Conference Services for interstate or foreign communications in accordance with the Communications Act of 1934, as amended.

Telecommunication services provided under this Contract Tariff are furnished by means of wire, radio, satellite, fiber optics or any suitable technology or combination of technologies.



Adm. Rates and Tariffs                                  5th Revised Page 1
Bridgewater, NJ  08807                          Cancels 4th Revised Page 1
Issued:  October 30, 2000                     Effective:  October 31, 2000

                         CONTRACT TARIFF NO. 10906

                                CHECK SHEET

The Title Page and Pages 1 through 28 inclusive of this tariff are effective as of the date shown. Original and revised pages as named below contain all changes from the original tariff pages that are in effect on the date shown.

          Number         of          Revision          Number         of
Revision                  Number of Revision
Page      Except     as      Indicated      Page      Except     as
Indicated          Page    Except as Indicated
Title                               1st                               11
1st                  22             1st
1                                5th*                                 12
1st                  23             3rd*
4                                 1st                                 13
1st                  24             1st
5                                1st                                13.1
Orig                 24.0           Orig
5.1                                Orig                               14
4th*                 24.1           1st
6                                1st                                14.1
Orig                 24.2           1st
6.1                                Orig                               15
2nd                  24.3           1st
7                                5th*                                 16
3rd                  25             4th*
8                                1st                                16.1
1st*                 26             Orig
9                                 2nd                                 17
2nd                  27             Orig
10                                 1st                                18
1st                  28             1st*
                                    19              1st
                                    21              1st
New or revised page

                             TABLE OF CONTENTS

Page
Check Sheet........................................................   1
List of Concurring, Connecting and Other Participating Carriers....   1
Explanation of Symbols - Coding of Tariff Revisions................   1
Trademarks and Service Marks.......................................   2
Explanation of Abbreviations.......................................   2
General Provisions.................................................   3
Contract Summary...................................................   4

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



AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  1st Revised Page 2
Bridgewater, NJ  08807                             Cancels Original Page 2
Issued:  April 28, 2000                            Effective:  May 1, 2000

TRADEMARKS AND SERVICE MARKS - The following marks, to the extent, if any, used throughout this tariff, are trademarks and service marks of AT&T Corp.

                 Trademarks                 Service Marks
                 None                       ACCUNET
                                            DATAPHONE
                                            InterSpan
                                            MEGACOM
                                            OneNet
                                            READYLINE
                                            USADirect

EXPLANATION OF ABBREVIATIONS

Adm.               -  Administrator
CISD               -  Customer's Initial Service Date
GMUC               -  Gross Monthly Usage Charges
GSDN               -  Global Software Defined Network
IOCs               -  Inter Office Channels
kbps               -  kilobits per second
MARC               -  Minimum Annual Revenue Commitment
Mbps               -  Megabits per second
OneNet             -  Software  Defined  Network  Integrated  Outbound  and
                      Inbound Optional Discount Plan
SDN                -  Software Defined Network

                           GENERAL PROVISIONS

I. Term Start Date and Customer's Initial Service Date - For the Services Provided under this Contract Tariff, the date on which the term of this Contract Tariff begins is referred to as the Term Start Date (TSD), which shall be the first day of the Customer's 1st full billing month following the Customer's Initial Service Date (CISD) for the AT&T SDN Services/AT&T 800 Services. The rates and discounts specified in this Contract Tariff will apply commencing at the CISD. For AT&T SDN Services/AT&T 800 Services and associated AT&T Terrestrial 1.544 Mbps Local Channel Services and AT&T Concert VNS, Concert Inbound Service and AT&T Conference Services the CISD can be no sooner, but can be later, than: (1) the first day of the first full billing month following the later of the Contract Tariff Effective Date (CTED) or the date on which AT&T accepts the Customer's order for the Services Provided hereunder ("Acceptance Date"), when the later of such dates is on or before the 10th of a month, or (2) the first day of the second full billing month following the later of the CTED or the Acceptance Date, when the later of such dates is after the 10th of a month. For AT&T Private Line Services, AT&T InterSpan Frame Relay Service, AT&T International Satellite Service and AT&T Local Channel Services, the CISD is the date that the Customer begins service under this Contract Tariff.



AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                     Original Page 3
Bridgewater, NJ  08807
Issued:  January 8, 1999                       Effective:  January 9, 1999

                  ** All material on this page is new. **

                      GENERAL PROVISIONS (continued)

II. Detariffing - If during the term of this Contract Tariff, the AT&T Tariffs referenced herein ("Applicable AT&T Tariffs") are detariffed in whole or in part pursuant to a statutory change, order or requirement of a governmental or judicial authority of competent jurisdiction, then following such detariffing:

(i) the terms and conditions for the Services Provided will remain the same as those in this Contract Tariff, except that the relevant terms and conditions contained in the Applicable AT&T Tariffs will remain the same as those in effect as of the date AT&T detariffs in whole or in part those Applicable AT&T Tariff provisions, and will be incorporated as part of this Contract Tariff, and

(ii) the rates for the Services Provided will be:

      (a) to the extent Applicable AT&T Tariff provisions remain filed and effective, those rates specified in such Applicable AT&T Tariff provisions, as amended from time to time; and

      (b) to the extent that this Contract Tariff contains specific rates or rate schedules that would apply in lieu of (or in addition to) the rates or rate schedules in Applicable AT&T Tariffs, such specific Contract Tariff rates and rate schedules; and

      (c) to the extent Applicable AT&T Tariff provisions are detariffed, and (b) preceding does not apply, those rates specified in the applicable AT&T Price Lists, as amended from time to time.

In all cases (a, b or c), the applicable rates shall continue to be subject to any discounts, waivers, credits, and restrictions on rate changes that may be contained in this Contract Tariff. Where rates and rate changes (both increases and decreases) would have been calculated by reference to a tariff rate that has been detariffed, rates and rate changes shall instead be calculated during the term of this Contract Tariff by reference to applicable AT&T Price Lists and (to the extent changes to tariff rates were permitted under this Contract Tariff) AT&T shall have the right to change its Price Lists from time to time.

All references to the AT&T Tariffs in this Contract Tariff shall be construed to mean the AT&T Tariffs specified herein, as well as the documents which will replace those tariffs, including the AT&T Price Lists, when AT&T cancels those tariffs.


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  1st Revised Page 4
Bridgewater, NJ  08807                             Cancels Original Page 4
Issued:  August 31, 2000                     Effective:  September 1, 2000

                         CONTRACT TARIFF NO. 10906

1.  Services Provided

A.  AT&T  Software  Defined  Network (SDN) Services (AT&T Tariff F.C.C.
No. 1)

B. AT&T Concert Virtual Network Service (Concert VNS) and Concert Inbound Service (Concert IS) (AT&T Tariff F.C.C. No. 1)

C.  AT&T 800 Services (AT&T Tariff F.C.C. Nos. 2 and 14)

D.  AT&T Private Line Services (AT&T Tariff F.C.C. No. 9)

The  International  AT&T  Private  Line  Services  to Canada  and Mexico
consist  of  IOCs  and  associated   components   which  include  Office
Functions, Office Connections and Channel Options.

E.  AT&T InterSpan Frame Relay Service (FRS)(AT&T Tariff F.C.C. No. 4)

F.  AT&T International Satellite Service (AT&T Tariff F.C.C. No. 7)

G.  AT&T Local Channel Services (AT&T Tariff F.C.C. No. 11)

H.  AT&T Conference Services (AT&T Tariff F.C.C. No. 1)

The  Customer  must  identify  with  each  order  for  AT&T   Conference
Services  that such  services  are to be  provided  under this  Contract
Tariff.

2.  Contract  Term;  Renewal  Options - The term of this Contract Tariff
(CT) is 6 years and 6 months. This CT may be renewed in its entirety for an additional 1 year period at the rates, terms and conditions then in effect under this CT, provided AT&T receives in writing, the Customer's order to renew at least 45 days prior to the last day of the initial term. The Minimum Total Revenue Commitment (MTRC) for the renewal term is $12,500,000. Provided the Customer has met the MTRC for the renewal term, the Customer may discontinue this CT upon thirty days written notice at any time during the renewal term.


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  1st Revised Page 5
Bridgewater, NJ  08807                             Cancels Original Page 5
Issued:  August 31, 2000                     Effective:  September 1, 2000

3.  Minimum Commitments/Charges

A. Minimum Annual Revenue Commitment - The Minimum Annual Revenue Commitment (MARC) for the AT&T Services provided under this CT is as follows:


CT TERM YEAR          YEAR 1        YEAR 2        YEAR 3        YEAR 4
MARC               $40,000,000    $25,000,000   $25,000,000   $25,000,000

CT TERM YEAR         YEAR 5         YEAR 6     Months 73-78
MARC               $25,000,000   $25,000,000    $12,500,000

Beginning at the end of year 2 of the CT Term, and upon written notice to AT&T at least 30 days prior to any anniversary of the TSD, the Customer may elect to reduce the MARC where the Customer and AT&T are unable to agree regarding the appropriateness of rates for the Services Provided in light of changes in technology, regulatory requirements or marketplace conditions. Thereafter, the MARC for the current year of the CT Term shall be reduced by an amount equal to 10% multiplied by the number of months remaining in the current year of the CT Term divided by 12, and the MARC for subsequent years of the CT Term, if any, shall also be reduced by 10%. The MARC shall not be reduced more than $2,500,000 in any year of the CT Term. The MARC cannot be lower than $18,700,000. The Customer may make this election to reduce the MARC only once during any 12-month rolling period. The Customer may not, however, reduce the MARC pursuant to this paragraph if (1) the Customer is not current in payment to AT&T for all undisputed charges due under this CT, or if (2) the Customer did not satisfy the MARC during the previous year. The Customer may not elect to reduce the MARC in the last 6-month period of the CT Term.

The MARC will be satisfied by the "MARC-eligible charges" which are the total of the following charges:

(1) Gross Monthly Usage Charges (GMUC) as specified in the SDN Integrated Outbound and Inbound Option Discount Plan (OneNet) in AT&T Tariff F.C.C. No. 1, as amended from time to time, (including undiscounted recurring charges for AT&T SDN Services Optional Features, AT&T 800 Services Optional Features and AT&T Advanced 800 Service), and Concert Inbound Service GMUCs for the Services provided under this CT;

(2) the undiscounted recurring charges incurred by the Customer for AT&T Private Line Services consisting of the following Domestic services: ACCUNET Spectrum of Digital Services (ASDS), ACCUNET T1.5 Service, ACCUNET T32 Service, ACCUNET T45 Service, ACCUNET Fractional T45 Service, DATAPHONE Digital Services (DDS), ACCUNET Primary Rate Interface (PRI), ACCUNET SONET T155 Service, AT&T Private Line SONET OC12 Services;

(3) the undiscounted recurring charges incurred by the Customer for AT&T International Private Line Services consisting of the following:
Voice Grade Private Line Service-Overseas Half Channels, International ACCUNET T1.5 Service-Canada, International ACCUNET T1.5 Service-Mexico, International ACCUNET T45 Service-Canada, International ACCUNET 2.048 Mbps Service-Mexico, International ASDS-Canada, International ASDS-Mexico, International DDS-Canada, International DDS-Mexico, International ACCUNET Digital Services-Half Channel, and International Full Channel Service-Overseas;

   Certain regulations previously found on this page can now be found on Page 5.1


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                   Original Page 5.1
Bridgewater, NJ  08807
Issued:  August 31, 2000                     Effective:  September 1, 2000

T
3.A.  Minimum Annual Revenue Commitment (continued)

(4) the undiscounted recurring charges for AT&T InterSpan Frame Relay Service and AT&T Regional Frame Relay;

(5)  the   undiscounted   recurring   charges  for  AT&T   International
Satellite Service consisting of: AT&T International Satellite Shared Earth Station Service-Half Channel;

(6) the undiscounted recurring charges for AT&T Local Channel Services consisting of: AT&T Voice Grade Local Channel Services, AT&T Digital Data Local Channel Services, AT&T ACCUNET Generic Digital Access
Services, AT&T Terrestrial 1.544 Mbps Local Channel Services, AT&T Terrestrial 45 Mbps Local Channel Services, AT&T Fractional Terrestrial 45 Mbps Local Channel Services,

(7) the GMUCs for the AT&T Conference Services consisting of the following: Audio-Teleconference Bridge-Dial-Out Conference-Domestic and International, Meet-Me Bridge Arrangement Options 2 and 3-Domestic and International, AT&T Event TeleConference Service-Domestic and International (including charges for AT&T Conference Services Optional Features as agreed to by AT&T and the Customer); and

   Certain regulations on this page formerly appeared on Page 5.



AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  1st Revised Page 6
Bridgewater, NJ  08807                             Cancels Original Page 6
Issued:  August 31, 2000                     Effective:  September 1, 2000

3.A.  Minimum Annual Revenue Commitment (continued)


(8) AT&T Wireless Service (AWS) ordered under a separate contract between the Customer and AT&T through the Corporate Digital Advantage
(CDA) Program,  in approved AWS Markets only,  limited to the following:
(a) Detail Billing Charges, (b) charges for additional Cellular Service features (excluding enhanced features), (c) one-time charges for Service Activation, conversion and charges for changing rate plans, (d) Monthly Access Charges, (e) Home Airtime Charges, (f) Roaming Airtime Charges (and roaming surcharges) incurred while roaming in AWS Markets, (g) AT&T 10288 Cellular Long Distance calls associated with the CDA program.

(9) alternative communications capabilities, which have been ordered under a separate contract between the Customer and AT&T, and which have been designated by AT&T in writing to the Customer prior to the Customer signing an order for this Contract Tariff.

(10) the undiscounted recurring charges incurred by the Customer for AT&T ACCU-Ring Network Access Service which have been ordered under a separate contract between the Customer and AT&T, excluding Special Construction Charges and Individual Case Basis contracts.

In the event of a chronic network outage for Service Provided under this CT, which results in the Customer's inability to meet the MARC for the current year of the CT Term, the Customer may elect to reduce the MARC for the remainder of the CT Term by the undiscounted amount of the affected contributing service which experienced the chronic outage. The Customer must give AT&T thirty days written notice of its intent to reduce the MARC.


If, on any anniversary of the TSD and at the end of the CT Term or renewal term, the Customer has failed to satisfy the MARC/MTRC, the Customer will be billed a shortfall charge in an amount equal to 50% of the difference between the MARC and the total of the actual MARC-eligible charges incurred for that year, or the last 6-month period of the CT Term, as applicable.

4. Contract Price - AT&T reserves the right to increase or decrease from time to time the rates for the Services Provided under this CT, regardless of any provisions in this CT that would otherwise stabilize rates or limit rate increases, relating to charges imposed on AT&T stemming from an order, rule or regulation of the Federal
Communications   Commission  or  a  court  of  competent   jurisdiction,
concerning: (i) payphone use charges, and (ii) presubscribed interexchange carrier charges ("PICCs"). AT&T will make rate adjustments under this provision as necessary. However, the Customer will receive Connected Pricing for AT&T SDN Integrated Outbound and Inbound Optional Discount Plan as specified in AT&T Tariff F.C.C. No. 1, as amended from time to time.

A. The Contract Price for the AT&T Services provided under this CT is the same as the undiscounted Recurring and Nonrecurring Rates and Charges specified in AT&T Tariffs listed in Section 1., preceding, as amended from time to time, except for those Rates specified in Section 7., following.


   Certain material previously found on this page can now be found on Page 6.1.


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                   Original Page 6.1
Bridgewater, NJ  08807
Issued:  August 31, 2000                     Effective:  September 1, 2000

5. Discounts - The following discounts are the only discounts for the Services Provided under this Contract Tariff. No other discounts apply.

A. AT&T SDN Services/AT&T 800 Services - The Customer will receive the following discounts, each month, in lieu of those provided by the OneNet Discount Option Plan. These discounts will be applied in the same manner as the OneNet Discount Option Plan as specified in AT&T Tariff F.C.C. No. 1, as amended from time to time.


                                                           Discount
                                                           applied to
                                                           International
                               Discount applied to         SDN Usage &
                               Domestic SDN and Domestic   Concert VNS
For Gross Monthly              & International 800         GMUCs (U.S. to
Usage Charges of:              Services Usage              foreign)
Between $0 and $999,999,999               43.0%                 38.0%
over $999,999,999                         00.0%                 00.0%



   Certain material on this page formerly appeared on Page 6.


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  5th Revised Page 7
Bridgewater, NJ  08807                          Cancels 4th Revised Page 7
Issued:  October 30, 2000                     Effective:  October 31, 2000

5. Discounts (continued)

B.  AT&T Private Line and AT&T Local Channel Services

1. The Customer will receive the following discounts, each month, in lieu of the MultiService Volume Pricing Plan (MSVPP) discounts. These discounts will be applied in the same manner as the MSVPP discounts as specified in AT&T Tariff F.C.C. Nos. 9 and 11, as amended from time to time.


   Service Components                                        Discount
   Domestic ASDS 9.6/56/64 kbps                                 46%
   Domestic ASDS 128 kbps and above                             54%
   Domestic DDS                                                 63%
   Domestic ACCUNET T1.5                                        70%
   Domestic ACCUNET T32                                         65%
   Domestic ACCUNET T45                                         65%
   Domestic ACCUNET Fractional T45                              70%
   AT&T  VGLCs and AT&T  DDLCs at speeds of 9.6 kbps & below    40%
   (all USOCs)
   AT&T DDLCs at speeds of 56/64 kbps (all USOCs)               40%
   AT&T ACCUNET GDA at speeds of 9.6/56/64 kbps                 40%
   AT&T   Terrestrial   1.544  Mbps  Local  Channel  Service    38%
   (excluding the components in Section 5.C., following)

2. The Customer will receive the following discounts, each month, on the Monthly Recurring Charges for which is in lieu of any other discounts.

   Service Components                                        Discount
   AT&T Terrestrial 45 Mbps Local Channels                      28%


X 2nd Revised Page 7 was not incremented to 3rd Revised Page in the material which was filed under Transmittal No. 7933 and became effective on 8/31/00. This filing corrects that error.


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  1st Revised Page 8
Bridgewater, NJ  08807                             Cancels Original Page 8
Issued:  August 31, 2000                     Effective:  September 1, 2000

5.  Discounts (continued)

C. AT&T Terrestrial 1.544 Mbps Local Channel Services - The Customer will receive the following discounts, each month, on the Monthly Recurring Charges for AT&T Terrestrial 1.544 Mbps Local Channels and the associated Access Coordination Functions included in this Section which are in lieu of the discounts specified in Section 5.B., preceding.


  Service Components                                             Discount


  24 Channel  Terrestrial  1.544 Mbps  Local  Channels  under an   38%
  Access Value Plan (AVP)** and associated  Access  Coordination
  Function

**An  AVP  is  available  to   Customers   that  connect   their  AT&T
Terrestrial 1.544 Mbps Local Channel Service to an AT&T Switched Service or multiplexor provided under this Contract Tariff. An AVP allows the Customer the use of all of the 24 channels in an AT&T Terrestrial 1.544 Mbps Local Channel.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  2nd Revised Page 9
Bridgewater, NJ  08807                          Cancels 1st Revised Page 9
Issued:  August 31, 2000                     Effective:  September 1, 2000

5.  Discounts (continued)

D.  AT&T InterSpan Frame Relay Services

1. The Customer will receive a discount of 50%, each month, in lieu of the FRVPP discounts. This discount will be applied to the sum of the Domestic Access Port Monthly Charges, and to the FRVPP-Eligible FRS Charges in the same manner as the FRVPP discounts as specified in AT&T Tariff F.C.C. No. 4, as amended from time to time. This discount does not apply to the Alaska PVC Charges specified in Section 7., following.


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 10
Bridgewater, NJ  08807                            Cancels Original Page 10
Issued:  August 31, 2000                     Effective:  September 1, 2000

5.  Discounts (continued)

E.  AT&T  International  Satellite and International  AT&T Private Line
Services

1. The Customer will receive the following discounts each month on the undiscounted recurring charges for service components for AT&T International Satellite Service and International AT&T Private Line Services provided under this CT.


  Service Components                                               Discount
  International Voice Grade Private Line Service-Overseas Half        30%
  Channel
  International ACCUNET T1.5 Service-Canada                           50%
  International ACCUNET T1.5 Service-Mexico                           50%
  International ACCUNET T45 Service-Canada                            50%
  International ACCUNET 2.048 Mbps Service-Mexico                     50%
  International ASDS Canada-64 kbps and below                         30%
  International ASDS Canada-128 kbps and above                        40%
  International ASDS-Mexico-64 kbps and below                         30%
  International ASDS-Mexico-128 kbps and above                        40%
  International DDS-Canada                                            40%
  International DDS-Mexico                                            40%
  International ACCUNET Digital Services-Half Channel                 50%

  International Satellite Shared Earth Station Service-Half           45%
  Channel


2. The Customer will receive a 40% discount, each month, on AT&T International Full Channel Service-Overseas which are in lieu of any other discounts.



AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 11
Bridgewater, NJ  08807                            Cancels Original Page 11
Issued:  August 31, 2000                     Effective:  September 1, 2000

5.E. AT&T International Satellite and International AT&T Private Line Services (continued)

3. The Customer will also receive the following discounts in any month that the Customer's total undiscounted charges for the "MARC-eligible" AT&T International Private Line and AT&T International Satellite Services and AT&T International Full Channel
Service-Overseas, AT&T Tariff F.C.C. Nos. 7 and 9 service components provided under this CT exceed $200,000. This additional discount will be determined based on the total monthly undiscounted charges as specified below and will be applied to the entire eligible charges for that month as shown in the following example: If the Customer's total monthly undiscounted charges for the "MARC-eligible" AT&T International Private Line Services and AT&T International Satellite Service and AT&T International Full Channel-Overseas are $300,000, and the discount to be applied is 3%, then the Customer will receive a discount amount of $9,000 ($300,000 x .03 = $9,000). The amount of such additional discount, if any, will be applied as a credit to the Customer's bill for the "MARC-eligible" AT&T International Private Line and AT&T International Satellite Services and AT&T International Full Channel Service-Overseas provided under this Contract Tariff.


Total Monthly Charges                             Discount

$0 up to $200,000                                     0%
over $200,000 up to $300,000                          3%
over $300,000 up to $400,000                          5%
over $400,000 up to $500,000                         10%
over $500,000                                        12%


F. AT&T Conference Services - For AT&T Dial-Out/Operator Assisted Conference Calls a 40% discount will apply, each month, for the
Audio-Teleconference Bridge transport for Canada, Mexico and International Gross Monthly Usage Charges (excluding charges associated with AT&T Event Teleconference Services).


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 12
Bridgewater, NJ  08807                            Cancels Original Page 12
Issued:  August 31, 2000                     Effective:  September 1, 2000

6.  Classifications, Practices and Regulations

A.  Except   as   otherwise   provided   in  this  CT,  the  rates  and
regulations   that  apply  to  the   Services   Provided   specified  in
Section 1., preceding, are as set forth in the Applicable AT&T Tariffs that are referenced in Section 1., preceding, as such tariffs are amended from time to time.


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 13
Bridgewater, NJ  08807                            Cancels Original Page 13
Issued:  August 31, 2000                     Effective:  September 1, 2000

6.  Classifications, Practices and Regulations (continued)


C. Promotions, Credits and Waivers - The Customer is ineligible for any promotions, credits or waivers for the Services Provided under this CT, which are filed or which may be filed in the AT&T Tariffs specified in Section 1., preceding, except for the Advanced 800 Feature Routing Plan Option as specified in AT&T Tariff F.C.C. No. 2, as amended from time to time.


The following credits and waivers will be applied to the Customer's bill subject to the following limitations: (1) all credits and waivers apply only to the Services Provided under this CT and as specified below; (2) any waiver not applied by the end of the CT will be declared null and void; (3) installation and monthly charge waivers apply only to new and existing service components (unless otherwise specified below) and do not apply to service components disconnected and reconnected after the CISD; (4) the service components must remain in service for a minimum period of 12 months (unless otherwise specified below); and (5) the credits/waivers under this section do not apply to Bandwidth Manager Service (BMS/BMS-E), Access Protection Service (APC) and Network Protection Service (NPC). If any of the installed services components are disconnected prior to the end of the minimum retention period, AT&T will bill the Customer for the amount of the charges that had been waived under this section for each service component disconnected. Any such bill must be paid by the Customer within 90 days.

The  following  charges,  as  specified  in the AT&T  Tariffs  listed in
Section 1., preceding, as amended from time to time, are waived.

1.Nonrecurring Charges

(a)  The  SDN Service  Establishment  Charge,  not to exceed  $10,000 over the CT Term.
(b) The Service Establishment Charges for new AT&T MEGACOM 800 Services Routing Arrangements.
(c)  The   Installation  Charge  for  Primary  Rate  Interface  (PRI)
Office Functions.
(d) Network Remote Access (NRA) Options: The nonrecurring Installation Charges for NRA I, II, and IV.

(e) The Installation Charges for ASDS, ACCUNET T1.5, ACCUNET T32, ACCUNET T45 and ACCUNET Fractional T45 Services MSVPP-eligible service components and associated Function Connections. For Years 1-3 following TSD, the minimum period of 12 months does not apply if the Customer elects to continue the components in other AT&T services.

(f)  The    Installation    Charges   on   service   components   for
International ASDS-Canada, International ASDS-Mexico, International ACCUNET T1.5 Service-Canada, International ACCUNET T1.5 Service-Mexico, International ACCUNET T45 Service-Canada and International 2.048 Service-Mexico. For Years 1-3 following TSD, the minimum period of 12 months does not apply if the Customer elects to continue the components in other AT&T services.

(g) ACCUNET T1.5 Service Access Connections associated with the AT&T SDN and AT&T 800 Services provided under this Contract Tariff.

(h) The Installation Charges for FRVPP-Eligible FRS Components and Domestic Access Ports. For Years 1-3 following TSD, the minimum period of 12 months does not apply if the Customer elects to continue the components in other AT&T services.

   Certain regulations previously found on this page can now be found on Page 13.1.


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  Original Page 13.1
Bridgewater, NJ  08807
Issued:  August 31, 2000                     Effective:  September 1, 2000


6.C.1.  Nonrecurring Charges (continued)

(i)  The   Installation  Charges  for  AT&T  Local  Channel  Services
MSVPP-eligible    service   components   (excluding   AT&T   Terrestrial
1.544 Mbps   Local   Channels   subscribed  to  under  an  Access  Value
Arrangement (AVA) or an Access Value Plan (AVP)), but including those local channels and Access Coordination Functions as specified in
Section 5.C., preceding.

(j) AT&T will waive the Set-up Charge for each called station established on the conference with the assistance of an operator.

(k)  AT&T  will  waive  the  nonrecurring  Charge  for  each  Meet-Me
Bridge arrangement.


   Certain regulations on this page formerly appeared on Page 13.



AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 4th Revised Page 14
Bridgewater, NJ  08807                         Cancels 3rd Revised Page 14
Issued:  October 30, 2000                     Effective:  October 31, 2000

6.C.1.  Nonrecurring Charges (continued)

(l) The Installation Charges for each AT&T ACCUNET SONET T155 Service and AT&T Private Line SONET OC12 Services Access Connection and Function Connection as specified in AT&T Tariff F.C.C. No. 9, provided such service components are associated directly with the Services provided under this CT.

(m)  The Installation Charges for AT&T Concert Inbound Services.

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

(c) The recurring Monthly Charges for each MSVPP-eligible service component for DDS Subrate Data Multiplexors and ASDS Subrate Data Multiplexors (excluding Access Connections to AT&T Switched Services) as specified in AT&T Tariff F.C.C. No.9, as amended from time to time. There is no minimum retention period associated with this waiver.

(d)  The  recurring  Monthly  Charges  for each  Analog  and  Digital
Multipoint Charge, as specified in AT&T Tariff F.C.C. No. 9, as amended from time to time, for each Customer Premise on a local channel service for which the Access Coordination Function (ACF) is provided by AT&T. There is no minimum retention period associated with this waiver.

(e)  The   recurring   Monthly   Charges   for   ACCUNET  T45  Access
Connections and ACCUNET T45 M-28 Multiplexing Office Functions as specified in AT&T Tariff F.C.C. No. 9, as amended from time to time and associated Access Coordination Functions as specified in AT&T Tariff F.C.C. No. 11, as amended from time to time, associated with AT&T Terrestrial 45 Mbps Local Channel Services provided under this CT, provided such service components are associated directly with the Services Provided under this CT. There is no minimum retention period associated with this waiver.

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


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  Original Page 14.1
Bridgewater, NJ  08807
Issued:  August 31, 2000                     Effective:  September 1, 2000

           ** All material on this page has been deleted. **




   Certain regulations on this page formerly appeared on Page 14.



AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 2nd Revised Page 15
Bridgewater, NJ  08807                         Cancels 1st Revised Page 15
Issued:  August 31, 2000                     Effective:  September 1, 2000

6.C.4.  Credits (continued)

   (a)

   (b)

   (c) AT&T will apply a credit of $223,500 in the 27th, 39th and 51st full billing months following the TSD provided that: (i) the Customer is current in all payments to AT&T and (ii) the Customer has satisfied the MARC for the previous year. If the Customer discontinues this CT for any reason prior to the expiration of the CT Term and incurs a Termination Charge as specified in Section 6.D.3., following, AT&T will bill the Customer, at the time of discontinuance, the entire amount of the credits received. Any such bill must be paid by the Customer within 90 days.

   (d)


   (e)

   (f)
  (g) AT&T will apply a credit, not to exceed a total of $20,000 for each year of the CT Term and not to exceed a total of $10,000 for the last 6-month period of the CT Term, equal to the charges associated with the Recurring and Nonrecurring Charges of any new AT&T Services not previously subscribed to by the Customer during the CT Term which are provided under this Contract Tariff. The credit, if any, will be applied in the 13th, 25th, 37th, 49th, 61st, 73rd and 78th full billing months following the TSD.

  (h) AT&T will apply a credit against charges billed under this CT equal to the installation charges incurred by the Customer for AT&T Regional Frame Relay Service FRVPP-eligible service components during the CT Term.




   Certain regulations previously found on this page can now be found on Page 16.



AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 3rd Revised Page 16
Bridgewater, NJ  08807                         Cancels 2nd Revised Page 16
Issued:  August 31, 2000                     Effective:  September 1, 2000

6.  Classifications, Practices and Regulations (continued)

 D. Discontinuance - In lieu of any Discontinuance With or Without Liability provisions that are specified in the AT&T tariffs referenced in Section 1., preceding, the following provisions shall apply.

  1. The Customer may discontinue this CT prior to the end of the CT Term, provided the Customer replaces this CT with other AT&T Services or another AT&T CT for AT&T Tariffed Interstate Services having: (i) an equal or greater new annualized MARC for the "MARC-eligible Services" specified in Section 3., preceding, and (ii) a new term equal to or greater than the remaining term, but not less than 3 years. The
Customer will also be billed a Shortfall Charge equal to: the difference between (1) the prorated MARC for the year, or the last 6-month period of the CT Term, as the case may be, in which the Customer discontinues and (2) the total of the actual MARC-eligible charges incurred for that year or 6-month period, as the case may be, provided the amount in (2) is less than the amount in (1).


  2.




  3. The Customer may discontinue this CT without liability for a Termination Charge in the event of a breach by AT&T of its obligations under this CT that materially impairs the Customer's use of the Services Provided. The Customer must give AT&T 60 days prior written notice, citing in detail the breach forming the forming the basis for the discontinuance, and this CT will be discontinued on the 60th day thereafter unless AT&T cures the breach within said notice period. In the event of such discontinuance, the Customer shall remain liable for usage and shortfall charges (if any) incurred prior to the effective date of discontinuance.

  (a) At the end of the CT Term, should the Customer elect to exercise the renewal option specified in Section 2, preceding, the Customer may discontinue this CT at anytime after the 84th month, provided (1) the Customer is current in payment to AT&T for all tariffed telecommunications services provided under this CT; (2) the Customer has satisfied a minimum revenue commitment of $12,500,000 in Tariffed Services as specified in this CT; and (3) notifies AT&T in writing, no less than 30 days prior to the effective date of discontinuance.


  4. If the Customer discontinues this CT for any reason other than specified in Sections 6.D.1.,6.D.3, and 6.D.3.a above, prior to the expiration of the CT Term, a Termination Charge will apply. If the Customer discontinues during Years 1 through 6 of the CT Term, the Termination Charge will be an amount equal to the sum of (1) 35% of the unsatisfied MARC for the year in which the Customer discontinues this CT plus (2) 35% of the MARC for each year remaining in the CT Term plus (3) 35% of the unsatisfied MARC for the last 6-month period of the CT Term. If the Customer discontinues during the last 6-month period of the CT Term, the Termination Charge will be an amount equal to 35% of the unsatisfied MARC for the last 6-month period of the CT Term. However, the Customer will also be billed an amount as specified in Section 6.C.4.(c), preceding.

   Certain regulations on this page formerly appeared on Page 15.
  Certain material previously found on this page can now be found on Page 16.1.


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                               1st Revised Page 16.1
Bridgewater, NJ  08807                          Cancels Original Page 16.1
Issued:  October 30, 2000                     Effective:  October 31, 2000

6.  Classifications, Practices and Regulations (continued)

 E.  Other Requirements

  1. AT&T will provision up to twenty (20) Access Ports per month (at speeds of 64 kbps and below) within twenty-two (22) calendar days.

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

F.  Availability - This   Contract   Tariff   is   available   only  to
Customers who: (1) concurrently order this CT only once, either by the Customer or any Affiliate of the Customer, which is any entity that owns a controlling interest in either the Customer or an
Affiliate of the Customer, or any entity in which a controlling interest is owned by either the Customer or an Affiliate of the Customer and (2) ordered service in a previous availability period or who orders service within 30 days after October 31, 2000, for initial installation of the Services Provided under this CT within 30 days after the date ordered.



AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 2nd Revised Page 17
Bridgewater, NJ  08807                         Cancels 1st Revised Page 17
Issued:  August 31, 2000                     Effective:  September 1, 2000

7.  Rates


A.  SDN  Rate   Schedules - The   rates  listed  below  apply  for  all
Mileages & Bands and for all rate periods and are stabilized for the CT Term.



                                 Initial        Each Additional
Rates Schedules                  18 Seconds or  6  Seconds  or
                                 Fraction       Fraction
 A, A-PV                         $0.0348        $0.0116
 B(a), B-PV(a), B(b), B-PV(b)    $0.0207        $0.0069
 C(a), C(b), C-PV                $0.0160        $0.0053
 E                               $0.0303        $0.0101
 G                               $0.1062        $0.0354
 H1                              $0.0390        $0.0130
 H2                              $0.0540        $0.0180
 K                               $0.0363        $0.0121
 L                               $0.1272        $0.0424
 P                               $0.2424        $0.0808

B. AT&T 800 Service Rate Schedules - The rates listed below apply for all Service Areas and for all rate periods and are stabilized for the CT Term.


                                           Per Hour of Use

AT&T MEGACOM 800 Service-Domestic          $4.16
AT&T 800 READYLINE Service-Domestic        $6.94


  1.  AT&T Automatic Number  Identification  (ANI)/Charge Number Service
- The following Usage Charge will apply during the CT Term.

                                                       Usage Charge
      - per caller number information delivered         $.005


  2. AT&T Courtesy Transfer - The following Usage Charge will apply during the CT Term.
                              Usage Charge
     - per Completed Call        $.025



AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 18
Bridgewater, NJ  08807                            Cancels Original Page 18
Issued:  August 31, 2000                     Effective:  September 1, 2000

7.  Rates (continued)


C. AT&T MEGACOM 800 Service-International

1. AT&T MEGACOM 800 Service-Canada - The following rates for Canada are stabilized for the CT Term.


RATES
               DAY        RATE         EVENING         RATE        NIGHT
RATE
               Mon-Fri                 Mon-Fri                  /Sat-Sun
Mon-Sun
               8AM-6PM       6PM-12Mid/8AM-12Mid        12Mid-8AM

         Initial   Each   Add'l   Initial   Each  Add'l   Initial   Each
Add'l
Rate     30 Secs    1 Sec      30 Secs   1 Sec      30 Secs    1 Sec
Step  or   Frac't   or  Frac't  or  Frac't  or  Frac't  or  Frac't  or
Frac't


1-6         $0.1228   $0.0041    $0.1228  $0.0041    $0.1228     $0.0041


2.  AT&T MEGACOM 800 Services-Overseas

                                 Initial   Each Additional Second
    Country/Area               30 Seconds   or Fraction Thereof
United Kingdom                    $0.1830           $0.0061

D.  AT&T 800 READYLINE Service-International

1. AT&T 800 READYLINE Service-Canada - The following rates for Canada are stabilized for the CT Term.


RATES
               DAY        RATE         EVENING         RATE        NIGHT
RATE
               Mon-Fri                 Mon-Fri                  /Sat-Sun
Mon-Sun
               8AM-6PM       6PM-12Mid/8AM-12Mid        12Mid-8AM

         Initial   Each   Add'l   Initial   Each  Add'l   Initial   Each
Add'l
Rate     30 Secs    1 Sec      30 Secs   1 Sec      30 Secs    1 Sec
Step  or   Frac't   or  Frac't  or  Frac't  or  Frac't  or  Frac't  or
Frac't

C

1-6         $0.1491  $0.0049     $0.1491   $0.0049      $0.1491   $0.0049



AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 19
Bridgewater, NJ  08807                            Cancels Original Page 19
Issued:  August 31, 2000                     Effective:  September 1, 2000

7.  Rates (continued)

 E. International Calling Capability - Following are the AT&T SDN International Calling Capability Usage Rates to the Countries listed below, applicable under this CT. These rates are stabilized for the CT Term.

  1. U.S. Mainland Usage Rates - The following schedules are used to rate calls between stations in the U.S. Mainland and stations in the country/area specified below. Rates apply for all days of the week including holidays. Unless otherwise specified, the Initial Period
(IP) is 18  seconds,  or fraction  thereof,  and the  Additional  Period
(AP) is 6 seconds, or fraction thereof.

  (i)  Canada  Rate   Schedule - This   schedule  applies  to  Customer
Dialed calls to stations in Canada using dedicated access.

                                                       RATES
                        PEAK                          OFF-PEAK
                                          8AM-6PM 6PM-8AM




                    Initial       Each Add'l       Initial       Each Add'l
                   18 Seconds     6 Seconds      18 Seconds      6 Seconds
  Rate Mileage    or Fraction    or Fraction     or Fraction    or Fraction
     1-4000         $0.0363        $0.0121         $0.0363        $0.0121




AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                    Original Page 20
Bridgewater, NJ  08807
Issued:  January 8, 1999                       Effective:  January 9, 1999

                  ** All material on this page is new. **

7.  Rates (continued)

    (ii) Mexico Rate Schedules - These schedules apply to Customer Dialed calls to stations in Mexico using dedicated access.

    (I.) Mexico Schedule 1 Rates - The following rates are for calls to the point of connection at the international boundary.

                                                       RATES
                                        PEAK OFF-PEAK
                                          7AM-7PM 7PM-7AM
                    Initial       Each Add'l       Initial       Each Add'l
                   18 Seconds     6 Seconds      18 Seconds      6 Seconds
  Rate Mileage    or Fraction    or Fraction     or Fraction    or Fraction
      1-10          $0.0000        $0.0000         $0.0000        $0.0000
     11-22          $0.0000        $0.0000         $0.0000        $0.0000
     23-55          $0.0000        $0.0000         $0.0000        $0.0000
     56-124         $0.0000        $0.0000         $0.0000        $0.0000
    125-292         $0.0000        $0.0000         $0.0000        $0.0000
    293-430         $0.0000        $0.0000         $0.0000        $0.0000
    431-925         $0.0000        $0.0000         $0.0000        $0.0000
    926-3000        $0.0000        $0.0000         $0.0000        $0.0000


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 21
Bridgewater, NJ  08807                            Cancels Original Page 21
Issued:  August 31, 2000                     Effective:  September 1, 2000

7.E.1.(c)I.(ii)  Mexico Rate Schedules (continued)

     (II.) Mexico Schedule 2 Rates - The following rates apply to the Customer Dialed Stations (DS) calls (as defined in Section 24.1.2.B.2.(a) of AT&T Tariff F.C.C. No. 27) between the point of connection at the international boundary and the locations in Mexico. The Initial Period is 1 minute, or fraction thereof, and the Additional Period is 1 minute, or fraction thereof.



                                                       RATES
  RATE   CLASS OF                     PEAK RATE OFF-PEAK RATE
 TABLE    SERVICE                          IP AP IP AP
  1-3       DS         $0.19          $0.14          $0.19        $0.14
  4-6       DS         $0.52          $0.39          $0.52        $0.39
  7-8       DS         $0.68          $0.50          $0.68        $0.50

   (iii)  Other   Countries   Rates - Dial   Stations  using   dedicated
access. The Peak and Off-Peak time periods for the countries listed below are as specified in AT&T Tariff F.C.C. No. 1.




                                    Initial Period       Add'l Period
Country                             Peak    Off-Peak    Peak    Off-Peak
United Kingdom (including         $0.0363   $0.0363   $0.0121   $0.0121
the Channel Islands, England,
Isle of Man, Northern Ireland,
Scotland and Wales)


Belgium                          $.1248    $.1248      $.0416    $.0416
Brazil                           $.1887    $.1887      $.0629    $.0629
China, People's
Republic of                      $.2844    $.2844      $.0948    $.0948
Denmark                          $.1248    $.1248      $.0416    $.0416
Finland                          $.1248    $.1248      $.0416    $.0416
France                           $.0945    $.0945      $.0315    $.0315
Germany, Federal
Republic of                      $.0945    $.0945      $.0315    $.0315
Hong Kong                        $.1500    $.1500      $.0500    $.0500
Italy                            $.1065    $.1065      $.0355    $.0355
Norway (including
Svalbard)                        $.1026    $.1026      $.0342    $.0342
Philippines                      $.1983    $.1983      $.0661    $.0661
Portugal (including
Azores and Madeira Islands)      $.1248    $.1248      $.0416    $.0416
Singapore, Republic of           $.1356    $.1356      $.0452    $.0452
Spain (including Balearic
Islands, Canary Islands,
Ceuta and Melilla)               $.1209    $.1209      $.0403    $.0403
Sweden                           $.0963    $.0963      $.0321    $.0321
Switzerland                      $.0963    $.0963      $.0321    $.0321
Taiwan                           $.1644    $.1644      $.0548    $.0548
Venezuela                        $.1695    $.1695      $.0565    $.0565



AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 22
Bridgewater, NJ  08807                            Cancels Original Page 22
Issued:  August 31, 2000                     Effective:  September 1, 2000

7.E.1.(c)I.(iii)  Other Countries Rates (continued)

   (iv)  Canada  Rate  Schedule - This   schedule  applies  to  Customer
Dialed calls to stations in Canada using switched access.

                                                       RATES
                        PEAK                         OFF-PEAK
                                          8AM-6PM 6PM-8AM






                    Initial       Each Add'l       Initial       Each Add'l
                   18 Seconds     6 Seconds      18 Seconds      6 Seconds
  Rate Mileage    or Fraction    or Fraction     or Fraction    or Fraction
     1-4000         $0.0555        $0.0185         $0.0555        $0.0185




   (v)  Mexico  Rate  Schedules - These   schedules  apply  to  Customer
Dialed calls to stations in Mexico using switched access.

     (I.) Mexico Schedule 1 Rates - The following rates are for calls to the point of connection at the international boundary.

                                                       RATES
                                         PEAK OFF-PEAK
                                          7AM-7PM 7PM-7AM
                    Initial       Each Add'l       Initial       Each Add'l
                   18 Seconds     6 Seconds      18 Seconds      6 Seconds
  Rate Mileage    or Fraction    or Fraction     or Fraction    or Fraction
      1-10          $0.0000        $0.0000         $0.0000        $0.0000
     11-22          $0.0000        $0.0000         $0.0000        $0.0000
     23-55          $0.0000        $0.0000         $0.0000        $0.0000
     56-124         $0.0000        $0.0000         $0.0000        $0.0000
    125-292         $0.0000        $0.0000         $0.0000        $0.0000
    293-430         $0.0000        $0.0000         $0.0000        $0.0000
    431-925         $0.0000        $0.0000         $0.0000        $0.0000
    926-3000        $0.0000        $0.0000         $0.0000        $0.0000


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 3rd Revised Page 23
Bridgewater, NJ  08807                         Cancels 2nd Revised Page 23
Issued:  October 30, 2000                     Effective:  October 31, 2000

7.E.1.(c)I.(v)  Mexico Rate Schedules (continued)

   (II.) Mexico Schedule 2 Rates - The following rates apply to the Customer Dialed Stations (DS) calls (as defined in Section 24.1.2.B.2.(a) of AT&T Tariff F.C.C. No. 27) between the point of connection at the international boundary and the locations in Mexico. The Initial Period is 1 minute, or fraction thereof, and the Additional Period is 1 minute, or fraction thereof.

                                                       RATES
  RATE   CLASS OF                     PEAK RATE OFF-PEAK RATE
 TABLE    SERVICE                          IP AP IP AP
  1-3       DS         $0.19          $0.14          $0.19        $0.14
  4-6       DS         $0.52          $0.39          $0.52        $0.39
  7-8       DS         $0.68          $0.50          $0.68        $0.50

   (vi) Other Countries Rates - Dial Stations using switched access. The Peak and Off-Peak time periods for the countries listed below are as specified in AT&T Tariff F.C.C. No. 1.

                                    Initial Period        Add'l Period
Country                               Peak Off-Peak       Peak Off-Peak
United Kingdom (including the     $.0555    $.0555    $.0185    $.0185
Channel Islands, England, Isle
of Man, Northern Ireland,
Scotland and Wales)
Belgium                          $.1392    $.1392      $.0464    $.0464
Brazil                           $.2031    $.2031 I    $.0677    $.0677
China, People's
Republic of                      $.2988    $.2988      $.0996    $.0996
Denmark                          $.1392    $.1392      $.0464    $.0464
Finland                          $.1392    $.1392      $.0464    $.0464
France                           $.1089    $.1089      $.0363    $.0363
Germany, Federal
Republic of                      $.1089    $.1089      $.0363    $.0363
Hong Kong                        $.1644    $.1644      $.0548    $.0548
Italy                            $.1209    $.1209      $.0403    $.0403
Norway (including
Svalbard)                        $.1122    $.1122      $.0374    $.0374
Philippines                      $.2127    $.2127      $.0709    $.0709
Portugal (including
Azores and Madeira Islands)      $.1392    $.1392      $.0464    $.0464
Singapore, Republic of           $.1500    $.1500      $.0500    $.0500
Spain (including Balearic
Islands, Canary Islands,
Ceuta and Melilla)               $.1353    $.1353      $.0451    $.0451
Sweden                           $.1107    $.1107      $.0369    $.0369
Switzerland                      $.1107    $.1107      $.0369    $.0369
Taiwan                           $.1788    $.1788      $.0596    $.0596
Venezuela                        $.1839    $.1839      $.0613    $.0613



AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 24
Bridgewater, NJ  08807                            Cancels Original Page 24
Issued:  August 31, 2000                     Effective:  September 1, 2000

7.  Rates (continued)

F.  AT&T  InterSpan  Frame  Relay   Service - Following  are  the  AT&T
InterSpan Frame Relay Service rates that apply in lieu of the rates specified in AT&T Tariff F.C.C. No. 4. The below rates are stabilized for the CT Term.







   I.(a)                   Port Charges Table
                                               Additional
                                  Additional   Puerto  Rico/US
        Domestic                  Hawaii       Virgin Islands  Port
Port    Port                      Port         Port            Installa-
Speed   Monthly                   Monthly      Monthly         tion
kbps    Charge                    Charge       Charge          Charge
  56    $  250.00                 $  500.00    $  500.00       $  500.00
  64    $  250.00                 $  575.00    $  575.00       $  575.00
 128    $  470.00                 $1,250.00    $1,250.00       $1,250.00
 192    $  520.00                 $2,060.00    $2,060.00       $2,060.00
 256    $  550.00                 $2,870.00    $2,870.00       $2,870.00
 320    $  760.00                 $3,530.00    $3,530.00       $3,530.00
 384    $  820.00                 $4,200.00    $4,200.00       $4,200.00
 448    $  950.00                 $4,720.00    $4,720.00       $4,720.00
 512    $1,040.00                 $5,250.00    $5,250.00       $5,250.00
 576    $1,170.00                 $5,590.00    $5,590.00       $5,590.00
 640    $1,230.00                 $5,930.00    $5,930.00       $5,930.00
 704    $1,270.00                 $6,280.00    $6,280.00       $6,280.00
 768    $1,300.00                 $6,620.00    $6,620.00       $6,620.00
1544    $2,090.00                 $7,170.00    $7,170.00       $7,170.00






  (b)  Permanent Virtual Circuits - Domestic PVC Charges Table

----------------------------------------------------------
                  Asymmetrical            Symmetrical
  PVC CIR          PVC Monthly           PVC Monthly
   kbps              Charge                 Charge
----------------------------------------------------------
----------------------------------------------------------
4            $            4.88       $          9.27
----------------------------------------------------------
----------------------------------------------------------
8            $            6.21       $         11.38
----------------------------------------------------------
----------------------------------------------------------
16           $            8.43       $         16.02
----------------------------------------------------------
----------------------------------------------------------
32           $          16.86        $         32.03
----------------------------------------------------------
----------------------------------------------------------
48           $          25.29        $         48.05
----------------------------------------------------------
----------------------------------------------------------
56           $          33.72        $         64.06
----------------------------------------------------------
----------------------------------------------------------
64           $          33.72        $         64.06
----------------------------------------------------------
----------------------------------------------------------
128          $          67.44        $        128.13
----------------------------------------------------------
----------------------------------------------------------
192          $         101.15        $        192.19
----------------------------------------------------------
----------------------------------------------------------
256          $         134.87        $         256.25
----------------------------------------------------------
----------------------------------------------------------
320          $         168.59        $         320.32
----------------------------------------------------------
----------------------------------------------------------
384          $         202.31        $         384.38
----------------------------------------------------------
----------------------------------------------------------
448          $         236.03        $         448.45
----------------------------------------------------------
----------------------------------------------------------
512          $         269.74        $         512.51
----------------------------------------------------------
----------------------------------------------------------
576          $         303.46        $         576.58
----------------------------------------------------------
----------------------------------------------------------
640          $         337.18        $         640.64
----------------------------------------------------------
----------------------------------------------------------
704          $         370.90        $         704.70
----------------------------------------------------------
----------------------------------------------------------
768          $         404.61        $         768.77
----------------------------------------------------------
----------------------------------------------------------
832          $         438.33        $         832.83
----------------------------------------------------------
----------------------------------------------------------
896          $         472.05        $         896.90
----------------------------------------------------------
----------------------------------------------------------
960          $         505.77        $         960.96
----------------------------------------------------------
----------------------------------------------------------
1024         $         539.49        $        1025.02
----------------------------------------------------------
----------------------------------------------------------
1536         $         813.44        $        1545.54
----------------------------------------------------------

   Certain material previously found on this page can now be found on Page 24.0.


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  Original Page 24.0
Bridgewater, NJ  08807
Issued:  August 31, 2000                     Effective:  September 1, 2000

T
7.F.I.(b)  Permanent Virtual Circuits(continued)

    II. FRS Domestic Access Port Charges - When the service components specified below are ordered together as a unit at the same location, the Customer will be billed the following in lieu of the individual service component charges:

    (b) Domestic Access Port (a Domestic Access Port consists of one Domestic Port, one Access Connection, one Digital Local Channel, and one Access Coordination Function).


                              Domestic   Access  Port  Domestic   Access
Port
       Domestic   Access   Port   Monthly   Charge       Installation
Charge
            56/64 kbps               $424.16                   $800.00



























   Certain material on this page formerly appeared on Page 24.


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                               1st Revised Page 24.1
Bridgewater, NJ  08807                          Cancels Original Page 24.1
Issued:  August 31, 2000                     Effective:  September 1, 2000


7.F.  AT&T InterSpan Frame Relay Service Rates (continued)

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





    (a)  Non-US Port Type I Recurring Charges Table:
Regions 6, 16, 26

      Port          Monthly        Monthly        Monthly
      Speed        Charges:       Charges:       Charges:
      kbps         Region 6       Region 16      Region 26
    56/64        $  323.00      $  323.00      $  323.00
      128        $  538.00      $  538.00      $  538.00
      192        $  856.00      $  856.00      $  856.00
      256        $1,232.00      $1,232.00      $1,232.00
      384        $1,744.00      $1,744.00      $1,744.00
      512        $2,156.00      $2,156.00      $2,156.00
      768        $2,876.00      $2,876.00      $2,876.00
     1024        $3,424.00      $3,424.00      $3,424.00
     1536        $4,382.00      $4,382.00      $4,382.00
     1920        $5,478.00      $5,478.00      $5,478.00
     1984        $5,478.00      $5,478.00      $5,478.00
     2048        $5,478.00      $5,478.00      $5,478.00





AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                               1st Revised Page 24.2
Bridgewater, NJ  08807                          Cancels Original Page 24.2
Issued:  August 31, 2000                     Effective:  September 1, 2000


7.F.III.A.  Non-US Port (continued)

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


             E2E PVC Recurring Charges Table: Bands 1, 6, B

     E2E       1-Way E2E    1-Way E2E    1-Way E2E
     PVC      PVC Monthly  PVC Monthly  PVC Monthly
     CIR        Charges:     Charges:     Charges:
    kbps         Band 1       Band 6       Band B
     4        $   30.00    $   645.00   $    16.00
     8        $   48.00    $   846.00   $    22.00
    16        $   73.00    $ 1,097.00   $    34.00
    24        $   98.00    $ 1,398.00   $    42.00
    32        $  123.00    $ 1,640.00   $    50.00
    48        $  153.00    $ 2,090.00   $    58.00
 56/64        $  196.00    $ 2,370.00   $    66.50
    96        $  256.00    $ 3,183.00   $   101.00
   128        $  267.00    $ 3,586.00   $   117.00
   192        $  306.00    $ 5,039.00   $   175.00
   256        $  367.00    $ 6,004.00   $   234.00
   384        $  514.00    $ 8,907.00   $   351.00
   512        $  685.00    $11,822.00   $   467.00


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                               1st Revised Page 24.3
Bridgewater, NJ  08807                          Cancels Original Page 24.3
Issued:  August 31, 2000                     Effective:  September 1, 2000


7.F.  Rates (continued)

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

B. Recurring Charges - The following Recurring Monthly Charges will apply for each Alaska PVC, during the CT Term.

                        Alaska PVC Charges Table

                            Alaska                              Alaska
                            Two-Way                             Two-Way
                            Half Channel                        Half Channel
                            PVC                                 PVC
                            Monthly                             Monthly
  PVC CIR                   Charge       PVC CIRkbps            Charge
  kbps

      4                        $36.30       448                   $543.40
      8                        $49.50       512                   $620.95
     16                        $90.20       576                   $697.95
     32                       $180.95       640                   $776.05
     48                       $270.05       704                   $853.60
  56/64                       $315.70       768                   $931.15
    128                       $346.50       832                 $1,008.70
    192                       $351.45       896                 $1,086.25
    256                       $360.80       960                 $1,164.35
    320                       $451.00      1024                 $1,241.90
    384                       $465.30



AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 4th Revised Page 25
Bridgewater, NJ  08807                         Cancels 3rd Revised Page 25
Issued:  October 30, 2000                     Effective:  October 31, 2000

7.  Rates (continued)

  I. AT&T Private Line Services - The following AT&T Private Line rates will apply during the CT Term, in lieu of those specified in AT&T Tariff F.C.C. No. 9, as amended from time to time.

  1.  ACCUNET Spectrum of Digital Services

   (a)  Inter Office Channel

                                                  MONTHLY CHARGES
                          Mileage                   PER CHANNEL
                           Band       USOC      Fixed     Per Mile
 - per 9.6 kbps IOC         1+        1LNVX     $230.00     $0.29
 - per 56/64 kbps IOC       1+        1LNVX     $230.00     $0.29

  2.  AT&T ACCUNET T1.5 Service

   (a)  Inter Office Channel
                                                  MONTHLY CHARGES
                          Mileage                   PER CHANNEL
                           Band       USOC        Fixed     Per Mile
 - per 1.5 Mbps IOC         1+        1LNVX     $3,500.00    $3.95

   (b) Beginning in month 19 following CISD, the following rates apply for new T1 IOC's installed.



                                                 MONTHLY CHARGES
                          Mileage                   PER CHANNEL
                           Band        USOC      Fixed     Per Mile
 - per 1.5 Mbps IOC       0-100 miles  1LNVX    $  433.33    $0.00
                          100+ miles            $    0.00    $4.33

   (c)  Office Functions

    1.  Network Protection Capability (NPC) - The      following      is
stabilized for the duration of the CT Term.

                                     Monthly
                    USOC             Charge

 - per Protected    APZNP     0.50 x the non-discounted
   Channel                    Monthly AT&T ACCUNET T1.5 Service set
                              forth in Section 7.I.2.(a), preceding.

  3.  AT&T ACCUNET T45 Service

   (a)  Inter Office Channel
                                                  MONTHLY CHARGES
                          Mileage                   PER CHANNEL
                           Band       USOC        Fixed     Per Mile
 - per ACCUNET T45 IOC    0-100 miles  1LNVX     $4,417.14     $00.00
                          100+ miles             $    0.00     $44.17
X 2nd Revised Page 25 was not incremented to 3rd Revised Page in the material which was filed under Transmittal No. 7933 and became effective on 8/31/00. This filing corrects that error.


AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                    Original Page 26
Bridgewater, NJ  08807
Issued:  August 31, 2000                     Effective:  September 1, 2000

                ** All material on this page is new. **

7.  Rates (continued)

 H.  AT&T Concert VNS

  1. The following rate elements apply to calls from a station in the designated foreign country/area with dedicated access. The Initial Period (IP) is 6 seconds, or fraction thereof, and the Additional Period (AP) is 1 second, or fraction thereof.

Schedule B - This schedule applies to on-net calls originating from dedicated access locations in the designated foreign country/area to the U.S. Mainland, Hawaii, Puerto Rico and the U.S. Virgin Islands. The Peak and Off-Peak rate periods are as specified in AT&T Tariff F.C.C. No. 1, as amended from time to time.

                               Initial Period          Additional Period
Country                    Peak        Off-Peak        Peak      Off-Peak
United Kingdom            $0.0121      $0.0121       $0.0020     $0.0020

  2. The following rate elements apply to calls from a station in the designated foreign country/area with switched access. The Initial Period (IP) is 18 seconds, or fraction thereof, and the Additional Period (AP) is 1 second, or fraction thereof.

Schedule C - This schedule applies to on-net calls originating from switched access locations in the designated foreign country/area to the U.S. Mainland, Hawaii, Puerto Rico and the U.S. Virgin Islands. The Peak and Off-Peak rate periods are as specified in AT&T Tariff F.C.C. No. 1, as amended from time to time.

                               Initial Period          Additional Period
Country                    Peak        Off-Peak        Peak      Off-Peak

United Kingdom            $0.0555      $0.0555       $0.0030     $0.0030



AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                    Original Page 27
Bridgewater, NJ  08807
Issued:  August 31, 2000                     Effective:  September 1, 2000

                  ** All material on this page is new. **

7.  Rates (continued)

 I.  AT&T Conference Services

  1. AT&T Audio-Teleconference Bridge Service - The following rates are stabilized for the CT Term.

------------------------------------------------------------------------
Call Types                         Price/Min
------------------------------------------------------------------------

AT&T DIAL-OUT/OPERATOR
------------------------------------------------------------------------
ASSISTED CONFERENCE CALLS
------------------------------------------------------------------------
Bridge Port Usage Charge           $.17
Conference Leg Usage Charge        $.10

MEET ME/OPERATOR ASSISTED
BRIDGE ARRANGEMENT
OPTION 2/800
Bridge Port Usage Charge           $.16
Conference Leg Usage Charge        $.05

------------------------------------------------------------------------
Call Types                       Price/Min
------------------------------------------------------------------------

MEET ME/AUTOMATED ACCESS
BRIDGE ARRANGEMENT
OPTION 2/800
Bridge Port Usage Charge           $.12
Conference Leg Usage Charge        $.05

MEET ME/AUTOMATED ACCESS
BRIDGE ARRANGEMENT
OPTION 2/800- Reservationless
Bridge Port Usage Charge           $.12
Conference Leg Usage Charge        $.05

MEET ME/OPERATOR ASSISTED
BRIDGE ARRANGEMENT
OPTION 3/CALLER PAID
Bridge Port Usage Charge           $.16

MEET ME/AUTOMATED ACCESS
BRIDGE ARRANGEMENT
OPTION 3/CALLER PAID
Bridge Port Usage Charge           $.12

MEET ME/AUTOMATED ACCESS
BRIDGE ARRANGEMENT
OPTION 3/CALLER PAID-Reservationless
Bridge Port Usage Charge           $.12



AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 28
Bridgewater, NJ  08807                            Cancels Original Page 28
Issued:  October 30, 2000                     Effective:  October 31, 2000

7.I.  AT&T Conference Services (continued)

  2. AT&T Event TeleConference Service - The following rates are stabilized for the CT Term.

       Call Type                   Price Per Port
   Dial In/Dial Out                Minute of use
       Domestic                        $0.58

       Call Type                   Price Per Port
   Dial In/Dial Out                Minute of use
     International                     $0.50

                                   Price Per Port
       Call Type                   Minute of use
   Meet-Me Option 3                    $0.50

 J.  AT&T Local Channels





  1.  56 kbps ACCUNET GDA Access Service

                                                           MONTHLY
           Mileage             USOC               FIXED       PER MILE
           0-5                 1LNR9          and $133.00     $0.00
                               1LNR2

           6-10                1LNR9 and 1LNR2    $183.00     $0.00
           11-15               1LNR9          and $200.00     $0.00
                               1LNR2

           16-25               1LNR9 and 1LNR2    $317.00     $0.00
           25+                 1LNR9 and 1LNR2    $350.00     $3.50

  2.  AT&T Terrestrial 1.544 Mbps Local Channel Services

                                                           MONTHLY
           Mileage             USOC               FIXED       PER MILE
           0-5                 1LNV9          and $323.00     $0.00
                               1LNVT
           6-10                1LNV9          and $403.00     $0.00
                               1LNVT
           11-15               1LNV9          and $444.00     $0.00
                               1LNVT
           16-25               1LNV9          and $484.00     $0.00
                               1LNVT
           25+                 1LNV9          and 484.00      $4.84
                               1LNVT



Exhibit XXXX

                                          AT&T MA Reference No. ___________
8/8/00                        AT&T AND CUSTOMER
                     CONFIDENTIAL PROPRIETARY INFORMATION


       AMENDMENT TO MASTER AGREEMENT BETWEEN AT&T CORP. AND GALILEO
                           INTERNATIONAL, L.L.C.

The Addendum to the Master Agreement between AT&T Corp. ("AT&T") and Galileo International, L.L.C. ("CUSTOMER"), and the General Terms and Conditions of the Master Agreement, dated December 28, 1998, (collectively, the "Agreement") are hereby amended as set forth below:

1.  The words ", Amendment to Master Agreement, " are inserted at the end of the first line in the first paragraph of the Master Agreement Cover
Sheet following the words "Addendum to Master Agreement".  2.   The words
"and, in the case of AT&t..." to the end of Section 1.1 are deleted in their entirety.

3.    The following is inserted at the end of Section 1.3:

"Except to the extent prohibited by an Attachment, CUSTOMER may resell to or share Services with Users at the rates and charges set forth in the
applicable Attachment(s).   CUSTOMER shall be AT&T's customer of record
for Services provided to Users and shall be financially responsible for any User's purchases of Services."

4. The words "except for amounts disputed in good faith" are inserted in the first sentence of Section 2.1, after the words "under any other Attachment." The word "reasonably" is inserted in the last sentence of
Section 2.1, before the words "determines that CUSTOMER". The following is inserted at the end of Section 2.1: "AT&T shall use all reasonable efforts to bill for Services promptly and accurately. If AT&T fails to bill for Services promptly and accurately and in accordance with the requirements agreed upon by the parties under Section 2.3 on a chronic basis as such is documented by CUSTOMER, then CUSTOMER may escalate the problem, and pursue the remedies available, pursuant to Section 7.1 (General)."

5. Section 2.2, is deleted in its entirety and replaced with the following:

"CUSTOMER shall pay all shipping charges, taxes and other similar charges (and any related interest and penalties due other than as a result of AT&T's failure to timely pay any taxes owed by it) relating to the sale, transfer of ownership, installation, license, use or provision of the Services, except to the extent a valid tax exemption certificate is provided by CUSTOMER to AT&T prior to the delivery of Services. Taxes include (a) Federal excise tax, (b) all sales, use or similar taxes (however designated) in accordance with the law of the taxing jurisdiction and (c) gross receipts taxes identified in AT&T tariffs. Taxes do not include (a) any tax based on AT&T's net income, (b) state or local privilege or excise taxes,
(c) capital values, license or franchise taxes (except to the extent covered by (b) in the second sentence of this Section) imposed upon AT&T for the privilege of doing business in any taxing jurisdiction. If CUSTOMER disputes the taxability or desires to seek a refund of any tax imposed as a result of the existence or operation of this Agreement, CUSTOMER, at its own expense and in its own name, may file a claim for refund or protest the imposition of the disputed tax. In the event that such claim or protest must be made in the name of AT&T, AT&T shall in good faith and with due diligence contest the imposition of such tax at CUSTOMER's sole expense, provided that AT&T will not be required to pursue such a protest if the action will result in (i) a lien against AT&T for which CUSTOMER has not adequately indemnified AT&T or (ii) a penalty being assessed against AT&T for which CUSTOMER has not adequately indemnified AT&T. If AT&T collects excess taxes from CUSTOMER as the result of a mathematical error or for other reasons not attributable to CUSTOMER or a taxing authority or reasonable error (or disagreement) regarding interpretation of applicable law, AT&T shall promptly refund the excess amount to CUSTOMER. If the taxing authority allows or requires that any refund from the taxing authority be sought by the vendor, AT&T shall remit to CUSTOMER such improper charges and then seek the refund from the taxing authority at its own expense. If the taxing authority does not allow the vendor to seek the refund, AT&T shall promptly notify CUSTOMER and provide all necessary cooperation so that CUSTOMER can collect the excess amount.

6. Section 2.3, is deleted in its entirety and replaced with the following:

"(i)AT&T will provide CUSTOMER with a level of invoice detail (content, format, and medium) if agreed upon by the parties for each Service and specified in an Attachment. CUSTOMER. Payment of undisputed charges is due within thirty (30) days after the date of CUSTOMER's receipt of an invoice that substantially conforms to such invoice detail and shall refer to the invoice number. Restrictive endorsements or other statements on checks accepted by AT&T will not apply. . AT&T may at its option bill, and CUSTOMER shall pay, interest charges with respect to any undisputed amounts that remain unpaid more than sixty (60) days following CUSTOMER's receipt of a proper invoice therefor at the lower of 1.5% per month or the maximum rate allowed by law. However, in the event of a bona fide dispute over a charge specifically identified by CUSTOMER through written notice to AT&T, payment of the identified charge may be withheld and will not be considered past due and no interest will be charged for non-payment of such disputed charges pending investigation by AT&T. Upon completion of AT&T's investigation of such disputed charge, AT&T will consult with CUSTOMER concerning the results of the investigation and will make such adjustments as are deemed appropriate in AT&T's reasonable discretion, acting in good faith, after such consultation. Payment of any disputed charges that are determined to be correct as a result of such investigation shall be considered past due if not paid in full within thirty (30) days after completion of the investigation.

(ii) Alternatively, if CUSTOMER submits a bona fide dispute to Dispute Resolution (in accordance with Article 7), then CUSTOMER shall promptly deposit the amount of the invoice in an interest-bearing escrow account in the bank or depository specified by AT&T and shall furnish evidence of such deposit to AT&T. The maximum amount the CUSTOMER may withhold and pay into escrow pursuant to this subsection shall not in the aggregate exceed three (3) months average charges. CUSTOMER shall pay any disputed amounts that exceed the foregoing threshold to AT&T under protest, without waiving any of the CUSTOMER's rights to recover such disputed amounts. Upon resolution of the dispute, the parties shall allocate the money in the escrow account and any fees relating to opening and maintaining the escrow account, plus any interest earned on such money, consistent with the resolution of the dispute."

7.  Section 3.2 is deleted in its entirety and replaced with the following:

"CUSTOMER shall assure that its and Users' use of the Services and the Content will at all times comply with all applicable laws, regulations and written and electronic instructionsfor use provided or made available by AT&T. AT&T reserves the right to terminate affected Attachments, suspend affected Services and/or remove CUSTOMER or Users' Content from the Services if AT&T, in its reasonable discretion, determines after reasonable investigation that such use or Content does not conform with the requirements set forth in this Agreement or determines after receipt of notice from a reliable source and reasonable investigation that CUSTOMER's or Users' use or Content may violate any laws or regulations or interferes with AT&T's ability to provide the Services to CUSTOMER or others. AT&T's actions or inaction under this Section shall not constitute review or approval of CUSTOMER's or Users' use or Content.
AT&T shall notify CUSTOMER of any violation or threatened violation of this Section 3.2 and give CUSTOMER thirty (30) days (after such provision of notice) to cure such violation or threatened violation prior to termination of any affected Services. Notwithstanding the foregoing, a Service may be suspended without notice (a) in response to a court or government demand, or (b) if AT&T reasonably determines that the integrity or normal operation of its network and/or the Service is in imminent risk."

8. Section 3.3 of the Agreement has been relocated to a new Section 14.0 of the Agreement.

9. New sections 3.4-3.10 are inserted at the end of Section 3.0 as follows:

3.4 AT&T shall on an annual basis and if specified in an Attachment, review the mix and configuration of components of a Service based on CUSTOMER's expected needs and consider CUSTOMER's need for modifications to a thereto so as to optimize the efficiency and cost-effectiveness of the Service supplied to CUSTOMER. Based on each such review, AT&T shall make written recommendations to CUSTOMER that AT&T believes will improve the efficiency and cost-effectiveness of the Service, including bringing to CUSTOMER's attention any upgrades to the Service that AT&T believes may be of value to CUSTOMER.

3.5      (a)   AT&T shall ensure that an adequate number of appropriately qualified and trained personnel are employed and available at all times to provide and support CUSTOMER's use of the Services in accordance with the terms of this Agreement.

      (b) AT&T may augment the number of personnel assigned to CUSTOMER from time to time as may reasonably be agreed upon between the parties to carry out special projects. If AT&T Personnel (those personnel employed by AT&T whose functions or job assignments relate substantially to the provision of Service to CUSTOMER pursuant to this Agreement) are reassigned during the execution of a special project, AT&T shall use its best efforts to ensure a smooth transition, including cooperation between the replaced and the newly-assigned personnel or, where appropriate, an overlap in the assignment of such personnel to CUSTOMER.

3.6 AT&T shall promptly notify CUSTOMER of new features and functions and revisions and potential enhancements and improvements to existing Service features and functions that it believes CUSTOMER may wish to consider asking AT&T to implement. If CUSTOMER learns (from AT&T or otherwise) of a potential service enhancement or improvement, it may request information from AT&T in order to determine whether it desires to have such enhancement or improvement implemented by AT&T.




3.7 AT&T shall make Service Upgrades available to CUSTOMER. AT&T shall notify CUSTOMER as far as reasonably possible in advance of any proposed Service Upgrade. In the event that AT&T implements any proposed Service Upgrade that would materially and adversely affect Customer's ability to fully utilize the Services, Customer may terminate the affected Service without payment of early termination charges. "Service Upgrade" means any revision, improvement, enhancement, modification or addition to a Service (including increases in the functionality or improvements in performance) that is developed by or for AT&T and is offered by AT&T to customers of the same service generally (or implemented by AT&T in its networks) without charge.


3.8 Where such relate to the Services provided by AT&T, AT&T shall cooperate with CUSTOMER in the development, testing and execution of CUSTOMER's contingency and disaster recovery plans and in the testing of equipment, services, and facilities to be used in the event of a disaster within or directly affecting CUSTOMER's operations.


3.9         CUSTOMER  is  responsible   for  the   compatibility   of  its
equipment with the Services. In recognition of this responsibility, AT&T agrees:


   (i)      to   consult   with   CUSTOMER,   upon   reasonable   request,
concerning  the   compatibility   of  Services  with  CUSTOMER   equipment
including, in the case of equipment that CUSTOMER proposes to acquire, informing CUSTOMER of the effects (if any) of the use of such equipment and associated software on the quality, operating characteristics and efficiency of Services, and the effects (if any) of Services on the operating characteristics and efficiency of such equipment and related software to the extent such information is reasonably known to Key AT&T Personnel (AT&T CBM), provided, however, that AT&T makes no warranty with respect to such compatibility or effects.


   (ii)     to  provide  Service   interface   specifications   reasonably
requested by CUSTOMER; and


   (iii) not to condition use of any Service upon payment by CUSTOMER of any fee or charge (whether styled as a patent or copyright royalty, a license fee, an interconnection charge, or otherwise) other than as indicated in the applicable Attachments.


3.10  (a)   Subject to AT&T's reasonable security requirements, CUSTOMER may, at its own expense, review AT&T's relevant billing records for the purpose of assessing the accuracy of AT&T's invoices to CUSTOMER. CUSTOMER may employ such assistance as it deems desirable to conduct such reviews, but may not employ the assistance of any entity that derives a substantial portion of its revenues from the provision of services that are substantially similar to the Services provided hereunder or employ the assistance of any person who has previously made improper use of AT&T's Confidential Information. CUSTOMER shall cause any person retained for this purpose to execute a non-disclosure agreement in favor of AT&T under substantially the same obligations of confidentiality as are set forth in Article 4.0 (Confidential Information). Such reviews shall take place at a time and place agreed upon by the parties. CUSTOMER's normal internal invoice reconciliation procedures shall not be considered a review of AT&T's relevant billing records for purposes of this Section.


(b) AT&T shall promptly correct any billing error that is revealed in a billing review, including refunding any overpayment by CUSTOMER in the form of a credit as soon as reasonably practicable under the circumstances. Any dispute concerning the results of a billing review shall be handled pursuant to the dispute resolution procedures in
Article 7.0 (Dispute Resolution).


(c) AT&T shall cooperate in any CUSTOMER billing review, providing reasonable access to AT&T employees and all appropriate billing records as reasonably necessary to verify the accuracy of AT&T's invoices. AT&T may redact from the billing records provided to CUSTOMER any information that reveals the identity or confidential information of other AT&T customers or other AT&T Confidential Information (as defined in Section 4.1) that is not relevant to the purposes of the review.


(d) CUSTOMER may review AT&T's relevant billing records more than once in any year if a previous review during that year found previously uncorrected net variances or errors in invoices in AT&T's favor with an aggregate value of at least three percent (3%) of the amounts payable by CUSTOMER for Service provided during the period covered by the review.


10. The words "and  CUSTOMER"  are inserted in the last sentence of Section
4.1 after the words "deemed to be AT&T" and before the word "INFORMATION".

The following language is inserted at the end of Section 4.1:

"For purposes of confidentiality obligations hereunder, and without purporting to allocate or assign ownership of such information, all CUSTOMER Proprietary Network Information ("CPNI"), as that term is or may hereafter be defined in Section 221(f) of the Communications Act of 1934, as amended, shall be CUSTOMER Confidential Information, and shall not be deemed AT&T Confidential Information; such CPNI shall be subject to the requirements and restrictions on use contained in the Communications Act of 1934 (the "Act"), but may be used and/or disclosed as permitted in the Act."

11. Section 4.2 is deleted in its entirety and is replaced with the following:

"Each party's INFORMATION shall, for a period of five (5) years following its disclosure(except in the case of Software, for an indefinite period):
(i) be held in confidence; (ii) be used only for purposes of performing this Agreement and using the Services; and (iii) not be disclosed except to the receiving party's employees, agents, professional advisors, and contractors having a need-to-know (provided that such agents, professional advisors and contractors are not direct competitors of either party and agree in writing to use and disclosure restrictions as restrictive as this
Article 4), or to the extent required by law (provided that prompt advance notice is provided to the disclosing party to the extent practicable).

12. Section 4.4 is deleted in its entirety and is replaced with the following:

"AT&T may monitor the Services in order to detect unauthorized use of the Services. CUSTOMER also authorizes AT&T to monitor the Services as necessary to verify transmission quality and operate, maintain and repair the Services. Any monitoring authorized under this Subsection shall be limited to that reasonably necessary to detect unauthorized use, verify transmission quality, and maintain and repair the Services, and shall not be for purposes of ascertaining or retaining message content of any voice or data communication (except pursuant to valid law enforcement requests). Subject to the provisions of Section 4.1, no information obtained (inadvertently or otherwise) in the course of such monitoring for fraud or quality shall be disseminated to any person without a "need to know" within AT&T or disclosed outside AT&T without prior written consent unless legally required. If AT&T has a legitimate need to monitor and/or record any calls between itself and CUSTOMER concerning the Services, AT&T shall comply with all federal and state laws applicable to such activity."

13. The first sentence in Section 6.1 is deleted in its entirety and replaced with the following:

"AT&T grants CUSTOMER a personal, non-transferable, and non-exclusive license (without the right to sublicense) to use, in object code form, all software and data furnished pursuant to the Attachments (collectively, the "Software"). AT&T shall provide CUSTOMER written and/or electronic documentation associated with all such Software."

14. The first sentence in Section 6.2, is deleted in its entirety and replaced with the following:

"CUSTOMER shall not copy or download the Software, except to create one copy for back-up and/or archival purposes unless additional copiesare expressly permitted in the applicable documentation for the Service or in a writing signed by AT&T referencing an Attachment."

15.  The following words shall be added to the end of Section 6.4:

", except that with respect to Billing Edge (or similar software), the term of the license shall be extended beyond the expiration or termination of this Agreement until both parties have agreed in writing that neither party owes anything to the other in payments or credits."

16. Section 6.6 is deleted in its entirety and is replaced with the following:

"AT&T warrants that all AT&T Software will perform substantially in accordance with its applicable published specifications, beginning on the date of delivery of the AT&T Software to CUSTOMER for a period of ninety
(90) days unless a different warranty period is specified in an Attachment. If CUSTOMER returns any AT&T Software that does not comply with this warranty during the warranty period, then AT&T, at its option, will either repair or replace the portion of the AT&T Software that does not comply or refund the amount paid by CUSTOMER for such failed or defective AT&T Software.. This warranty will apply only if the AT&T Software is used in accordance with the terms of this Agreement and is not altered, modified, or tampered with by CUSTOMER or Users.

This Section sets forth CUSTOMER's sole and exclusive remedies for failures and defects in Software, as provided in Section 9.2. If AT&T Software is provided by AT&T as an integral and significant part of a Service and its failure to perform as warranted hereunder would be material and adverse to the provision of the Service, where such is applicable as provided for in an Attachment, then any other applicable remedies available to CUSTOMER under an Attachment may apply to the Service.

17. The following is inserted in place of the existing Sections 7.1 and 7.2:

(a) Except as described in Section 7.2 (Exceptions), the following procedures shall be adhered to in all disputes that arise under this Agreement that the parties cannot resolve informally. The claimant must notify the other party in writing of the nature of the dispute with as much detail as possible about the deficient performance of that party. The Project Managers shall meet in person or by telephone within seven
(7) days of the date of the written notification to reach agreement about the nature of the deficiency and the corrective action to be taken. The Project Managers shall memorialize the nature of the dispute and their efforts to resolve it. If the Project Managers are unable to agree on corrective action within fifteen (15) days after their meeting, either party may require the escalation of the dispute to the next level of management. If the dispute cannot be resolved by further escalation to the second or third tier, as described in the escalation matrix in Subsection (b) below, the aggrieved party may pursue available legal and equitable remedies or, if the parties mutually agree, an independent mediator or arbitrator.

(b) As of the Effective Date, the parties' representatives for Dispute Resolution are as follows:


--------------------------------------
  CUSTOMER        AT&T      Time
                            to
                            Resolve
--------------------------------------
--------------------------------------
Project         Project        15
Manager         Manager        days
--------------------------------------
--------------------------------------
Vice            Sales          15
Preside         Vice           days
                President
--------------------------------------
--------------------------------------
Senior Vice     Regional       15
President-NetworVice           days
Operations      President
--------------------------------------

(c) The parties agree that the fact that either party may take any action that it believes is in its best interests to safeguard its network(s) or business operations without resorting to dispute resolution shall not, in and of itself, constitute a breach of this Agreement.

Section 7.3 is renumbered as Section 7.2.

The following is inserted as a new Section 7.3:


7.3   Performance Pending Outcome of Disputes.


(a) Pending completion of the dispute resolution process in connection with any dispute or controversy between the parties, both parties shall continue to perform their obligations under this Agreement, and AT&T shall not discontinue, disconnect, or in any other fashion cease to provide all or any material portion of the Services to CUSTOMER unless otherwise directed by CUSTOMER.


(b) The restrictions on AT&T in Subsection (a) above shall not apply where (i) the dispute or controversy between parties relates to material harm to the AT&T network(s) or other critical AT&T facilities or systems allegedly caused by CUSTOMER, and CUSTOMER does not immediately cease and desist from the activity giving rise to the dispute or controversy upon receipt of notice from AT&T (ii) a government authority in the affected jurisdiction has notified AT&T that CUSTOMER is making unlawful use of the Services and CUSTOMER does not immediately cease and desist such use; (iii) CUSTOMER does not continue to make payments as required hereunder for Service for amounts not the subject of a bona fide dispute, subject to the cure provisions set forth herein; (iv) CUSTOMER is not compliant with Section 2.3 (ii); or (v) where permitted pursuant to Section 3.2 or in the event of a violation of Articles 4, 5, 6 or 11.




18.  The following is inserted at the end of Section 8.0:

"Performance times shall be extended for a period of time equivalent to the time lost because of any delay or failure that is excusable under this Article; provided that the party seeking to extend performance notifies the other party of the occurrence of the cause of the delay or failure as soon as reasonably possible. AT&T and CUSTOMER may also agree on other measures to mitigate the consequences of circumstances beyond CUSTOMER's or AT&T's control. Notwithstanding the foregoing, AT&T's delay or failure to perform shall not be excused by the acts or omissions of its subcontractors unless the subcontractor's delay or failure of performance is the result of an event of force majeure set forth above.

AT&T shall not charge CUSTOMER for any Service or component thereof that is not provided as a result of a delay or interruption excused under this Section during the period of such delay or interruption. CUSTOMER shall be excused from any failure to satisfy any minimum purchase requirement to the extent that any such failure or ineligibility is the result of any delay or interruption by AT&T that is excused under this Section 8.0.


19. Sections 9.2 and 9.3 are deleted in their entirety and are rewritten as follows:

"9.2 EITHER PARTY'S ENTIRE LIABILITY AND THE OTHER PARTY'S EXCLUSIVE REMEDIES, FOR ANY DAMAGES CAUSED BY ANY SERVICE DEFECT OR FAILURE, OR FOR OTHER CLAIMS ARISING IN CONNECTION WITH ANY SERVICE OR PERFORMANCE OR NON-PERFORMANCE OF OBLIGATIONS UNDER THIS AGREEMENT SHALL BE:
(i) FOR BODILY INJURY OR DEATH TO ANY PERSON, OR REAL OR TANGIBLE PROPERTY DAMAGE, NEGLIGENTLY CAUSED BY A PARTY, OR DAMAGES ARISING FROM THE WILLFUL MISCONDUCT OF A PARTY OR A BREACH OF THE PROVISIONS OF ARTICLES 4 OR 5, THE OTHER, PARTY'S RIGHT TO PROVEN DIRECT DAMAGES;
(ii)  FOR  DEFECTS OR  FAILURES  OF  SOFTWARE,  THE  REMEDIES  SET FORTH IN
SECTION 6.6;
(iii) FOR INDEMNITY, THE REMEDIES SET FORTH IN SECTION 14;
(iv) FOR DAMAGES OTHER THAN THOSE SET FORTH ABOVE AND NOT EXCLUDED UNDER THIS AGREEMENT OR ANY ATTACHMENT, EACH PARTY'S LIABILITY SHALL BE LIMITED TO PROVEN DIRECT DAMAGES NOT TO EXCEED PER CLAIM (OR IN THE AGGREGATE DURING ANY TWELVE (12) -MONTH PERIOD) AN AMOUNT EQUAL TO THE TOTAL NET PAYMENTS PAYABLE BY CUSTOMER FOR THE APPLICABLE SERVICE UNDER THE APPLICABLE ATTACHMENT DURING THE THREE (3) MONTHS PRECEDING THE MONTH IN WHICH THE DAMAGE OCCURRED. THIS SECTION 9.2(iv) SHALL NOT LIMIT CUSTOMER'S RESPONSIBILITY FOR THE PAYMENT OF ANY AND ALL PROPERLY DUE CHARGES UNDER THIS AGREEMENT.
9.3 EXCEPT FOR THE PARTIES' OBLIGATIONS UNDER SECTION 14, NEITHER PARTY SHALL BE LIABLE TO THE OTHER PARTY FOR ANY INDIRECT, INCIDENTAL, CONSEQUENTIAL, PUNITIVE, RELIANCE OR SPECIAL DAMAGES, INCLUDING WITHOUT LIMITATION, DAMAGES FOR LOST PROFITS, ADVANTAGE, SAVINGS OR REVENUES OF ANY KIND OR INCREASED COST OF OPERATIONS, WHETHER OR NOT SUCH PARTY HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES."

20. The words "EXCEPT FOR AT&T SUBCONTRACTORS" are inserted in Section 9.4, after the words "OR THIRD PARTIES".




21. The words "except for amounts disputed in good faith" are inserted in the second sentence of Section 10.1, after the words "after written notice by AT&T".

22. Section 11.3 is deleted in its entirety and replaced with the following:

"If any portion of this Agreement is found to be invalid or unenforceable, the remaining provisions shall remain in effect and the parties shall promptly negotiate in good faith to replace invalid or unenforceable portions that are essential parts of this Agreement with provisions that are consistent, to the greatest possible extent, with the parties original intent."

23. New section 11.9 is added at the end of Section 11.0 as follows:

"11.9 AT&T shall include in its Tariffs any necessary terms and conditions of this Agreement that under applicable law must be included therein to be fully enforceable and shall draft such tariff to accurately reflect the terms and conditions of this Agreement. The terms and conditions in this Agreement that are not incorporated into such Tariff shall be fully enforceable whether or not they are included in the Tariff. Absent a contrary holding by a court, the FCC or another governmental authority of competent jurisdiction by final order, neither CUSTOMER nor AT&T shall not urge a court, the Federal Communications Commission or other governmental authority of competent jurisdiction to hold that any non-tariffed terms are invalid or unenforceable because they are not included in an AT&T Tariff or because of inconsistency with an AT&T Tariffs. In the event that a provision of this Agreement is held to be unenforceable because the provision is not included in (or is inconsistent with) an AT&T Tariff, AT&T shall amend the Tariff to incorporate such provisions or to remove the inconsistency, subject to all applicable legal and regulatory requirements."

24.  The following new Section 12 is added at the end of the Agreement:

"AT&T will provide a written report quarterly and review with CUSTOMER the status of CUSTOMER's revenue, volume and monitoring condition commitments and requirements , taken as a whole, for periods that have previously been billed by AT&T for the Attachment Term year in which the review occurs. In the course of such quarterly reviews, AT&T and CUSTOMER may further discuss other matters of mutual interest, including, but not limited to, the performance of the Services, the adequacy of AT&T resources in the provisioning and support of CUSTOMER's use of the Services, new or improved AT&T services and features, and CUSTOMER's anticipated future requirements.

The parties acknowledge that federal and state regulatory and legislative actions may introduce new competitive alternatives into the telecommunications marketplace, which may affect the continued competitiveness of Services provided under this Agreement. Accordingly, if authorized in and pursuant to the procedures specified in an Attachment, AT&T acknowledges CUSTOMER's interest in state-of-the-art technologies that offer improved performance and more efficient and cost-effective ways to meet CUSTOMER's communications and related requirements. The parties shall meet on an annual basis to discuss such evaluate the competitiveness of Services provided under this Agreement in light of competitive service alternatives and other regulatory, technological, or marketplace developments. AT&T shall present an annual optimization study and make recommendations regarding potential changes that it believes CUSTOMER may wish to consider to achieve CUSTOMER's objectives. AT&T and CUSTOMER will cooperate in efforts to develop a mutually agreeable proposal that will satisfy the concerns of both parties and comply with all applicable legal and regulatory requirements. By way of example and not limitation, alternative proposals may include changes in rates, nonrecurring charges, revenue and/or volume commitments, discounts, the term of the Attachment and other provisions. If the parties reach mutual agreement on an alternative, AT&T will prepare and file any necessary tariff revisions and/or the parties will sign a contractual amendment to implement any mutually agreeable alternative proposal, subject to all applicable legal and regulatory requirements. This provision does not constitute a waiver of any charges, including shortfall charges, or any terms and conditions applicable to CUSTOMER, prior to the time the parties mutually agree to amend or replace the affected Attachment."

25. The Business Downturn clause set forth in Section 8 of the Addendum is deleted in its entirety and replaced with the following, which shall be a new Section 13.0 and added to the end of the Agreement:

"13.0 In the event of: (i) a business downturn, a corporate divestiture, merger, acquisition or significant restructuring or reorganization (including, without limitation, a CUSTOMER decision to exit a foreign country); or (ii) changes in CUSTOMER's network configuration, design, or use of technology, including without limitation changes resulting from the implementation of new services or service upgrades, the optimization of CUSTOMER's network or the substitution of one kind of AT&T service for another AT&T service; any of which is reasonably likely to affect CUSTOMER's requirements for Services in a manner than prevents or would prevent CUSTOMER from incurring charges sufficient to satisfy the minimum revenue or volume commitments under any Attachment (notwithstanding all commercially reasonable efforts by CUSTOMER to avoid a shortfall), the parties shall cooperate in efforts to develop a mutually agreeable alternatgive proposal that will satify the concerns of both parties . . By way of example and not limitation, such alternative proposals may include changes in rates, nonrecurring charges, revenue and/or volume commitments, discounts, the Service term and other provisions. Any mutually agreed upon adjustments shall be accomplished so as to reflect reduced traffic volumes in a fair manner, and may take account of the reduced commitment, the cause of the reduction in traffic, the effect of the reduction on AT&T's costs, the benefits enjoyed by both parties prior to the reduction, and the prices that would otherwise be available from AT&T for the affected Services at the revised commitment levels. If the parties reach mutual agreement on an alternative, the affected Attachment(s) shall be modified to incorporate the agreed-upon adjustments, and AT&T shall file any tariff revisions necessary to effectuate them within thirty (30) days after the parties agree to such revisions, subject to all applicable legal and regulatory requirements. This provision shall not apply to a change resulting from a decision by CUSTOMER to transfer portions of its traffic or projected growth to carriers other than AT&T. CUSTOMER must give AT&T written notice of the conditions it believes will require application of this provision. This provision does not constitute a waiver of any charges, including shortfall charges, incurred by CUSTOMER prior to the time the parties agree to revise or replace an Attachment."

26.  A new Section 14.0 of the Agreement is inserted as follows:

14.1 AT&T agrees to defend or settle, at its own expense, any third party claim or suit against CUSTOMER alleging that a Service furnished under this Agreement infringes any United States patent, trademark, copyright or trade secret, except where the claim or suit arises out of or results from: CUSTOMER's or User's Content in connection with the Service; modifications to the Service made by or combinations of the Service with services or products provided by CUSTOMER or others; AT&T's adherence to CUSTOMER's written requirements; or, use of the Service in violation of this Agreement. CUSTOMER agrees to defend or settle, at its own expense and without prejudice to AT&T or AT&T's continued provisioning of the Service to CUSTOMER or others, all claims or suits against AT&T covered by the exceptions in the preceding sentence and shall immediately cease any activity which gives rise to the alleged infringement. The indemnifying party will also pay all Damages and costs (including reasonable attorneys' fees) that by final judgment may be assessed against the indemnified party due to infringement by the indemnifying party.

14.2  In the  event  of a  claim  of  infringement  for  which  AT&T is the indemnifying party under Section 14.1, AT&T may at its option either procure the right to continue using, or replace or modify, the alleged infringing Service so that the Service becomes noninfringing and substantially compliant with the requirements in the applicable Attachment. Upon inability to reasonably perform either of the foregoing options, AT&T may terminate the affected Attachment, without liability other than as stated in Section 14.1.

14.3AT&T grants to CUSTOMER the right to permit Users to access and use the Services, provided that CUSTOMER shall remain solely responsible for the access and use by any User of the Services. Any use or access by Users shall be deemed to be use or access by CUSTOMER. AT&T shall be solely responsible to CUSTOMER, and not Users, for the Services."

14.4  With respect to the  indemnification  obligations in this Article 14:
(i) the indemnified party will notify the indemnifying party in writing promptly upon learning of any claim or suit for which indemnification may be sought, provided that failure to do so shall not affect the indemnity except to the extent the indemnifying party is prejudiced thereby; (ii) the indemnifying party shall have control of the defense or settlement, provided that the indemnified party shall have the right to participate in such defense or settlement with counsel of its own selection and at its sole expense; and (iii) the indemnified party shall reasonably cooperate with the defense, at the indemnifying party's expense.


27. A new Section 15.0 is inserted at the end of the Agreement as follows:


Mechanics' Liens.


(a) AT&T will pay all subcontractors, materialmen or other laborers with which it enters into agreements to perform work related to the Service. In no event shall CUSTOMER be obligated to pay such subcontractors, materialmen or other laborers for claims that arise out of work under their agreements with AT&T related to the Service.


(b) If any subcontractor, materialman, or laborer shall file in a county clerk's office a notice of intention, lien claim or stop notice with respect to a mechanics' lien (collectively "Lien Claim") against CUSTOMER, based upon AT&T's failure to pay any of its subcontractors, AT&T shall secure and furnish to CUSTOMER a waiver or release from such claimant, releasing CUSTOMER from all claims for work performed or materials furnished. AT&T shall have the option in lieu of discharging or removing any resulting lien, of furnishing CUSTOMER with a bond in form and amount satisfactory to CUSTOMER indemnifying CUSTOMER against such lien.


(c) Subject to the limitations of liability hereunder, if AT&T fails to honor its obligations under Section (a) or (b) above, it shall be liable for any cost, expense, or damage incurred by CUSTOMER (including any Affiliate) or any director, agent, or employee of CUSTOMER, acting in their corporate capacity, as a result of the filing or asserting of any Lien Claim or other charge by AT&T or any subcontractor, materialman, or supplier furnishing labor or material pursuant to this Agreement. CUSTOMER shall promptly notify AT&T of the filing of any Lien Claim or other charge upon CUSTOMER's discovery of same, but shall not itself undertake any action with respect thereto unless AT&T fails or refuses to perform AT&T's obligations with respect to same.


28. A new Section 16.0 is inserted at the end of the Agreement as follows:


   Access and Security


(a) Subject to Subsections (b) and (c) below, AT&T Personnel shall have such access at all times to Installation Sites as reasonably necessary to provide the Services in accordance with the terms of this Agreement.


(b) All AT&T Personnel shall be informed of, and shall comply with, CUSTOMER's security requirements at Installation Sites for which access is necessary to provide the Services. When deemed appropriate by CUSTOMER, AT&T Personnel will be issued passes or visitor identification cards which must be presented upon request to CUSTOMER's personnel and surrendered promptly upon CUSTOMER's demand or upon termination of this Agreement. Such passes or other identification shall be issued only to persons meeting any reasonable security criteria established by CUSTOMER for such purpose.


(c) Notwithstanding any other provision of this Agreement, CUSTOMER may refuse to issue passes or identification cards or immediately terminate the right of access to its premises of any AT&T Personnel, should CUSTOMER determine in its sole discretion for any lawful reason that such termination is in CUSTOMER's best interest. CUSTOMER shall promptly notify AT&T of any such refusal or termination of access, and AT&T shall have a reasonable opportunity to demonstrate to CUSTOMER that access should be granted or reinstated. Any refusal or termination of access shall remain in effect (without relieving AT&T of any of its obligations to perform hereunder) pending such demonstration and CUSTOMER's final determination as to the advisability of such reinstatement. Unless AT&T had prior notice or reasonable cause to believe that particular AT&T Personnel would be barred from CUSTOMER's premises, the time allowed under this Agreement for any installation, repair, maintenance, or similar action that such barred personnel were to perform shall be tolled for the period reasonably required by AT&T to deploy substitute personnel.


(d) For purposes of this Section, the term "AT&T Personnel" shall include all employees and agents of AT&T and its subcontractors.


29. A new Section 17.0 is inserted at the end of the Agreement as follows:


The parties represent that they are now in compliance with, and warrant that they shall for the duration of this Agreement comply with, all foreign and domestic laws, statutes, ordinances, rules, regulations and orders applicable and material to, in the case of AT&T, the provision of Services to CUSTOMER and, in the case of CUSTOMER, the use of the Services.



Each party, by signing below, acknowledges that it has read, understands and agrees to the provisions of this Amendment. Each individual signing below represents that such individual is duly authorized to sign this Amendment on behalf of the party for whom such individual is signing.

IN WITNESS WHEREOF, the parties have entered into this Amendment as of the date fully executed below.

GALILEO INTERNATIONAL, L.L.C.            AT&T CORP.


By:______________________________        By:______________________________
(Authorized Signature)                   (Authorized Signature)


_________________________________        __________________________________
(Typed or Printed Name)                  (Typed or Printed Name)

_________________________________         ____________________________________
(Title)                                   (Title)

_________________________________         ____________________________________
(Date)                                    (Date)