Form 10-K
period 2000-12-31
GALILEO INTERNATIONAL INC
filed 2001-03-13
CIK 1039300

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 2000
                             -----------------

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                to
                                  --------------    --------------

   Commission file number        1-13153

                           Galileo International, Inc.

------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                     36-4156005
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

  Preferred Stock Purchase Rights           New York Stock Exchange
                                             Chicago Stock Exchange

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

Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non voting stock held by non-affiliates of the registrant as of March 9, 2001 was approximately $1,704,000,000. At March 9, 2001, there were 87,873,919 shares of Common Stock, par value $.01 per share, of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 17, 2001.

                           GALILEO INTERNATIONAL, INC.
                          YEAR ENDED DECEMBER 31, 2000
                                      INDEX

                                                                    PAGE
                                                                    ----

PART I

  ITEM 1.    BUSINESS                                                1
  ITEM 2.    PROPERTIES                                              13
  ITEM 3.    LEGAL PROCEEDINGS                                       13
  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     13

PART II

  ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED       14
                    STOCKHOLDER MATTERS
  ITEM 6.    SELECTED FINANCIAL DATA                                 15
  ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL       17
                    CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET   26
                    RISK

  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             27
  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON        58
                    ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       58
  ITEM 11.  EXECUTIVE COMPENSATION                                   58
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND      58
                    MANAGEMENT

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           58

PART  IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS     59
                    ON FORM 8-K

PART I
ITEM 1.  BUSINESS

     Galileo International, Inc., which was incorporated in the state of Delaware on May 13, 1997, is one of the world's leading providers of electronic global distribution services ("GDS") for the travel industry utilizing a computerized reservation system ("CRS"). We are also a provider of information technology services that draw upon our in-depth knowledge of the travel industry and our expertise in developing and operating complex, mission-critical transaction processing systems. In addition, through our wholly owned subsidiary, Quantitude, Inc. ("Quantitude"), we have begun to provide enterprise networking services to several customers both in and outside of the travel industry. Prior to the consummation of our initial public offering in July 1997, we were a partnership owned by direct or indirect subsidiaries of 11 major North American and European airlines.

     Through our Apollo(R) and Galileo(R) computerized reservation systems, we provide travel agencies at approximately 42,000 locations, numerous Internet travel sites, as well as corporations and consumers who use our self-booking products, with the ability to access schedule and fare information, book reservations and issue tickets for more than 500 airlines. We also provide subscribers with information and booking capabilities covering approximately 40 car rental companies and more than 200 hotel companies with approximately 47,000 properties throughout the world. We completed approximately 345 million bookings in 2000, representing approximately $80 billion in travel services provided by travel suppliers. Our travel agency subscribers use approximately 178,000 computer terminals, all of which are linked to our Data Center, one of the world's largest commercial data processing complexes, with a system uptime performance record of better than 99.9%.

     We operate in 107 countries and have significant market share in markets throughout the world, including the United States, Canada, Europe, Asia/Pacific, the Middle East and Africa. Our strong global presence has enabled us to continuously expand in markets outside the United States. Today approximately 61% of our distribution revenues are generated outside the U.S. In the U.S., we strengthened our position in the traditional travel agency distribution channel in 2000 and have aggressively pursued new opportunities in the online channel.

     Believing that the public market is not appropriately valuing our financial performance, cash flow generation and growth prospects, we announced on October 20, 2000 that our Board of Directors authorized management to explore strategic alternatives for the Company designed to maximize shareholder value. Our Board of Directors has engaged J.P. Morgan Chase & Co. as its financial advisor to assist in its review of several options including, but not limited to, a leveraged buyout or sale to a strategic buyer. We make no assurance that any transaction will be completed. (1)

ELECTRONIC GLOBAL DISTRIBUTION SERVICES - STRATEGY

     We intend to strengthen our position as a leading provider of electronic global distribution services and to continue to capitalize on our competitive advantages, the key elements of which are: (i) a diversified global presence,
(ii) established relationships with a diverse group of travel suppliers and subscribers, (iii) a technologically-advanced information system operated by a highly skilled technical staff, (iv) a comprehensive offering of innovative products, and (v) Internet-based initiatives with unique appeal to travel consumers, agencies and suppliers.

     We distribute our products through a combination of our own local sales and marketing offices and a network of non-owned national distribution companies ("NDCs"). This distribution network enables us to efficiently and effectively market our products to the subscriber community and provides us with a local presence in markets throughout the world. Our extensive global business experience provides a firm base

-----
(1) See Statement Regarding Forward-Looking Statements on page 25.

for continued expansion in new and existing markets. We continue to strengthen our presence in developing and emerging markets that provide excellent future growth opportunities, such as Eastern Europe, Africa, the Middle East and Asia. We believe that in-depth knowledge of the local travel markets in which we distribute our products is essential to developing and strengthening our ties to travel suppliers and the local travel agencies that generate significant booking volumes. We will continue to assess opportunities to acquire distributors in mature, highly automated markets, where we can realize attractive economic returns and enhance our customer service. (1) Consistent with this strategy, in April 2000 we acquired Travel Automation Services Limited ("Galileo UK"), our NDC in the United Kingdom, from British Airways Plc. This acquisition raised the number of wholly owned sales and marketing organizations to 18, representing approximately 68% of our distribution.

     We strive to provide valuable products and superior customer service in order to strengthen relationships with our established base of travel agency and travel supplier customers and to attract new customers to our core electronic global distribution services business. (1)

     In 2000, we continued our tradition of developing innovative products and services for our travel agency customers to use to remain competitive, increase efficiency and better serve their customers. In doing so, we focused on leveraging the many opportunities the Internet has created that enable us to open access to our CRS and to integrate valuable Web-based travel content into our products. The new solutions include: Galileo Wireless(TM), the industry's first-to-market suite of travel management services for wireless devices; Galileo e-Agent(TM), a pre-defined Internet portal that provides an organized and convenient portal for retrieving pertinent travel information and bookable content via the Internet; Galileo e-Cruise, an Internet cruise shopping tool that allows agents to search, price, book, secure payment and cancel cruise bookings; XML Select(TM), a structured data application programming interface that allows travel agencies, third-party suppliers, consolidators and travel industry-related e-commerce and software developers to create their own high-volume Web booking engines and server-based applications working in conjunction with our CRS; and Galileo ViewTrip, an Internet information service tool that provides travelers access to their personal itinerary online, in realtime, 24-hours a day, seven-days a week, from anywhere in the world. Also in 2000, we announced the United Kingdom launch of our RailMaster product for the French national rail company, Societe Nationale des Chemins de Fer Francais ("SNCF"). RailMaster provides a direct link between the Galileo CRS and the SNCF host system, giving travel agents in the United Kingdom direct access to French domestic and international rail services.

     Our commitment to online activities was strengthened in 2000. After acquiring a 19% stake in TRIP.com, Inc. ("TRIP.com") in 1999, we purchased the remaining ownership interest in early 2000 for $214.4 million in a combined cash and stock transaction. TRIP.com is an award-winning one-stop online travel services and technology provider. During the second half of 2000, TRIP.com made available to our agency customers flightTRACKER, an online flight tracking tool that tracks airline and general aviation aircraft in route over the U.S. by location and arrival time. This tool is available on the desktop of our travel agency customers and allows agencies to enhance the services they provide to their customers and remain competitive by leveraging the technological advancements that the Internet and TRIP.com provide. In 2001, TRIP.com plans to re-launch its Web site with an improved design, enhanced booking engine and enhanced site architecture, designed to provide a faster and more customer-focused travel booking experience. (1)

     In furthering our commitment to supporting travel agencies, in 2000 we launched TravelGalileo.com(TM), a travel agency Web portal that combines e-commerce with the professional services of a customer's preferred travel consultant. TravelGalileo.com is designed to be an easy-to-implement additional point of presence on the Web for participating agencies, serving as a seamless extension of their traditional `brick-and-mortar' offices. To date, approximately 800 agencies are registered to participate on the site. In addition, we were chosen as the booking engine behind Beyoo.com, a pan-European online

-----
(1) See Statement Regarding Forward-Looking Statements on page 25.

travel portal and Biztravel.com, a leading online travel company. We also entered into an agreement with TelMe.com Plc, a United Kingdom Internet and e-commerce services provider. Under this agreement, TelMe.com Plc has agreed to use and offer the Galileo system as the exclusive CRS behind its online offerings in the United Kingdom, the Middle East, Southern Africa and a number of European countries.

     We intend to continue the development and deployment of our products in the marketplace. (1) In 2000, we added Galileo e-Agent, Galileo e-Cruise, and TRIP.com's flightTRACKER to our Viewpoint(TM) product, the first-to-market, complete graphical user interface booking system for air, hotel and car rental reservations, that was introduced to the marketplace in 1998. Viewpoint has been installed in over 28,000 travel agency locations worldwide, and we are adding about 1,000 new Viewpoint users each month. (1)

     In addition to being the CRS of choice for many of today's leading travel management companies, we are also the CRS of choice among several of the Fortune 500 and other leading corporations throughout the world. We believe that we excel in serving corporate customers by continually introducing leading-edge technologies and by listening and responding to customer needs. By working strategically with customers through vehicles such as our Corporate Advisory Board, we count among our customers and advisory board members industry stalwarts such as Deloitte & Touche, EMC, Hewlett Packard, Nike and Oracle.

     In 2000, we announced several new products focused on the important corporate travel market. In June, we successfully launched Galileo Wireless, the industry's first-to-market suite of travel management services for wireless devices. In addition to other features, Galileo Wireless gives mobile professionals access to their full itineraries, as well as the ability to change flight reservations on their wireless device. We also announced the debut of Corporate Travelpoint(TM) 2.0, the next-generation global solution for integrated corporate travel management. Expected to be available in 2001, Corporate Travelpoint 2.0 will be an advanced Internet travel management solution developed for corporations that need to effectively manage numerous preferred travel supplier agreements and extensive corporate travel policies.
(1) Galileo Wireless and Corporate Travelpoint 2.0 are being marketed directly to corporations and through travel agencies.

     We intend to continue to pursue opportunities to further open up our CRS to distribute travel anytime, anywhere, through a variety of means. (1) We will continue to develop leading technologies, integrate additional travel content into our products, further strengthen our relationships with our agency and supplier customers and maintain our position as a leading market maker in the integrated electronic travel distribution marketplace. (1)

     Throughout 2000, we made investments in several technology companies that complement our core product offerings, support our technology infrastructure, and/or facilitate our applications development. These investments include equity interests in EncrypTix, Inc., a provider of highly secure, authenticated online printing technologies, and Passkey.com, Inc., a leading provider of integrated Web-based group housing and travel solutions for the meetings and convention industry. We expect to continue this strategy of investing in technology companies that help us increase the value delivered to our customers. (1)

ELECTRONIC  GLOBAL   DISTRIBUTION   SERVICES  -  CUSTOMER  BASE:  TRAVEL
SUPPLIERS AND SUBSCRIBERS

     We derive substantially all of our electronic global distribution services revenues from booking fees paid by travel suppliers. Travel suppliers store, display, manage and sell their services through our systems. Airlines and other travel suppliers are offered varying levels of functionality at which they can participate in our systems, Apollo in North America and Japan and Galileo in the rest of the world. In 2000, approximately 92% of our booking fee revenues were generated from airlines.

------
(1)  See Statement Regarding Forward-Looking Statements on page 25.

     The booking fee structure for airlines varies based upon the location of the subscriber generating the booking. For bookings made in North America and Japan, we charge airlines a fee per transaction, and thereby earn a separate fee for each booking and for each cancellation. In the rest of the world, we charge airlines a booking fee per "net booking". In that case, we earn a fee for net bookings (gross bookings less cancellations). Globally, car, hotel and leisure travel suppliers are generally charged a fee per net booking. We charge premiums for higher levels of functionality selected by the travel suppliers. Nearly 100% of our booking fees are billed in U.S. dollars, which limits our exposure to fluctuations in other currencies against the U.S. dollar.

     We also offer products to travel agencies and other subscribers that enable them to electronically locate, price, compare and purchase travel suppliers' services through our systems. By accessing the electronic marketplace created by our systems, the subscriber is able to obtain schedule, availability and pricing information, and purchase travel services from multiple travel suppliers for complex travel itineraries. Our product and service offerings to travel agencies also facilitate internal business processes such as quality control and operations and financial information management. Increasingly, this includes the integration of products and services from independent parties that complement our core product and service offering.

     Travel agencies access our systems using hardware and software typically provided by us or an NDC, although travel agencies can choose to purchase their own hardware and certain software. We and the NDCs also provide technical support and other assistance to the travel agencies. Through the NDCs and our internal sales and marketing offices, we have developed relationships with travel agencies of all sizes throughout the world. Multinational travel agencies constitute an important category of subscribers because of the high volume of business that can be generated through a single relationship. Bookings generated by our five largest travel agency customers constituted 22% of the bookings made through our systems in 2000.

     With the rise in popularity of personal computers, commercial online services and other means of Internet access, individual consumers increasingly have the ability to purchase services directly from travel suppliers that have electronic distribution capability. We have therefore developed products such as Galileo Passport(TM), Travelpoint.com and XML Select, that provide travel suppliers, agencies and other third parties with the ability to create websites and distribute their products directly to consumers.

ELECTRONIC GLOBAL DISTRIBUTION SERVICES - PRODUCT DISTRIBUTION

     We distribute our products to subscribers primarily through our internal sales and marketing organization and our NDCs. Our local sales and marketing groups distribute our products in North America, the United Kingdom, Belgium, France, Germany, Spain, Portugal, the Netherlands, Switzerland, Sweden, Finland, Norway, Russia, Hong Kong, Singapore, the Philippines, Brazil and Venezuela. Bookings made in these countries collectively accounted for approximately 68% of our 2000 bookings.

     In markets not supported directly by our sales and marketing organization, we utilize an NDC structure, where feasible, in order to take advantage of the NDC partner's local market knowledge. The NDC is responsible for cultivating the relationship with subscribers in its territory, installing subscribers' computer equipment, maintaining the hardware and software supplied to the subscribers and providing ongoing customer support. The NDC earns a share of the booking fees generated in the NDC's territory, as well as all subscriber fees billed in that marketplace.

     NDCs, which are typically owned or operated by the national airline of the relevant country or a local travel-related business, accounted for approximately 32% of our booking volume in 2000.

     We and our NDCs distribute products such as Travelpoint.com to travel agencies for use by their corporate and individual customers. We and our NDCs also distribute our products to certain Internet-based travel service providers. The Internet sites of those travel service providers allow individual consumers direct access to our systems and provide us with an additional means of generating booking fees.

ELECTRONIC GLOBAL DISTRIBUTION SERVICES - COMPETITION

     Our primary competitors consist of three global distribution system companies: Sabre, Amadeus and Worldspan and to a lesser extent, regional reservation systems including Abacus, Axess, Infini and Topas. Additional competition includes other travel infrastructure companies such as Pegasus Systems and Datalex and firms that operate in the virtual travel services sector such as Expedia and Travelocity. We have a strong presence in markets throughout the world, ranking first or second in every market except Latin America. Sabre and Worldspan are primarily concentrated in the U.S. and Amadeus is primarily concentrated in Europe and Latin America.

     Competition to attract and retain travel agency subscribers is intense. The failure to renew travel agency contracts or obtain new subscribers could negatively impact our business. In highly competitive markets, we and other CRSs offer incentives to travel agency subscribers if certain productivity or booking volume growth targets are achieved. Although continued expansion of the use of such incentive payments could adversely affect our profitability, our failure to continue to make such incentive payments could result in the loss of some travel agency subscribers. If we were to lose a significant portion of our current base of travel agencies to a competing CRS or if we were forced to further increase the amounts of such incentive payments significantly, our business, financial condition and results of operations could be materially adversely affected. (1)

ELECTRONIC GLOBAL DISTRIBUTION SERVICES - INDUSTRY REGULATION

     Our GDS business is subject to regulation primarily in the United States, the European Union and Canada. Each jurisdiction's rules are largely based on the same set of core premises: that a CRS must treat all participating airlines equally, whether or not they are owners of the system; that airlines owning CRSs must not discriminate against the CRSs they do not own; and that CRS relationships with travel agencies should not be an impediment to competition from other CRSs or to the provision of services to the traveler. While each jurisdiction has focused on the CRS industry's role in the airline industry, the U.S. CRS Rules and the EC CRS Rules have the greatest impact on us because of the volume of business transacted by us in the United States and the European Union. Neither jurisdiction currently seeks to regulate CRS relationships with non-airline participants such as hotel and car rental companies, although changes to the EC CRS Rules effective March 15, 1999 allow CRSs to incorporate rail services into CRS displays and such rail services are therefore subject to certain sections of the EC CRS Rules.

     The U.S. CRS Rules, among other things, prohibit a CRS that is owned by an airline or an airline affiliate from entering into contracts with travel agencies that contain exclusivity clauses or that require the agency to maintain a certain percentage of computer terminals or bookings from a particular CRS.

     In several respects, the United States and European Union regulators have reached similar conclusions regarding the appropriate means of ensuring achievement of desired results. Both jurisdictions recognize that there is a possibility that subscribers will book flights which appear early on in availability displays, as they may be reluctant to read through all information presented in subsequent displays. Accordingly, both jurisdictions require systems to provide airline displays for travel agencies that are ordered on the basis of neutral principles and that all airlines must be charged the same fees for the same level of participation. The EC CRS Rules go further and require that fees must be reasonably structured and reasonably related to the cost of the service provided and used. Moreover, under EC CRS Rules, airlines have the ability to disallow certain types of bookings, unless they have already been accepted.

-----
(1)  See Statement Regarding Forward-Looking Statements on page 25.

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

     The U.S. CRS Rules are currently under review. In our historical role as provider of two distinct systems, Apollo in North America and Japan, and Galileo in the rest of the world, we have developed familiarity with the requirements and approval procedures of each regulatory jurisdiction, and are experienced in addressing regulatory issues as they arise. To the extent CRS rules are proposed or adopted by other countries, we expect they will be similar to the existing rules in other jurisdictions.

INFORMATION SERVICES - STRATEGY

     We offer information services that draw upon our in-depth knowledge of the travel industry and our expertise in developing and operating complex, mission-critical transaction processing systems. We operate the internal reservation system used by United Airlines and operate GlobalFares(TM), a fares quotation system used by approximately 100 airlines worldwide.

     As a result of developing and operating one of the world's largest CRSs, we have acquired significant knowledge of, and experience in, both the travel business and the information technology business. This knowledge and experience has created a basis from which we have been able to provide a range of specialized information technology solutions to airlines throughout the world. We refine our information technology on a regular basis in order to maintain a cost-effective system that is fully integrated from travel supplier to subscriber and is tailored to individual customer needs. We utilize an architecture with open standard interfaces and protocols to ensure the efficient distribution of information among users. We currently provide fare quotation services, internal reservation services, other internal management services and software development services to such airlines.

     We currently provide fare quotation services through our GlobalFares fares quotation system to airlines throughout the world. GlobalFares is used in conjunction with each airline's internal reservation system and provides pricing information, addressing the challenges and complexities of real-time fare quotation processing. In 2000, we entered into an agreement with EDS and began joint development of the next generation of our GlobalFares system that will provide airlines with a more seamless method of distributing airfare information. We believe that the new GlobalFares system, when completed, will be one of the most competitive products in the travel industry, encompassing more features of the Airline Tariff Publishing Company automated rule, routing and footnote products than used by any other CRS. (1)

-----
(1)  See Statement Regarding Forward-Looking Statements on page 25.

     We also provide internal reservation services to United Airlines. Such services include the display of schedules and availability, the reservation, sale and ticketing of travel services and the display of other travel-related information to United Airlines' airport offices, city ticket offices and reservation centers throughout the world. In addition, we provide certain other internal management services to United Airlines, including network management, departure control, availability displays, inventory management, database management and software development.

     Late in 2000, we announced our newest service offering, hosting for companies' mission-critical e-business applications. As the need for highly adaptable, scalable and advanced managed hosting service continues to grow, we believe that our highly secure Data Center facility and experience in managing this type of environment will create opportunities for us to leverage this asset and expand into another profitable business. (1) Leveraging our Data Center asset requires us to make minimal capital investment and offers significant opportunity for us to produce high returns on that investment.

INFORMATION SERVICES - TECHNOLOGY

     We have made significant investments in technology and related equipment. We believe that we will continue to benefit from operating economies of scale, as our technology is easily expandable and can support incremental volume with modest additional investment. (1)

     Our computer systems provide real-time, high-volume transaction processing and are comprised of 21 large-scale enterprise servers and more than 500 NT/UNIX servers with capacity approaching 100 terabytes of information storage. These computer systems are operational 24 hours a day, every day of the year, and process, on average, over 294 million requests for information per day. At peak times, we process more than 8,500 messages per second.

     Our data and transaction processing services are dependent upon our Data Center. We maintain comprehensive security and backup systems in order to deliver consistent, reliable service to customers. Although we believe we have taken sufficient precautions to protect this facility and to achieve network security, a natural or manmade disaster, third party intrusions or attacks, or other calamity that causes significant damage to, or failure of, the facility or our systems would have a material adverse effect on our business, financial condition and results of operations.

INFORMATION SERVICES - COMPETITION

     Competition within the information services market is segmented by the type of service offering. Internal reservation services competitors include Sabre, EDS, Worldspan, Amadeus and Atraxis. Competitors for data center and e-business hosting include Exodus, IBM, Digex, AT&T and EDS.

ENTERPRISE NETWORKING SERVICES - STRATEGY

     Through our wholly owned subsidiary, Quantitude, we provide enterprise networking services to several customers both in and outside of the travel industry. Launched in March 2000, Quantitude is currently expanding and upgrading our global private network to a standard Internet Protocol platform ("TCP/IP") to deliver global Internet, Virtual Private Network ("VPN"), and telecommunications services worldwide. We believe that the new network will deliver the cost efficiencies of the Internet, coupled with the high quality service, reliability, and performance demanded by mission-critical private networks. (1)

     Our network is one of the largest of its kind in any industry, spanning 107 countries, totaling more than 20,000 endpoints, and linking approximately 42,000 travel agency locations and travel suppliers,

-----
(1) See Statement Regarding Forward-Looking Statements on page 25.

including more than 500 airlines, 47,000 hotel properties, all major car rental companies, cruise lines and numerous tour operators. We have transferred asset ownership of our existing network to Quantitude, which will continue to operate the network. The new network will leverage our global presence to enable Quantitude to provide VPN, telecommunications and Internet services in all 107 countries. (1) Included will be access and switching hubs in 300 of the world's largest metropolitan areas serving thousands of cities on six continents. (1) Quantitude will be co-locating hub equipment at telecommunications provider facilities worldwide, including AT&T, the preferred provider of telecommunications services for the new network.(1)

     Construction of Quantitude's global network is under way, with the U.S. network expected to be completed by mid-year 2001, an additional 50 key country hubs completed by year-end 2001, and the entire network to be completed in 2002.
(1) The ATM (asynchronous transfer mode) and TCP/IP architecture of Quantitude's network will provide customers with many connectivity options. In the interim, Quantitude will offer customers flexibility by running their legacy networks regardless of the existing platform.

     All access hubs will provide value-added services such as protocol conversion services, routing services, network security services and the capability for network hosting services. (1) In-country networking, VPN, and voice and data integration are key features offered to network users. As a private network, our network offers the high level of security and privacy required by many users, including the travel industry. By using a variety of access methods to connect the end user, and utilizing ATM and Internet Protocol technologies, our network will offer high quality, reliable performance. (1)

     We believe that Quantitude fills the void between costly private networks and unpredictable and un-secure Internet-based VPN's. Our value proposition is to offer custom solutions and one-stop shopping for `next-generation' communication and information networking on a global basis, with world-class quality and efficiency.

     Quantitude is a cornerstone of our comprehensive strategy to bring the cost efficiency and capabilities of Internet Protocol technologies to our travel industry customers and others outside the travel industry. We believe that Quantitude will be a key contributor to revenue and earnings growth in 2001 and beyond. (1)

ENTERPRISE NETWORKING SERVICES - COMPETITION

     The market for providing globally managed TCP/IP networks is still in its infancy. We believe, however, that a number of companies are positioned to compete directly or indirectly with Quantitude. These competitors include:
Savvis Communications, Equant, Rhythms Net Connections, Infonet Services Corp., Digital Island and Covad Communications Group.

ENTERPRISE NETWORKING SERVICES - INDUSTRY REGULATION

     UNITED STATES. In the United States, the provision of communications services is subject to varying degrees of federal and state regulation. As a general matter, the Federal Communications Commission ("FCC") and state public utility commissions regulate the provision of "basic" communications services. A "basic" service is sometimes thought of as a transmission pipe, or a communications service that moves the sender's information from one location to another without changing or interacting with the information in a way that is apparent to the receiver of the information. In contrast, the FCC and state public utility commissions have chosen not to regulate "enhanced" services. An "enhanced" service is a communications service that interacts with or otherwise affects the sender's information in some manner that is apparent to the receiver of the information.

-----
(1)  See Statement Regarding Forward-Looking Statements on page 25.

     The FCC regulates the provision of basic communications services where those services are considered interstate or international communications and are provided on a "common carrier" basis. A "common carrier" is an entity that offers basic communications services to the public or to all prospective users on standardized rates and terms. The various state regulatory commissions also regulate basic communications services provided on a common carrier basis, but only to the extent that such services originate and terminate within the same state.

      We are currently ascertaining the regulatory status of the communications services that Quantitude provides or plans to provide in the United States. Based on our current review, we believe that Quantitude would not be subject to federal or state regulation in the provision of data enterprise networking services provided over Quantitude's global private network. (1) Our position is based on our belief that the FCC and state public utility commissions would classify these services as "enhanced" or would find that Quantitude is not providing service on a common carrier basis. (1)

      Quantitude also intends to provide voice services, which are considered to be "basic" services that are provided on a common carrier basis such that they are subject to federal and state regulations. (1) Depending on the jurisdiction in which these service are provided, Quantitude will be required to obtain a license or certificate and file tariffs in order to provide these services. In addition, as a provider of common carrier services, Quantitude will be subject to certain reporting or fee requirements, and will be required to provide service pursuant to certain laws, regulations or policies that effectively dictate the terms and conditions of service or limit Quantitude's ability to provide service in the desired manner.

     OTHER COUNTRIES. The provision of telecommunications services or the operation of telecommunications equipment or facilities also is subject to varying degrees of regulation in countries other than the United States. Because these laws and regulations vary widely from country to country, Quantitude's operations will trigger different regulatory requirements in each country. In some countries, Quantitude's services and facilities may not be regulated. In other countries, Quantitude will be required to notify the regulator that it is providing service or to obtain a license from the regulator prior to commencing operations. In addition, Quantitude may be required to file tariffs in order to provide service, may be subject to certain reporting or fee requirements, or may be required to provide service pursuant to certain laws, regulations or policies that effectively dictate the terms and conditions of service or limit Quantitude's ability to provide service in the desired manner. Finally, in some countries Quantitude may not be able to provide service or operate equipment as planned, and may have to rely on third parties to achieve its business objectives.

RELATIONSHIP WITH AIRLINE STOCKHOLDERS

     As of December 31, 2000, airline stockholders owned, in the aggregate, approximately 27% of our outstanding Common Stock. The airline stockholder controlled by United Airlines is our largest stockholder, owning approximately 18% of the outstanding Common Stock. No other airline stockholder owns more than 10% of our outstanding Common Stock. In addition, Special Voting Preferred Stock allows certain airline stockholders to elect a total of three members of our Board of Directors. The airline stockholders controlled by United Airlines and SAirGroup own two shares and one share of Special Voting Preferred Stock, respectively. Each share entitles its holder (or in certain circumstances, the holder's transferee) to elect one director. As to the remaining directors, the airline stockholders have agreed, pursuant to an agreement with us (the "Stockholders' Agreement"), to vote their shares of Common Stock in favor of the election of independent directors who will be nominated by the Board of Directors and the election of three management directors.

-----
(1)  See Statement Regarding Forward-Looking Statements on page 25.

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

     United Airlines is the largest single travel supplier utilizing our systems, generating revenues that accounted for approximately 12% of total revenues in 2000. No other travel supplier accounted for 10% or more of our revenue in 2000.

RESEARCH & DEVELOPMENT

     Research and development costs consist of expenditures incurred during the course of planned research and investigation aimed at discovery of new knowledge useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design, testing of product alternatives or construction of prototypes. Research and development costs, excluding amortization of computer software, are expensed as incurred and were approximately $7.1 million, $6.2 million and $4.8 million for the years ended December 31, 2000, 1999, 1998, respectively. In addition, we invest in companies that offer innovative technical solutions to meet our business needs.

EMPLOYEES

     We believe that our success is due in large part to our employees. We strive to hire and retain highly skilled and motivated personnel. As of December 31, 2000, we employed approximately 3,300 people. Approximately 79% of our employees are located in the United States and Canada, 17% in Europe and 4% in Latin America and countries throughout the Asia/Pacific region. Our employees in Brazil, representing about 1% of our workforce, are unionized in accordance with local regulations. We believe that our relationship with our employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their positions with the Company and their ages, as of the filing date of this report, are as set forth below. There are no family relationships among any directors or officers.

Name                             Age   Position
----                             ---   --------

James E. Barlett                 57    Chairman, President, Chief
                                         Executive Officer
Cheryl Ballenger                 45    Executive Vice President, Chief
                                         Financial Officer and Treasurer
Lyn Bulman                       41    Senior Vice President, Human
                                         Resources and Corporate Relations
Babetta R. Gray                  42    Executive Vice President,
                                         Subscriber Sales and Service
James E. Lubinski                45    Executive Vice President,
                                         Operations, Chairman TRIP.com, Inc.
                                         and Quantitude, Inc.
David A. Near                    42    Senior Vice President, Internet
                                         and E-Commerce
Anthony C. Swanagan              41    Senior Vice President, General
                                         Counsel and Secretary
Ronnie L. Thornhill              63    Senior Vice President, Network
                                         Services, President and Chief
                                         Executive Officer, Quantitude, Inc.

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

     Ms. Ballenger has been Executive Vice President, Chief Financial Officer and Treasurer since May 2000. In this position, Ms. Ballenger is responsible for all finance, accounting, tax and treasury functions, as well as global purchasing, facilities and real estate. Additionally, Ms. Ballenger has overall responsibility for the Company's new Internet-focused management team and for the Vendor Sales and Marketing organization. Prior to her current position, she served as Vice President and Corporate Controller since August 1997, Operations Division Controller since October 1993 and joined the Company as an Accounting Manager in May 1990. Before joining the Company, Ms. Ballenger served as audit manager at Ernst & Young, auditing public, private and not-for-profit companies. Ms. Ballenger is also a Director of the Company and serves on the Boards of Directors of Quantitude and TRIP.com.

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

     Mr. Lubinski has been Executive Vice President, Operations since August 1999 and prior to that he was Senior Vice President, Information Services and Operations since July 1995. In this position, Mr. Lubinski is responsible for ensuring technological leadership in systems development for the Company. Prior to joining the Company, Mr. Lubinski served since 1994 as Senior Vice President and Division Head of Systems and Operations for Boatmen's Trust Company. From 1978 to 1994, Mr. Lubinski held several technical positions at NBD Bancorp, including First Vice President and Development Manager. Mr. Lubinski is also Chairman of the Board of the Company's Quantitude and TRIP.com wholly owned subsidiaries.

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

     Mr. Thornhill has been Senior Vice President, Network Services and President and Chief Executive Officer of Quantitude, a wholly owned subsidiary of the Company, since May 2000. In his current position, Mr. Thornhill provides executive leadership of Quantitude and oversees all aspects of enterprise networking services for Quantitude and its customers. Prior to his current position, Mr. Thornhill served as Vice President, Network Operations since October 1998. Prior to joining the Company, Mr. Thornhill was Vice President of Network Services for MasterCard, where from 1988 to 1998 he was responsible for the strategic design and implementation of MasterCard's worldwide data and voice communications systems and the operation of MasterCard's global financial services network. Prior to his employment at MasterCard, Mr. Thornhill was a founding member of the "for profit" organization, Contel Network, Inc. that served several Contel companies. Before joining Contel, Mr. Thornhill spent 13 years at General Electric where he served in various marketing and system management positions within the Computer and Major Appliance Groups.

     Executive officers are elected each year by the Board of Directors to serve for the ensuing year or until their successors are elected and qualified.

ITEM 2.  PROPERTIES

     Our principal executive offices are located in Rosemont, Illinois, a suburb of Chicago, where we lease approximately 120,000 square feet of office space pursuant to a lease that expires in the year 2010. Our Data Center is located in Englewood, Colorado, a suburb of Denver, in two adjacent buildings owned by the Company. The Data Center contains approximately 238,000 square feet of space, including approximately 110,000 square feet of raised floor computer room space. We also lease and own office space in various other worldwide locations, including development and marketing offices located in or near Denver, London, Toronto and Hong Kong. We believe that our offices and Data Center are adequate for our immediate needs and that additional or substitute space is available if needed to accommodate growth and expansion. (1)

ITEM 3.  LEGAL PROCEEDINGS

     Our wholly owned subsidiaries, Galileo International, L.L.C. ("GILLC") and Apollo Galileo USA Partnership ("Apollo"), as well as United Airlines and one of its subsidiaries, are defendants in a lawsuit captioned Osband, et al. v. United Air Lines, Inc., et al. The lawsuit, which was filed on March 1, 1996 in the District Court for Arapahoe County, Colorado, currently consists of 99 plaintiffs, all of whom were employed by United Airlines prior to 1988, and were subsequently employed by the United Airlines subsidiary, one of our predecessors, and GILLC or Apollo since that time. The plaintiffs allege that the defendants promised the plaintiffs that they would receive lifetime flight benefits at a level equivalent to the flight benefits that United Airlines provides to its employees. The plaintiffs brought claims for specific performance and injunctive relief seeking reinstatement of their benefits and damages under theories of breach of contract, promissory estoppel and breach of express covenant of good faith and fair dealing. After defeating the plaintiffs' motion for preliminary injunction, the trial court granted the defendants' Motion to Dismiss for Lack of Subject Matter Jurisdiction on the ground that all issues relating to free passes granted by common carriers where they are adjuncts to employees are preempted by federal law. On appeal, the Court of Appeals upheld the dismissal of the plaintiffs' promissory estoppel claim as preempted by federal law, but reversed and remanded to the trial court on the plaintiffs' other claims. The claims of six of the 99 plaintiffs were tried before a jury in a five-week trial commencing October 30, 2000. The jury returned a verdict in favor of the plaintiffs in the total amount of $3.27 million, an aggregate of $710,000 of which the jury found GILLC and Apollo liable for. Post-trial motions have been filed and are pending. We intend to appeal the verdict, which has been certified as a final judgment. The Court has requested the parties brief the issue of whether the verdict for the six plaintiffs should be a liability finding in favor of the remaining 93 plaintiffs. We continue to dispute the plaintiffs' claims and intend to defend the lawsuit vigorously.

     We are a party in various other suits and claims that arise in the ordinary course of business. Our management currently believes that the ultimate disposition of these matters, including the matter described above in this Item 3, will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. (1)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.





-----
(1)  See Statement Regarding Forward-Looking Statements on page 25.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our Common Stock is listed under the symbol "GLC" on the New York Stock Exchange (its principal market) and the Chicago Stock Exchange. The following table sets forth, for the quarters indicated, the range of high and low sale prices per share of our Common Stock, as reported on the New York Stock Exchange Composite Transactions Tape, and the dividends declared.



                     Market Price
                     ------------     Dividends
Quarter             High       Low     Declared
-------             ----       ---     --------
 2000
      Fourth    $  21.25   $  13.44    $ 0.090
      Third        23.00      14.81      0.090
      Second       26.88      18.06      0.090
      First        29.94      16.50      0.090
                                       -------
         Total                         $ 0.360
                                       =======

1999
      Fourth    $  39.50   $  25.31    $ 0.090
      Third        58.69      36.00      0.090
      Second       59.31      44.50      0.090
      First        51.88      41.44      0.075
                                       -------
         Total                         $ 0.345
                                       =======


Our transfer agent has advised us that, as of March 9, 2001, our Common Stock was held by approximately 130 holders of record.

DIVIDEND POLICY

     Although we expect to reinvest a substantial portion of earnings in our business, we currently intend to pay regular quarterly cash dividends. (1) Under our debt agreements, cash dividends, in aggregate, cannot exceed an amount equal to 50% of our consolidated net income for any given year.

     The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. There can be no assurance that we will declare and pay any future dividends.

-----
(1)  See Statement Regarding Forward-Looking Statements on page 25.

ITEM 6.  SELECTED FINANCIAL DATA

                                                              Year Ended December 31,
                                                              -----------------------
                                                 2000 (1)   1999 (2)  1998 (3)   1997 (4)    1996
                                                 --------   --------  --------   --------    ----
                                                          (In millions, except share data)

Income Statement Data:
Revenues                                        $ 1,643.3  $ 1,526.1 $ 1,480.8  $ 1,256.1  $ 1,088.3
Operating income                                    327.6      312.9     331.6      211.5     175.4
Income before income taxes                          265.9      361.3     325.5      205.6     167.1
Income taxes                                        117.0      143.1     129.9       44.0       1.9
Net income                                          148.9      218.2     195.6      161.6     165.2
Pro forma net income (5)                                -          -         -      123.4     100.3
Basic earnings per common share                      1.65       2.22      1.87          -         -
Pro forma basic earnings per common share (5)           -          -         -       1.30      1.14
Diluted earnings per common share                    1.65       2.21      1.86          -         -
Pro forma diluted earnings per common share (5)         -          -         -       1.30      1.14
Dividends per common share                           0.36      0.345     0.285       0.06         -

Balance Sheet Data:
Current assets                                  $   244.7  $   230.5 $   243.5  $   224.3  $  240.8
Total assets                                      1,479.2    1,255.2   1,291.1    1,268.5     599.9
Current liabilities                                 436.9      319.2     231.8      201.4     199.6
Long-term debt                                      434.4      434.4      69.5      250.0      70.0
Other long-term obligations                         142.7      108.0     147.1      133.4      74.9
Partners' capital                                       -          -         -          -     255.4
Stockholders' equity                                465.2      393.6     842.6      683.7         -

Other Data:
Operating income as a
    percentage of revenue                           19.9%      20.5%     22.4%      16.8%     16.1%
Reservations booked using the
    Company's CRS systems  (6)                      345.1      349.9     345.7      336.1     316.1
Net cash provided by operating activities       $   365.1  $   281.2 $   379.1  $   324.7  $  214.1
Capital expenditures  (7)                           114.3       92.5      98.7       65.9      40.0




(1) For the year ended December 31, 2000, operating expenses include a $19.7 million ($11.0 million after tax) special charge related to the extinguishment of a portion of our liability arising from a services agreement with US Airways, a $7.0 million (non-tax deductible) special charge to write off in-process research and development costs related to the TRIP.com acquisition, and a $1.7 million ($1.0 million after tax) special charge related to the integration of Galileo UK. Net cash provided by operating activities includes the effect of $27.2 million transferred to a qualified special-purpose entity related to the services agreement special charge.

(2) For the year ended December 31, 1999, operating expenses include an $83.2 million ($50.2 million after tax) special charge related to the extinguishment of a portion of our liability arising from a services agreement with United Airlines and an $11.3 million ($6.8 million after tax) recovery of expenses previously reserved for the realignment of our United
    Kingdom operations. Net income includes net gains of $64.0 million ($38.6 million after tax) from our investments in technology companies. Net cash provided by operating activities includes the effect of $97.3 million transferred to a qualified special-purpose entity related to the services agreement special charge.

(3) For the year ended December 31, 1998, operating expenses include $26.4 million ($15.9 million after tax) of special charges related to the realignment of our operations in the United Kingdom and $13.4 million ($8.1 million after tax) in gains related to settlements of contractual disputes from prior years.

(4) Effective July 30, 1997, Galileo International Partnership merged into a wholly owned limited liability company subsidiary of Galileo International, Inc. (the "Merger"), we effected an initial public offering of our Common Stock (the "Offering"), and we incurred debt related to the purchase of three NDCs.

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

(5) As a result of the Merger and the Offering, pro forma net income and pro forma basic and diluted earnings per share data are calculated as though:
    (i) partners' capital was converted into 88,000,000 shares of Common Stock for all periods presented and the 16,799,700 shares issued to the public were outstanding from July 30, 1997, and (ii) we had operated in a corporate form for all periods presented and accordingly were subject to federal and state income taxes.

(6) Transactions in respect of bookings made in the United States, Canada, Mexico and Japan have been converted to a net segment basis. Bookings made in the rest of the world are reported on a net segment basis.

(7) Capital expenditures include purchases of property and equipment and purchases of computer software. In addition, the capitalization of internally developed computer software was $24.5 million, $12.6 million, $14.2 million, $21.2 million, and $21.6 million for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We generate most of our revenues from the provision of electronic global distribution services. Booking fees are the primary source of this revenue and are charged to travel vendors for reservations made through our system. Booking fees depend on several factors, including the type of reservation booked (primarily air, car rental or hotel), the location of the booking and the level of travel vendor participation in our systems. In addition to booking fees and related premiums paid by travel vendors, subscribers generally pay fees for hardware, software and certain services. Such fees are often discounted or waived for travel agency subscribers, depending upon the level of bookings generated by the travel agency. In highly competitive markets, to maintain and expand our travel agency subscribers, we often make incentive payments based on defined productivity or booking volume growth objectives.

     We also provide information services to airlines, including certain of our airline stockholders. We currently provide fares quotation services, internal reservation services, other internal management services and software development services to such airlines.

     Through our wholly owned subsidiary, Quantitude, we have begun to provide enterprise networking services to several customers both in and outside of the travel industry. Launched in March 2000, Quantitude is currently expanding and upgrading our global private network to a standard Internet Protocol platform ("TCP/IP"), to deliver global Internet, Virtual Private Network ("VPN"), and telecommunications services worldwide. The new network will deliver the cost efficiencies of the Internet, coupled with the high quality service, reliability, and performance demanded by mission-critical private networks. We believe Quantitude will be a key contributor to revenue and earnings growth in 2001 and beyond. (1)

     Our expenses consist primarily of local sales, marketing and customer service costs, commissions paid to national distribution companies ("NDCs"), costs associated with the operation of our Data Center and wages and benefits payable to our employees. Substantially all of our expenses are denominated and paid in U.S. dollars, with the exception of operating expenses incurred outside of the United States. Cost of operations shown on our statements of income consist primarily of the costs of operating our Data Center (including wages and benefits of Data Center and other technical services personnel, and hardware, software and communications costs), costs related to agency equipment (including installation, maintenance and help desk functions), and amortization of goodwill and other intangible assets arising from mergers and acquisitions. Commissions, selling and administrative expenses shown on our statements of income consist primarily of commissions payable to NDCs, incentives paid to subscribers and other costs of our selling and administrative functions.

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

     We experience a seasonal pattern in our operating results, with the fourth quarter typically having the lowest total revenues and operating income due to early bookings by customers for holiday travel and a decrease in business travel during the holiday season. (See Note 14 to the consolidated financial statements for quarterly financial information.)

-----
(1)  See Statement Regarding Forward-Looking Statements on page 25.

     During 1998, we acquired a Florida-based airline information systems company, S. D. Shepherd Systems, Inc. ("Shepherd Systems") and two national distribution companies: Galileo Nordiska AB (the "Nordiska Acquisition") and Galileo Canada Distributions Systems, Inc. ("Galileo Canada") (the "Canada Acquisition"). Also during 1998, we recorded a nonrecurring charge to operating expenses of $26.4 million ($15.9 million after tax) related to a strategic realignment of our operations in the United Kingdom. This special charge was comprised of $15.0 million in severance costs related to the termination of 399 employees, primarily in the development and marketing groups, and $11.4 million of other costs, principally related to the closing of the remaining Swindon, U.K. facilities.

     In connection with NDC acquisitions in 1997 of Apollo Travel Services Partnership ("ATS"), Traviswiss AG ("Traviswiss") and Galileo Nederland BV ("Galileo Nederland") and the Canada Acquisition in 1998, we entered into agreements for the provision of certain marketing services (the "Services Agreements") with the sellers (or affiliates of such sellers) of ATS, Traviswiss, Galileo Nederland and Galileo Canada whereby such sellers (or such affiliates) will provide services to us related to growing the respective business operations of the acquired NDCs. During 1999, we recorded a special charge of $83.2 million ($50.2 million after tax) related to the extinguishment of a portion of our liability to United Air Lines, Inc. ("United Airlines") under the provision of the ATS services agreement, originally entered into in 1997. We transferred $97.3 million in assets to GIO Services, L.L.C. ("GIO Services"), a qualified special-purpose entity, which assumed the price-related obligation to United Airlines. During 2000, we reassessed the future benefit of the services provided by US Airways under the provision of the ATS services agreement. As a result, we recorded a special charge of $19.7 million and transferred $27.2 million to GIO Services to provide for payment of the price-related obligation to US Airways in July 2002. The activities of GIO Services are strictly limited to payment of these Services Agreement obligations. As a result of these transactions, we have no further payment obligations to United Airlines and US Airways related to booking fee price increases under the Services Agreements.

     In 1999, we acquired a minority equity interest in TRIP.com, Inc. ("TRIP.com"), an online travel services and technology provider. During 2000, we purchased the remaining 81% ownership interest in TRIP.com for $214.4 million in a combined cash and stock transaction. We paid $104.6 million in cash and issued 5,499,630 shares of Common Stock, previously held in treasury, valued at $98.9 million. In addition, we converted all outstanding stock options of TRIP.com into our stock options at an estimated fair value of $10.9 million. In connection with this acquisition, we recorded a special charge of $7.0 million (non-tax deductible) to write off in-process research and development costs.

     In 2000, we acquired Terren Corporation ("Terren"), a developer of client-server software for business databases, data communications and information management. The purchase price of this acquisition was $2.6 million, consisting of $1.4 million in cash payments and the assumption of a $1.2 million note payable.

     Also during 2000, we acquired Travel Automation Services Limited ("Galileo UK"), our NDC in the United Kingdom, and terminated certain revenue sharing obligations for $30.0 million in cash. We recorded a special charge of $1.7 million ($0.9 million after tax) related to the integration of Galileo UK. This special charge was comprised of $1.4 million in severance costs related to the termination of 29 employees, and $0.3 million in facilities expenses.

2000 COMPARED TO 1999

     REVENUES. During the year ended December 31, 2000, we generated approximately 95.0% of our revenue from electronic global distribution services and approximately 5.0% of our revenue from information services. Revenues from enterprise networking services were not material in 2000 as Quantitude was in a start-up mode. The following table summarizes 2000 and 1999 revenues for electronic global distribution services by geographic location as a percentage of total revenues and summarizes total booking volumes for each of the years indicated:

                                              2000            1999
                                              ----            ----
Percentage of Revenue
---------------------
U.S. Market (1)                               38.8 %          41.6 %
All Other Markets (1)                         61.2            58.4
                                           ---------        --------
                                             100.0 %         100.0 %
                                           =========        ========

Worldwide Bookings
------------------
(in millions)
U.S. Market: (1)
     Air                                     115.0           126.0
     Car/Hotel/Leisure                        22.8            23.1
                                           ---------        --------
                                             137.8           149.1

All Other Markets: (1)
     Air                                     200.8           194.7
     Car/Hotel/Leisure                         6.5             6.1
                                           ---------        --------
                                             207.3           200.8

                                           ---------        --------
Total Worldwide Bookings                     345.1           349.9
                                           =========        ========


-------------------------
(1) The location of the travel agent making the booking determines the geographic region credited with the related revenues and bookings.

     Revenues increased $117.2 million, or 7.7%, to $1,643.3 million for the year ended December 31, 2000 from $1,526.1 million for the year ended December 31, 1999. Our electronic global distribution services revenues grew $109.4 million, or 7.5%. Total airline booking revenue increased 6.6% over the year ended December 31, 1999 primarily due to booking fee price increases that went into effect in March 1999 and January 2000, and other yield improvements. Remaining net increases in our electronic global distribution services revenues were principally due to the inclusion of TRIP.com and Galileo UK revenues since the date of their respective acquisitions, and increased sales of certain advertising and marketing services. Partially offsetting these increases were lower subscriber fees resulting from a decrease in our U.S. market share and an increasing trend for travel agencies to utilize their own computer equipment.

     Worldwide bookings declined 1.4% year over year. International booking volumes increased 3.3% and U.S. booking volumes decreased 7.6% over the same period last year. Adjusting for the impact of a July 1999 pricing structure
change  that  reduced   reported   passive  booking  volumes  in  Japan,   total
international booking volumes increased 4.2% for the year ended December 31, 2000. The increase in international booking volumes for the period was driven by solid growth in many international markets, including double-digit gains in Brazil, Greece, Portugal, India and other markets around the world. These increases were partially offset by a change in airline behavior that resulted in an increased number of cancellations of waitlist and other non-ticketed bookings, primarily in Europe and the Middle East, which reduced net billable segments in 2000. Excluding the impact of this change in airline behavior, our international booking volumes would have grown over 5% in 2000. We have addressed the revenue impact of these actions with our 2001 pricing by introducing a segment cancel fee in markets outside of North America.

     The decline in U.S. booking volumes was primarily due to the increasing impact of a shift in bookings to Internet travel sites, our loss of the Preview Travel account and the slight market share loss attributable to our transition to a new sales force in 1999. Our U.S. sales force continues to renew business with existing customers and has recently won significant new business from our competitors. We expect to benefit from these incremental bookings in 2001, which should result in market share gains in the traditional agency channel. (1) However, growth in traditional travel agency bookings may be mitigated by the accelerating shift of bookings to the Internet channel where our market share is currently lower. (1) In the Internet channel, our strategy is to have multiple points of presence by serving as the booking engine behind several Internet travel sites such as UAL.com, Biztravel.com and Beyoo.com, and by expanding the presence of our own sites including TravelGalileo.com and TRIP.com. (1) To date, approximately 800 agencies are registered to participate on the TravelGalileo.com site. We introduced an innovative and efficient marketing program designed to help agencies drive traffic to this site. We believe this unique site, as well as our overall Internet strategy, will strengthen our presence in this important channel and lead to profitable Internet growth. (1)

     Our information services revenues grew $7.8 million, or 10.6%, over the year ended December 31, 1999 reflecting an increase in revenue from hosting, network and development services we provide to a large airline customer. Also contributing to the increase was additional revenue from providing fare quotation services to airlines.

     COST OF OPERATIONS. Cost of operations expenses increased $58.1 million, or 11.0%, to $585.8 million for the year ended December 31, 2000 from $527.7 million for the year ended December 31, 1999. The increase was primarily attributable to the amortization of goodwill and other intangibles related to the acquisition of TRIP.com, and increased network costs related to our ongoing migration to a single Internet protocol. Also, cost of operations expenses include TRIP.com and Galileo UK expenses subsequent to their respective acquisition dates. These increases were partially offset by lower subscriber maintenance and installation expenses related to the decrease in subscriber fee revenue noted above, increased capitalization of software development expenses, and net cost savings from the 1999 Swindon, U.K. realignment.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses increased $87.9 million, or 14.3%, to $701.5 million for the year ended December 31, 2000 from $613.6 million for the year ended December 31, 1999. Commissions paid to NDCs and subscriber incentive payments increased $66.4 million, or 15.8%, to $485.8 million for the year ended December 31, 2000 from $419.4 million for the year ended December 31, 1999. The growth in electronic global distribution services revenues resulted in increased commissions to NDCs, which are generally based on a percentage of booking fee revenues, and have therefore grown at a rate consistent with the growth in booking fees by country. Incentive payments, which are provided to subscribers in order to maintain and expand our travel agency customer base, increased principally due to new and renegotiated contracts with our subscriber customers. These increases were partially offset by the elimination of commissions paid to Galileo UK subsequent to this acquisition as we no longer pay commissions but instead incur the direct costs of operating in this market. Remaining commissions, selling and administrative expenses increased primarily due to TRIP.com and Galileo UK expenses since their respective acquisition dates, partially offset by decreases in expenses related to our Services Agreements.

     SPECIAL CHARGES. In 2000, we recorded a special charge of $19.7 million related to the extinguishment of a portion of our liability arising from our services agreement with US Airways. As a result, we have no further payment obligations to US Airways related to price increases under the services agreement. (See Overview, on page 18, for further discussion of this charge.)

-----
(1)  See Statement Regarding Forward-Looking Statements on page 25.

     During 2000, we recorded a special charge of $7.0 million to write off in-process research and development costs related to our acquisition of TRIP.com. We also recorded a special charge of $1.7 million related to the integration of Galileo UK. (See Overview, on page 18, for further discussion of these charges.)

     In 1999, we recorded a special charge of $83.2 million related to the extinguishment of a portion of our liability arising from our services agreement with United Airlines. (See Overview, on page 18, for further discussion of this charge.)

     Also during 1999, we were successful in assigning our Swindon, U.K. lease at market rates, resulting in the recovery of $11.3 million of previously reserved facilities expenses. (See Note 4 to the consolidated financial statements for further discussion.)

     OTHER INCOME (EXPENSE). Other income (expense) includes interest expense net of interest income, foreign exchange gains or losses, and other non-operating items. Other expense, net increased $110.1 million to $61.7 million in expense for the year ended December 31, 2000 from $48.4 million in income for the year ended December 31, 1999. The increase was primarily the result of $58.6 million in gains recognized in 1999 from sales of a portion of our equity in Equant N.V. ("Equant"). Also contributing to the increase was a $28.9 million increase in net interest expense arising from higher average debt levels in 2000 to fund the acquisition of TRIP.com and to repurchase Common Stock for treasury. In addition, in 2000 we recorded impairment charges totaling $10.2 million related to the write-down of certain of our equity investments. Also contributing to the increase was $6.1 million in foreign exchange losses for the year ended December 31, 2000, resulting from unfavorable euro and British pound sterling forward contracts and holding losses. The net impact of foreign currency forward contracts and transactions in 1999 was not material.

     INCOME TAXES. Income taxes decreased $26.1 million, or 18.2%, to $117.0 million for the year ended December 31, 2000 from $143.1 million for the year ended December 31, 1999. The decrease was a result of lower income before income taxes for the year ended December 31, 2000 compared to the year ended December 31, 1999, partially offset by a higher effective tax rate in 2000. Our effective tax rate was 44.0% in 2000 and 39.6% in 1999. This increase in the effective tax rate was primarily due to non-deductible amortization of intangibles arising from the acquisition of TRIP.com.

     NET INCOME. Net income decreased $69.3 million, or 31.8%, to $148.9 million for the year ended December 31, 2000 from $218.2 million for the year ended December 31, 1999. Net income as a percentage of revenues decreased to 9.1% for the year ended December 31, 2000 from 14.3% over the same period. The decreases in our net income and net margin were principally the result of the amortization of intangibles and the write-off of in-process research and development costs in connection with the TRIP.com acquisition.

1999 COMPARED TO 1998

     REVENUES. Revenues increased $45.3 million, or 3.1%, to $1,526.1 million for the year ended December 31, 1999 from $1,480.8 million for the year ended December 31, 1998. Our electronic global distribution services revenues grew $109.4 million, or 8.1%. Airline booking revenue increased 7.0% over the year ended December 31, 1999 due to a booking fee price increase that went into effect in March 1999, other yield improvements and a 1.5% increase in worldwide air booking volumes.

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

     The volume decline in U.S. bookings was primarily due to a decrease in our U.S. market share, which we believe was principally attributable to the effect of our field sales force transition in 1999.

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

     Remaining cost of operations expenses increased slightly, primarily due to increased maintenance costs for subscriber equipment at agency locations and higher communication costs associated with the ongoing migration to new data network technology and growth in both new and existing markets. These increases were substantially offset by net cost savings from the Swindon, U.K. realignment and lower Data Center expenses as we continue to take advantage of decreasing technology costs.

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

     The remaining increase in commissions, selling and administrative expenses was primarily attributable to $13.4 million in favorable settlements during 1998 of contractual disputes from prior years. This was partially offset by decreased selling expenses in the U.S. as we transitioned to our internal sales force, decreased travel and effectively managed costs throughout the organization.

     SPECIAL CHARGES. In 1999, we recorded a special charge of $83.2 million related to the extinguishment of a portion of our liability arising from our services agreement with United Airlines. (See Overview, on page 18, for further discussion of this charge.)

     Also during 1999, we were successful in assigning our Swindon, U.K. lease at market rates, resulting in the recovery of $11.3 million of facilities expenses previously reserved. (See Note 4 to the consolidated financial statements for further discussion.)

     During 1998, we recorded special charges of $26.4 million related to a strategic realignment of our operations in the United Kingdom. (See Overview, on page 18, for further discussion of this charge.)

     OTHER INCOME (EXPENSE). Other income (expense) includes interest expense net of interest income, foreign exchange gains or losses, and other non-operating items. Other income, net increased $54.5 million to $48.4 million in income for the year ended December 31, 1999 from $6.1 million in expense for the year ended December 31, 1998. This increase was primarily the result of $58.6 million in gains realized from sales in secondary offerings of a portion of our equity in Equant, and $5.5 million in net gains on the unrealized appreciation in our technology investments. These gains were partially offset by a $6.4 million increase in net interest expense due to increased debt levels to fund repurchases of our Common Stock. The remaining decrease was primarily attributable to lower foreign exchange gains.

     INCOME TAXES. Income taxes increased $13.2 million, or 10.2%, to $143.1 million for the year ended December 31, 1999 from $129.9 million for the year ended December 31, 1998. The increase was a result of higher income before income taxes for the year ended December 31, 1999 compared to the year ended December 31, 1998. Partially offsetting this increase was the impact of a lower effective tax rate in 1999. As a result of successful tax planning, we reduced our 1999 effective tax rate by 30 basis points to 39.6% from 39.9% in 1998.

     NET INCOME. Net income increased $22.6 million, or 11.6%, to $218.2 million for the year ended December 31, 1999 from $195.6 million for the year ended December 31, 1998. Net income as a percentage of revenues increased to 14.3% from 13.2% over the same period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $2.5 million and working capital totaled $(192.2) million at December 31, 2000. At December 31, 1999, cash and cash equivalents totaled $1.8 million and working capital totaled $(88.8) million. Excluding current portions of long-term debt, working capital totaled $20.4 million and $32.2 million at December 31, 2000 and December 31, 1999, respectively. Cash and cash equivalents were insignificant at both December 31, 2000 and December 31, 1999, as we carefully monitor cash requirements and maintain minimal cash balances.

     Net cash used in investing activities for the year ended December 31, 2000 included $128.9 million in net cash used to acquire TRIP.com, Terren and Galileo UK. The remaining investing activities represent purchases of mainframe data processing and network equipment, purchases of computer equipment provided to our travel agency subscribers, and investments in companies aligned with our strategic direction. Capital expenditures, excluding the capitalization of internally developed software, were $114.3 million for the year ended December 31, 2000 compared to $92.5 million for the year ended December 31, 1999. The $21.8 million increase was primarily attributable to expenditures in 2000 to enhance the technological platform of our computer systems, including a significant upgrade to our data-storage systems. Equipment purchases related to the build-out of Quantitude's TCP/IP network also contributed to the increase.

     Net cash used in financing activities for the year ended December 31, 2000 included repurchases of Common Stock for treasury totaling $154.6 million and $32.4 million in dividends paid to our stockholders. In April 2000, we entered into a $500.0 million credit agreement that expires in July 2001. This agreement replaced the $200.0 million 16-month credit agreement entered into in March 2000 and the $200.0 million 364-day credit agreement that was due to expire in July 2000. During the year ended December 31, 2000, net borrowings under our credit agreements totaled $91.0 million. We had $288.0 million available under our revolving credit facilities at December 31, 2000.

     We expect that future cash requirements will principally be for capital expenditures, including purchases related to the continuing build-out of Quantitude's network, repayments of indebtedness, repurchases of our Common Stock for treasury, and potential acquisitions that are aligned with our strategic direction. (1) We believe that cash generated by operating activities will be sufficient to fund our future cash requirements, except that significant acquisitions, investments, or share repurchases may require additional borrowings or other financing alternatives. (1)

     In connection with several NDC acquisitions in 1997 and the Canada Acquisition, we entered into Services Agreements for the provision of certain marketing services with the sellers (or affiliates of such sellers) of ATS, Traviswiss, Galileo Nederland and Galileo Canada whereby such sellers (or such affiliates) will provide services to us related to growing the respective business operations of the acquired NDCs. Pursuant to the Services Agreements, we will be required to pay the sellers (or such affiliates of the sellers) of ATS, Traviswiss, Galileo Nederland and Galileo Canada fees of up to $101.9 million (reduced from $200.0 million as a result of the qualified special-purpose entity transactions in December 1999 and March 2000 - see discussion below), $6.8 million, $4.7 million and $20.5 million (each on a present value basis as of the date of the agreements), respectively, in the sixth year (eighth year for a portion of Galileo Canada) following the acquisitions, contingent upon improvements in our airline booking fee revenue in the sellers' respective territories over the five-year period following each acquisition, as measured by the annual price increase rate and over the five-year period (seven-year period in the case of Galileo Canada) following each acquisition, as measured by the annual air segment growth rate.

     In December 1999, we created and transferred $97.3 million in assets to GIO Services, a special-purpose entity to provide payment to United Airlines of the price-increase portion of our liability under the ATS services agreement. In March 2000, we transferred $27.2 million to GIO Services to provide for payment of the price-related obligation under the ATS services agreement to US Airways in July 2002. The March 2000 payment was funded by our cash flow from operations and borrowings under our existing credit facilities. The activities of GIO Services are strictly limited to payment of these Services Agreement obligations. As a result of these transactions, we have no further payment obligations to United Airlines and US Airways related to booking fee price increases under the Services Agreements.

     For the remainder of the ATS services agreement and all other Services Agreements, we have reviewed and, to the extent deemed appropriate, established accruals for these payments based on an evaluation of the likelihood that the revenue goals required under the terms of these agreements will be met. As of December 31, 2000 and 1999, accruals totaling $18.6 million and $13.9 million, respectively, have been recorded and are reflected in the accompanying consolidated balance sheets. We do not expect to incur any liability related to the air segment growth component of the ATS, Traviswiss, or Galileo Canada services agreements. (1)

     In addition to reinvesting a substantial portion of earnings in our business, we currently intend to pay regular quarterly dividends and to repurchase additional shares of our Common Stock. (1) In April 2000, our Board of Directors authorized a new $250.0 million share repurchase program. We began purchasing shares under the new program in June 2000, after completion of our $750.0 million program. The declaration and payment of future dividends, as well as the amount thereof, and the amount of future repurchases of our Common Stock beyond authorized amounts are subject to the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. There can be no assurance that we will declare and pay any future dividends or repurchase additional shares of our Common Stock. (1)

RECENT DEVELOPMENTS

     On February 22, 2001, our Board of Directors declared a dividend distribution of one right (a "Right") for each share of our Common Stock outstanding at the close of business on March 8, 2001 (the "Record Date"), pursuant to the terms of a Rights Agreement, dated as of February 22, 2001 (the "Rights Agreement"). The Rights Agreement also provides, subject to specified exceptions and limitations, that

-----
(1) See  Statement Regarding Forward-Looking Statements on page 25.

shares of Common Stock issued or delivered from the Company's treasury after the Record Date will be entitled to and accompanied by Rights. The Rights are in all respects subject to and governed by the provisions of the Rights Agreement.

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

     Risks  and  uncertainties   associated  with  our   forward-looking
statements include, but are not limited to:

o We face the pressures of a competitive industry, and compete primarily against other large and well-established global distribution systems.
o Competition to attract and retain travel agency subscribers, and the loss of bookings, without replacement, generated by one or more of our five largest travel agency customers, could hurt our business.
o      An increase in direct access to travel vendors could hurt our business.
o An increase in bookings on Internet travel sites could adversely affect business.
o Failure to maintain technological competitiveness and to make technological innovations may have a negative effect on our business.
o Our technology costs are substantial and cannot be quickly reduced in response to a reduction in revenue.
o      Damage to key data facilities could adversely affect our business.
o Our network and software are vulnerable to security breaches and similar threats that could result in our liability for damages and harm our reputation.
o We are subject to governmental regulations, changes in which could have an adverse effect on our business.
o A decline in air travel, due to political instability, adverse economic conditions or otherwise, could hurt our business.
o Our business relies on our proprietary software and intellectual property, which may be vulnerable to third party use.
o It is important that our enterprise networking services subsidiary execute its business plan, which includes delivering a new Internet protocol-based network within the cost and time frame currently estimated.
o We are unable to predict whether any strategic alternatives to maximize stockholder value will become available on acceptable terms.
o We may be unable to successfully integrate businesses that we acquire into our core business.
o The loss of some of our key employees could adversely affect our business.

     For additional information concerning these risks, see the risk factors filed as an exhibit to this report.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was later amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133" and by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133"
(collectively, the "Standard"). The Standard requires companies to record derivative instruments on the balance sheet as assets or liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivatives and whether they qualify for hedge accounting. The Standard is required to be adopted for financial statements issued for the fiscal year ending December 31, 2001. Management has assessed the impact of the adoption of the Standard on its consolidated financial statements and believes the impact will not be material.
(1)

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

     As discussed in the notes to consolidated financial statements, we enter into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of our European and Canadian operations; however, as of December 31, 2000, we have no foreign exchange forward contracts outstanding. At December 31, 1999 and 1998, the notional principal amounts of outstanding forward contracts were $19.6 million and $31.1 million, respectively. The fair value of outstanding forward contracts at December 31, 1999 and 1998 was $0.03 million and $0.8 million, respectively.

     We are party to a $400.0 million five-year credit agreement and a $500.0 million 16-month credit agreement (collectively, the "Credit Agreements") with a group of banks. Interest on the borrowings may be either Base Rate, CD Rate or LIBOR based. For the year ended December 31, 2000, the effective interest rate for loans outstanding under the Credit Agreements was 6.92%. If interest rates had averaged 10% higher in 2000, our interest expense would have hypothetically increased by $4.5 million. This amount was calculated by applying the hypothetical increase to the applicable interest rates and outstanding principal throughout the year.

     We have also entered into interest rate swap agreements to convert portions of our variable rate debt to fixed rate. We account for our interest rate swap agreements as a hedge of our interest rate exposure. At December 31, 2000, 1999 and 1998, we had outstanding interest rate swap agreements with a total notional value of $34.4 million with fixed interest rates averaging 5.87%. The fair value of outstanding swap agreements at December 31, 2000, 1999 and 1998 was $(0.1) million, $1.0 million and $(1.0) million, respectively.

     We are also exposed to equity price risks on the marketable equity securities we hold for strategic purposes. Assuming a 20% adverse change in the December 31, 2000 equity prices of our marketable securities, our financial position would not have been materially affected.

-----
(1)  See Statement Regarding Forward-Looking Statements on page 25.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                   PAGE
                                                                   ----

   Independent Auditors' Report                                     28

   Consolidated Balance Sheets as of December 31, 2000 and 1999     29

   Consolidated Statements of Income for the years ended            31
    December 31, 2000, 1999 and 1998

   Consolidated Statements of Cash Flows for the years ended        32
    December 31, 2000, 1999 and 1998

   Consolidated Statements of Stockholders' Equity for the          33
    years ended December 31, 2000, 1999 and 1998

   Notes to Consolidated Financial Statements                       34

                          Independent Auditors' Report

The Board of Directors
Galileo International, Inc.:

We have audited the accompanying consolidated balance sheets of Galileo International, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Galileo International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Chicago, Illinois
January 26, 2001, except as to Note 15, which is as of February 22, 2001.



                           GALILEO INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                 December 31,
                                                          --------------------------

                                                               2000            1999
                                                               ----            ----
                        ASSETS
                        ------
Current assets:
    Cash and cash equivalents                             $     2,460    $     1,794
    Accounts receivable:
      Trade receivables and other                             178,549        166,885
      Due from affiliates                                      23,001         19,057
                                                          -----------    -----------
                                                              201,550        185,942
      Less allowances                                           9,351          7,819
                                                          -----------    -----------
    Net accounts receivable                                   192,199        178,123
    Deferred tax assets                                        17,794         15,338
    Prepaid expenses                                           18,158         13,240
    Other current assets                                       14,084         21,955
                                                          -----------    -----------
      Total current assets                                    244,695        230,450
Property and equipment, at cost:
    Land                                                        6,470          6,470
    Buildings and improvements                                 76,452         72,219
    Equipment                                                 416,406        354,686
                                                          -----------    -----------
                                                              499,328        433,375
    Less accumulated depreciation                             288,651        242,498
                                                          -----------    -----------
Net property and equipment                                    210,677        190,877
Computer software, at cost                                    480,598        430,706
    Less accumulated amortization                             320,328        269,912
                                                          -----------    -----------
Net computer software                                         160,270        160,794
Intangible assets, at cost:
    Customer lists                                            426,564        406,614
    Goodwill                                                  380,014        189,097
    Other                                                      87,214         64,167
                                                          -----------    -----------
                                                              893,792        659,878
    Less accumulated amortization                             173,580         87,742
                                                          -----------    -----------
Net intangible assets                                         720,212        572,136
Long-term investments                                          15,706         29,033
Other noncurrent assets                                       127,699         71,903
                                                          -----------    -----------
                                                          $ 1,479,259    $ 1,255,193
                                                          ===========    ===========





                                   (Continued)

          See accompanying notes to consolidated financial statements.



                           GALILEO INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                        (in thousands, except share data)

                                                                 December 31,
                                                          --------------------------
                                                               2000            1999
                                                               ----            ----
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
    Accounts payable:
      Trade payables and other                            $    73,825    $    45,676
      Due to affiliates                                         3,088          2,358
                                                          -----------    -----------
                                                               76,913         48,034
    Accrued commissions                                        34,471         33,722
    Accrued compensation and benefits                          20,709         19,939
    Income taxes payable                                        1,234          2,785
    Other accrued liabilities                                  89,283         93,663
    Capital lease obligations, current portion                  1,638            110
    Long-term debt, current portion                           212,654        121,000
                                                          -----------    -----------
      Total current liabilities                               436,902        319,253
Pension and postretirement benefits                            79,285         68,466
Deferred tax liabilities                                       35,398         14,656
Other noncurrent liabilities                                   25,427         24,741
Capital lease obligations, less current portion                 2,619             92
Long-term debt, less current portion                          434,392        434,392
                                                          -----------    -----------
Total liabilities                                           1,014,023        861,600
Stockholders' equity:
    Special voting preferred stock:  $.01 par value;
      7 shares authorized; 3 shares issued and outstanding        ---            ---
    Preferred stock:  $.01 par value;  25,000,000 shares
      authorized; no shares issued                                ---            ---
    Common stock:   $.01 par value;   250,000,000 shares
      authorized; 105,232,696 and 105,038,035 shares issued;
      88,311,977 and 89,999,435 shares outstanding              1,052          1,050
    Additional paid-in capital                                682,988        671,615
    Retained earnings                                         357,008        368,843
    Unamortized restricted stock grants                        (1,963)        (2,761)
    Accumulated other comprehensive income                     (4,493)        (2,866)
    Common stock held in treasury, at cost:  16,920,719
      and 15,038,600 shares                                  (569,356)      (642,288)
                                                          -----------    -----------
Total stockholders' equity                                    465,236        393,593
                                                          -----------    -----------
                                                          $ 1,479,259    $ 1,255,193
                                                          ===========    ===========





          See accompanying notes to consolidated financial statements.



                                     30


                           GALILEO INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share data)


                                                 Year ended December 31,
                                           -------------------------------------
                                              2000         1999         1998
                                              ----         ----         ----

Revenues:
   Electronic global distribution
        services                          $ 1,561,464  $ 1,452,101   $ 1,342,705
   Information services                        81,834       74,001       138,113
                                           -----------  -----------  -----------
                                            1,643,298    1,526,102     1,480,818
Operating expenses:
   Cost of operations                         585,752      527,716       568,271
   Commissions, selling and administrative    701,447      613,617       554,509
   Special charges (Recovery of) -
        restructurings                          1,736      (11,359)       26,460
   Special charges - services agreements       19,725       83,226           ---
   Special charge - in-process research
        and development write-off               7,000          ---           ---
                                           -----------  -----------  -----------
                                            1,315,660    1,213,200     1,149,240
                                           -----------  -----------  -----------
Operating income                              327,638      312,902       331,578
Other income (expense):
   Interest expense, net                      (44,925)     (16,004)       (9,629)
   Other, net                                 (16,839)      64,374         3,532
                                           -----------  -----------  -----------
Income before income taxes                    265,874      361,272       325,481
Income taxes                                  116,985      143,064       129,867
                                           -----------  -----------  -----------
Net income                                $   148,889  $   218,208   $   195,614
                                           ===========  ===========  ===========

Weighted average shares outstanding        89,972,364   98,140,621   104,796,282
                                           ===========  ===========  ===========
Basic earnings per share                  $      1.65  $      2.22   $      1.87
                                           ===========  ===========  ===========
Diluted weighted average shares
   outstanding                             90,350,120   98,813,522   105,186,241
                                           ===========  ===========  ===========
Diluted earnings per share                $      1.65  $      2.21   $      1.86
                                           ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.










                                       31

                           GALILEO INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Year ended December 31,
                                                      ------------------------------------
                                                         2000        1999         1998
                                                         ----        ----         ----

Operating activities:
   Net income                                          $ 148,889   $ 218,208    $ 195,614
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                      217,651     166,299      172,537
      Loss (gain) on sale of assets                          324     (58,347)        (419)
      Impairment write-down of minority ownership
        investments                                       10,186         ---          ---
      Write-off of in-process research and development     7,000         ---          ---
      Unrealized gain on trading securities                  ---     (10,492)         ---
      Deferred income taxes, net                           4,280       6,516       (5,167)
      Changes in operating assets and liabilities, net
        of effects from acquisition of businesses:
         Accounts receivable, net                         (3,861)     (1,209)      (8,149)
         Other current assets                              8,148       3,194       (2,826)
         Noncurrent assets                               (33,919)    (18,299)     (28,428)
         Accounts payable and accrued commissions           (456)      3,111        2,903
         Accrued liabilities                              (9,871)    (13,848)      30,258
         Income taxes payable                             (1,534)     (8,794)      10,140
         Noncurrent liabilities                           16,178      (5,962)      12,615
      Other                                                2,036         798          ---
                                                      -----------  ----------  -----------
Net cash provided by operating activities                365,051     281,175      379,078

Investing activities:
   Purchase of property and equipment                    (55,498)    (84,445)     (89,442)
   Purchase and capitalization of computer software      (52,955)    (20,657)     (23,496)
   Proceeds on sale of assets                              1,441      60,470        3,750
   Acquisition of businesses, net of cash acquired in
      2000 and 1998 of $15,551 and $3,576, respectively (128,861)        ---      (50,433)
   Purchase of debt and equity securities                (32,421)    (35,290)      (5,076)
                                                      -----------  ----------  -----------
Net cash used in investing activities                   (268,294)    (79,922)    (164,697)

Financing activities:
   Borrowings under credit agreements                    190,000     574,000       49,392
   Repayments under credit agreements                    (99,000)    (88,128)    (230,004)
   Repurchase of common stock for treasury              (154,640)   (635,523)      (6,765)
   Dividends paid to stockholders                        (32,356)    (33,940)     (29,871)
   Payments of capital lease obligations                    (510)    (27,701)      (7,311)
   Other financing activities                                298       3,363          787
                                                      -----------  ----------  -----------
Net cash used in financing activities                    (96,208)   (207,929)    (223,772)
Effect of exchange rate changes on cash                      117      (1,358)        (148)
                                                      -----------  ----------  -----------
Increase (decrease) in cash and cash equivalents             666      (8,034)      (9,539)
Cash and cash equivalents at beginning of year             1,794       9,828       19,367
                                                      -----------  ----------  -----------
Cash and cash equivalents at end of year               $   2,460   $   1,794    $   9,828
                                                      ===========  ==========  ===========




          See accompanying notes to consolidated financial statements.




                           GALILEO INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)


                                                Special
                                                Voting                  Additional
                                               Preferred      Common    Paid - in      Retained
                                                 Stock         Stock     Capital       Earnings
                                                 -----         -----     -------       --------

Balance at December 31, 1997                        $ -       $ 1,048   $ 663,688     $  18,832
Comprehensive income:
   Net income                                         -             -           -       195,614
   Foreign currency translation adjustments           -             -           -             -
Comprehensive income
Issuance of 97,900 shares of restricted stock         -             1       3,991             -
Amortization of restricted stock grants               -             -           -             -
Issuance of 33,150 shares of Common stock under
   employee stock option plans                        -             -         787             -
Repurchase of 169,100 shares of Common stock
   for treasury                                       -             -           -             -
Dividends paid ($0.285 per share)                     -             -           -       (29,871)
                                                -------       -------   ---------     ---------

Balance at December 31, 1998                          -         1,049     668,466       184,575
Comprehensive income:
   Net income                                         -             -           -       218,208
    Unrealized holding losses on marketable
     securities                                       -             -           -             -
    Foreign currency translation adjustments          -             -           -             -
   Other comprehensive income (loss)
Comprehensive income
Amortization of restricted stock grants               -             -           -             -
Issuance of 107,285 shares of Common stock under
   employee stock option plans                        -             1       3,149             -
Repurchase of 14,869,500 shares of Common stock
   for treasury                                       -             -           -             -
Retirement of 4 shares of Special voting preferred
   stock                                              -             -           -             -
Dividends paid ($0.345 per share)                     -             -           -       (33,940)
                                                -------       -------   ---------     ---------

Balance at December 31, 1999                          -         1,050     671,615       368,843
Comprehensive income:
   Net income                                         -             -           -       148,889
    Unrealized holding gains on marketable
     securities                                       -             -           -             -
    Reclassification adjustment for losses included
     in net income                                    -             -           -             -
    Foreign currency translation adjustments          -             -           -             -
   Other comprehensive income (loss)
Comprehensive income
Amortization of restricted stock grants               -             -           -             -
Issuance of 194,661 shares of Common stock under
   employee stock option plans                        -             2         494             -
Issuance of stock options upon acquisition of
   TRIP.com                                           -             -      10,879             -
Issuance of 5,499,630 shares of Common stock from
   treasury to acquire TRIP.com                       -             -           -      (127,917)
Issuance of 21,199 shares of Common stock from
   treasury under employee stock purchase plan        -             -           -          (451)
Repurchase of 7,402,948 shares of Common stock
   for treasury                                       -             -           -             -
Dividends paid ($0.36 per share)                      -             -           -       (32,356)
                                                -------       -------   ---------     ---------

Balance at December 31, 2000                        $ -       $ 1,052   $ 682,988     $ 357,008
                                                =======       =======   =========     =========

















                                      GALILEO INTERNATIONAL, INC.
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (in thousands, except share data)



                                                                     Accumulated
                                                        Unamortized     Other
                                                        Restricted   Comprehensive   Treasury
                                                        Stock Grants   Income         Stock      Total
                                                        ----------   -----------   ----------------------

Balance at December 31, 1997                             $      -      $    128  $        -    $ 683,696
Comprehensive income:
   Net income                                                   -             -           -      195,614
   Foreign currency translation adjustments                     -        (1,267)          -       (1,267)
                                                                                               ----------
Comprehensive income                                                                             194,347
Issuance of 97,900 shares of restricted stock              (3,992)            -           -            -
Amortization of restricted stock grants                       433             -           -          433
Issuance of 33,150 shares of Common stock under
   employee stock option plans                                  -             -           -          787
Repurchase of 169,100 shares of Common stock
   for treasury                                                 -             -      (6,765)      (6,765)
Dividends paid ($0.285 per share)                               -             -           -      (29,871)
                                                        ----------   -----------   ---------   ----------

Balance at December 31, 1998                               (3,559)       (1,139)     (6,765)     842,627
Comprehensive income:
   Net income                                                   -             -           -      218,208
    Unrealized holding losses on marketable securities          -        (1,122)          -       (1,122)
    Foreign currency translation adjustments                    -          (605)          -         (605)
                                                                                               ----------
   Other comprehensive income (loss)                                                              (1,727)
                                                                                               ----------
Comprehensive income                                                                             216,481
Amortization of restricted stock grants                       798             -           -          798
Issuance of 107,285 shares of Common stock under
   employee stock option plans                                  -             -           -        3,150
Repurchase of 14,869,500 shares of Common stock
   for treasury                                                 -             -    (635,523)    (635,523)
Retirement of 4 shares of Special voting preferred
   stock                                                        -             -           -            -
Dividends paid ($0.345 per share)                               -             -           -      (33,940)
                                                        ----------   -----------   ---------   ----------

Balance at December 31, 1999                               (2,761)       (2,866)   (642,288)     393,593
Comprehensive income:
   Net income                                                   -             -           -      148,889
    Unrealized holding gains on marketable securities           -           686           -          686
    Reclassification adjustment for losses included in
     net income                                                 -         1,122           -        1,122
    Foreign currency translation adjustments                    -        (3,435)          -       (3,435)
                                                                                               ----------
   Other comprehensive income (loss)                                                              (1,627)
                                                                                               ----------
Comprehensive income                                                                             147,262
Amortization of restricted stock grants                       798             -           -          798
Issuance of 194,661 shares of Common stock under
   employee stock option plans                                  -             -           -          496
Issuance of stock options upon acquisition of TRIP.com          -             -           -       10,879
Issuance of 5,499,630 shares of Common stock from
   treasury to acquire TRIP.com                                 -             -     226,842       98,925
Issuance of 21,199 shares of Common stock from treasury
   under employee stock purchase plan                           -             -         730          279
Repurchase of 7,402,948 shares of Common stock
   for treasury                                                 -             -    (154,640)    (154,640)
Dividends paid ($0.36 per share)                                -             -           -      (32,356)
                                                        ----------   -----------   ---------   ----------

Balance at December 31, 2000                             $ (1,963)     $ (4,493) $ (569,356)   $ 465,236
                                                        ==========   ===========  ==========   ==========



                      See accompanying notes to consolidated financial statements.




                           GALILEO INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                        (in thousands, except share data)



1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

     Galileo International, Inc. (the "Company"), incorporated in the state of Delaware, is one of the world's leading providers of electronic global distribution services for the travel industry utilizing a computerized reservation system ("CRS"). The Company provides travel agencies and other subscribers with the ability to access schedule and fare information, book reservations and issue tickets for airlines. The Company also provides subscribers with information and booking capability covering car rental companies and hotel properties throughout the world. Through its wholly owned subsidiary, Quantitude, Inc. ("Quantitude"), the Company also provides enterprise networking services to customers both in and outside of the travel industry. The Company distributes its products and services in 107 countries on six continents.

Principles of Consolidation and Business Acquisitions

     The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     In 1999, the Company acquired a minority equity interest in TRIP.com, Inc. ("TRIP.com"), an online travel services and technology provider. On March 10, 2000, the Company purchased the remaining 81% ownership interest in TRIP.com for $214,390 in a combined cash and stock transaction. The Company paid $104,586 in cash and issued 5,499,630 shares of Common Stock, previously held in treasury, valued at $98,925. In addition, the Company converted all outstanding stock options of TRIP.com into the Company's stock options (the "Converted Options") at an estimated fair value of $10,879.

     The following unaudited pro forma financial information presents a summary of consolidated results of operations of the Company and TRIP.com as if the acquisition had occurred on January 1, 1999:

                                      Year ended December 31,
                                      -----------------------
                                         2000         1999
                                         ----         ----
          Revenues                  $ 1,645,870  $ 1,536,776
          Net income                    142,459      153,688
          Basic earnings per share         1.57         1.48
          Diluted earnings per share       1.56         1.47

     These unaudited pro forma results include adjustments for additional amortization of goodwill and other intangible assets. Additionally, the pro forma operating results include pro forma interest expense on the assumed acquisition borrowings to finance the cash portion of the TRIP.com acquisition; pro forma adjustments to the provision for income taxes to reflect the effect of non-deductible amortization of goodwill and other intangible assets; and pro forma adjustments to the weighted average shares outstanding and diluted weighted average shares outstanding used in the earnings per share calculations for the issuance of the Company's Common Stock and the dilutive effect of the Converted Options outstanding, respectively.

     The results of operations reflected in the pro forma information are not necessarily indicative of the results which would have been reported if the TRIP.com acquisition had occurred at the beginning of the periods presented, or of the future operations of the consolidated entities.

     Also during 2000, the Company acquired Terren Corporation ("Terren"), a developer of client-server software for business databases, data communications and information management, and Travel Automation Services Limited ("Galileo UK"), the Company's national distribution company ("NDC") in the United Kingdom. Terren and Galileo UK were acquired on March 8 and April 14, 2000 at purchase prices of $2,592 and $19,992, respectively. The purchase price for Terren consisted of $1,405 in cash payments and the assumption of a note payable and accrued interest totaling $1,187. The purchase price for Galileo UK consisted entirely of cash. In connection with the acquisition of Galileo UK, the Company terminated certain revenue sharing obligations in exchange for $10,051 in cash paid on the acquisition date. The related intangible asset is being amortized over 17 years. The pro forma effects of these acquisitions are not significant.

     In connection with all of the 2000 acquisitions, the Company incurred expenses of $8,378, which have been accounted for as part of the purchase prices. The Company accounted for these acquisitions using the purchase method of accounting. Accordingly, the costs of these acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values. Goodwill and other intangible assets related to the cost of these acquisitions are being amortized over 3 to 20 years. The resulting amortization is included in cost of operations expenses. The results of operations and cash flows of TRIP.com, Terren and Galileo UK have been consolidated with those of the Company from the date of each acquisition.

     During 1998, the Company acquired a Florida-based airline information systems company, S. D. Shepherd Systems, Inc. ("Shepherd Systems") and two NDCs:
Galileo Nordiska AB ("Nordiska") and Galileo Canada Distributions Systems, Inc. ("Galileo Canada"). Nordiska, Galileo Canada and Shepherd Systems were acquired on January 1, June 1 and November 19, 1998 at purchase prices of $2,066, $34,392, and $16,740, respectively. In connection with the acquisitions, the Company also incurred expenses of $811, which have been accounted for as part of the purchase prices. The Company accounted for the acquisitions using the purchase method of accounting. Accordingly, the costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values. Goodwill related to the cost of the acquisitions is being amortized over 10 to 25 years and is included in cost of operations expenses. The results of operations and cash flows of the acquired companies have been consolidated with those of the Company from the date of each acquisition. In connection with the acquisition of Galileo Canada, the Company incurred $34,392 of debt under a five-year term loan agreement.

Uses of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain prior-year amounts have been reclassified to conform to the 2000 presentation.

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

Cash and Cash Equivalents

     Cash in excess of operating requirements is invested daily in liquid, income-producing investments, having maturities of three months or less. The carrying amounts reported on the consolidated balance sheets for cash equivalents include cost and accrued interest, which approximate fair value.

Fair Value of Financial Instruments

     The carrying values of the Company's financial instruments, excluding non-marketable equity securities (as discussed in Note 6) and derivative financial instruments, are reasonable estimates of their fair value.

Allowance for Doubtful Accounts Receivable

     The allowance for doubtful accounts receivable was $9,351, $7,819, and $13,747 at December 31, 2000, 1999, and 1998, respectively. Provisions for bad debts were $5,371, $2,569, and $(3,862) for the years ended December 31, 2000, 1999, and 1998, respectively. Write-offs of uncollectible accounts were $5,948, $9,763, and $5,124 for the years ended December 31, 2000, 1999, and 1998, respectively. The 1998 provision includes a $7,548 recovery settlement related to a contractual dispute from a prior year.

Accounting for the Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indication of a potential impairment exists, recoverability of the respective assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions.

     The carrying amount of the Company's long-lived assets at December 31, 2000 and 1999 primarily represents the original amounts invested less the recorded depreciation and amortization. Management believes the carrying amount of these investments is not impaired.

Property and Equipment

     Depreciation of property and equipment is provided on the straight-line method over the following estimated useful lives of the assets:

       Buildings and improvements                        3-31 years
       Equipment                                         3-10 years

     Depreciation expense for the years ended December 31, 2000, 1999, and 1998 was $77,979, $79,111, and $83,724, respectively.

Computer Software

     Effective January 1, 1998, the Company adopted the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, certain costs to develop internal-use computer software are being capitalized. Prior to 1998, the Company capitalized certain software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." The ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including but not limited to estimated economic life and changes in software and hardware technology.

     Computer software consists principally of purchased computer software and capitalized computer software development costs. Amortization is provided on a straight-line method over estimated useful lives of 3 to 10 years. Amortization expense for the years ended December 31, 2000, 1999, and 1998 was $53,740, $49,384, and $52,688, respectively.

Intangible Assets

     Intangible assets are amortized on the straight-line method over the following useful lives:

        Customer lists                                     3-17 years
        Goodwill                                           3-25 years
        Other                                              3-17 years

     Amortization expense for the years ended December 31, 2000, 1999, and 1998 was $85,932, $37,804, and $35,692, respectively.

Investments

     The Company strategically invests in certain equity securities of technology, travel and Internet-related companies in order to strengthen its core product offerings or to enhance its technological infrastructure. The Company classifies its marketable equity securities into trading and available-for-sale categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's trading securities are reported at fair value with unrealized gains and losses reported in other income or expense. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses, and other than temporary declines in value, if any, on equity securities are reported in other income or expense as incurred. Investments in equity securities are accounted for under the cost or equity method as appropriate under APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." For non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment on these investments in privately-held companies when events and circumstances indicate that such assets might be impaired.

Revenue Recognition

     Fees are charged to airline, car rental, hotel and other travel suppliers for bookings made through the Company's CRS and are dependent upon the level and usage of functionality within the CRS at which the supplier participates. Booking fee revenue is recognized at the time the reservation is made for air bookings, at the time of pick-up for car bookings, and at the time of check-out for hotel bookings.

Research and Development

     Research  and  development  costs,   excluding   amortization  of  computer
software, are expensed as incurred and were $7,052, $6,205, and $4,786 for the years ended December 31, 2000, 1999, and 1998, respectively.

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

     The Company enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of its European and Canadian operations. The Company accounts for such contracts by recording any unrealized gains or losses in income each reporting period. At
December 31, 2000, the Company had no foreign exchange forward contracts outstanding. At December 31, 1999 and 1998, the notional principal amounts of outstanding forward contracts were $19,635 and $31,123, respectively. The fair value of outstanding forward contracts at December 31, 1999 and 1998 was $32 and $821, respectively.

     The Company has also entered into interest rate swap agreements to convert portions of its variable rate debt to fixed rate. The Company accounts for its interest rate swap agreements as a hedge of its interest rate exposure. (See
Note  8  for  further   information   regarding  the  Company's   interest  rate
agreements.)

Income Taxes

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

Earnings per Share

     Basic earnings per share data for the years ended December 31, 2000, 1999 and 1998 is calculated based on the weighted average shares outstanding for the period. Diluted earnings per share is calculated as if the Company had additional Common Stock outstanding from the beginning of the year or the date of grant for all dilutive stock options, net of assumed repurchased shares using the treasury stock method. This resulted in increases in the weighted average number of shares outstanding for the years ended December 31, 2000, 1999 and 1998 of 377,756, 672,901, and 389,959, respectively. At December 31, 2000, 1999 and 1998, options totaling 4,208,528,  2,051,981,  and 1,837,900,  respectively, were excluded from the calculations as their effect was antidilutive.

2.     TRANSACTIONS WITH AFFILIATES

     Airline stockholders, in aggregate, owned 64.9% of the Company's outstanding Common Stock at December 31, 1998, with only United Air Lines, Inc. ("United Airlines") and KLM deemed to be affiliates due to indirect ownership, individually, greater than 10% of the Company's outstanding Common Stock. In June 1999, the Company completed a secondary offering of its Common Stock, and also repurchased shares from an airline stockholder. As of December 31, 2000 and 1999, the percentage of the Company's outstanding Common Stock owned by airline stockholders was 27.5% and 27.0%, respectively, with only United Airlines deemed to be an affiliate. (See Note 10 for further information regarding the secondary offering and repurchase of shares by the Company.)

     The Company recognized electronic global distribution services revenues, primarily in the form of booking fees, from affiliates totaling $133,333, $138,361, and $170,346 for the years ended December 31, 2000, 1999, and 1998, respectively. The Company also received information services revenues from affiliates totaling $70,922, $65,392, and $128,839 for the years ended December 31, 2000, 1999, and 1998, respectively. Total revenues from United Airlines of $204,255, $203,753, and $269,942 were greater than 10% of the Company's revenues for the years ended December 31, 2000, 1999, and 1998, respectively.

     The Company, in the ordinary course of business, purchases services from affiliates. Services purchased from affiliates and classified within commissions, selling and administrative expenses totaled $3,669, $4,715, and $15,623 for the years ended December 31, 2000, 1999, and 1998, respectively.

     In July 1997, the Company entered into certain services agreements with airline stockholders to provide fare quotation services, internal reservation services, other internal management services and software development services. The Company will provide the fare quotation services under existing pricing arrangements for a period of approximately five years. In December 1999, the Company amended the agreement under which it provides certain of the above mentioned services to United Airlines. This amendment, which went into effect on January 1, 2000, extends the length of the agreement for an additional five years.

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

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ending December 31, 2000 and 1999, and a statement of the funded status as of December 31, 2000 and 1999:


                                             Pension Benefits           Other Benefits
                                             ----------------           --------------
                                             2000        1999          2000        1999
                                             ----        ----          ----        ----

RECONCILIATION OF BENEFIT OBLIGATIOn
Obligation at January 1                   $ 114,693    $ 113,430     $ 42,647    $ 43,416
Service cost                                  7,861        8,101        2,036       2,189
Interest cost                                 9,911        8,321        3,785       3,067
Actuarial loss (gain)                        10,542      (13,203)       6,406      (5,594)
Benefit payments                             (3,735)      (1,956)        (763)       (431)
                                          ---------    ---------     --------    --------
Obligation at December 31                 $ 139,272    $ 114,693     $ 54,111    $ 42,647
                                          =========    =========     ========    ========

RECONCILIATION OF FAIR VALUE OF PLAN ASSETS

Fair value of plan assets at January 1    $ 118,897     $ 99,757     $      -    $      -
Actual return on plan assets                 (7,186)      21,078            -           -
Employer contributions                          190           18          763         431
Benefit payments                             (3,735)      (1,956)        (763)       (431)
                                          ---------    ---------     --------    --------
Fair value of plan assets at December 31  $ 108,166    $ 118,897     $      -    $      -
                                          =========    =========     ========    ========

FUNDED STATUS

Funded status at December 31              $ (31,106)     $ 4,204    $ (54,111)  $ (42,647)
Unrecognized transition obligation            1,741        1,990            -           -
Unrecognized prior-service cost               1,797        2,379       (1,077)     (1,227)
Unrecognized (gain) loss                     (1,946)     (32,121)       5,469        (937)
                                          ---------    ---------     --------    --------
Net amount recognized                     $ (29,514)   $ (23,548)   $ (49,719)  $ (44,811)
                                          =========    =========     ========    ========


     The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2000 and 1999:

                                   Pension Benefits       Other Benefits
                                   ----------------       --------------
                                    2000       1999       2000       1999
                                    ----       ----       ----       ----

Accrued benefit liability        $ (29,514) $ (23,548) $ (49,719) $ (44,811)
Additional minimum liability           (51)      (107)         -          -
Intangible asset                        51        107          -          -
                                 ---------  ---------  ---------  ---------
Net amount recognized            $ (29,514) $ (23,548) $ (49,719) $ (44,811)
                                 =========  =========  =========  =========


     The Company's nonqualified pension plan was the only pension plan with an accumulated benefit obligation in excess of plan assets. The plan's accumulated benefit obligation was $1,142 and $900 at December 31, 2000 and 1999, respectively. There are no plan assets in the nonqualified plan due to the nature of the plan. The Company's plans for postretirement benefits other than pensions also have no plan assets. The aggregate benefit obligation for those plans was $54,111 and $42,647 as of December 31, 2000 and 1999, respectively.

     The following table provides the components of net periodic benefit cost for the plans for years ended December 31, 2000, 1999, and 1998:

                                          Pension Benefits                Other Benefits
                                          ----------------                --------------
                                      2000      1999      1998       2000      1999      1998
                                      ----      ----      ----       ----      ----      ----

Service cost                        $ 7,861   $ 8,101   $ 6,964    $ 2,036   $ 2,189   $ 1,910
Interest cost                         9,911     8,321     7,178      3,785     3,067     2,733
Expected return on plan assets      (11,165)   (9,376)   (7,500)         -         -         -
Amortization of transition
   obligation                           249       249       249          -         -         -
Amortization of prior-service cost      582       582       582       (150)     (150)     (259)
Amortization of net loss (gain)      (1,281)       21        16          -        41         -
                                    -------   -------   -------    -------   -------   -------
Net periodic benefit cost           $ 6,157   $ 7,898   $ 7,489    $ 5,671   $ 5,147   $ 4,384
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

     The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                      Pension Benefits        Other Benefits
                                      ----------------        --------------
                                       2000       1999       2000       1999
                                       ----       ----       ----       ----

Weighted average assumptions
 as of December 31:
   Discount rate                       7.50%      7.75%      7.50%      7.75%
   Expected return on plan assets      9.50%      9.50%        N/A        N/A
   Rate of compensation increase       4.50%      4.75%        N/A        N/A


     The health care trend rate used to determine the accumulated postretirement benefit obligation was 10% for 2000, decreasing by 1% each year until reaching 4% for the year 2006 and beyond.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

                                                        1% Increase  1% Decrease
                                                        -----------  -----------
Effect on total of service and interest cost components
of net periodic postretirement health care benefit cost  $   240     $ (212)

Effect on the health care component of the accumulated
postretirement benefit obligation                          1,990     (1,848)

     The Company has a defined contribution pension plan covering a majority of the United Kingdom employees which requires the Company to annually contribute approximately 10% of eligible employee compensation on behalf of each participant. The Company's contributions to the plan were $1,007, $1,661, and $2,319 during the years ended December 31, 2000, 1999, and 1998, respectively.

     The Company offers its U.S.-based employees a 401(k) savings plan. Employees can elect to contribute pretax earnings, as limited by the Internal Revenue Code, to their account and can determine how the money is invested from a selection of options offered by the Company. The Company's contributions, matching participating employees' contributions up to a designated level, were $2,972, $2,818, and $2,705 during the years ended December 31, 2000, 1999, and 1998, respectively.

4.    SPECIAL CHARGES

     (See Note 9 for discussion of the special charges related to the services agreements.)

     The Company recorded a special charge of $1,736 ($972 after tax) during the year ended December 31, 2000 related to the integration of Galileo UK into the Company's operations. The special charge was comprised of $1,457 in severance costs  related  to the  termination  of 29  employees,  and  $279 in  facilities expenses. As of December 31, 2000, $620 of severance related costs have been paid and charged against the liability and 15 employees have been terminated. The estimated remaining liability at December 31, 2000 related to the integration of Galileo UK was $1,139 and is included in the accompanying consolidated balance sheet.

     The Company recorded a special charge of $7,000 (non-tax deductible) during the year ended December 31, 2000 to write off in-process research and development costs related to the acquisition of TRIP.com.

     The Company recorded special charges of $26,460 ($15,902 after tax) during the year ended December 31, 1998 related to a strategic realignment of the Company's operations in the United Kingdom and, to a lesser degree, other realignments within the Company. These special charges were comprised primarily of $15,025 in severance costs related to the termination of 399 employees, primarily in the development and marketing groups, and $11,435 of other costs, principally related to the closing of the remaining Swindon, U.K. facilities. As of December 31, 2000, $16,202 of severance costs have been paid and charged against the liability and 373 employees have been terminated. The realignment activities have been completed as of December 31, 2000. Also related to the closing of Swindon, U.K. facilities, in 1993 the Company, formerly Covia Partnership, combined with The Galileo Company Ltd. and consolidated its two data center facilities resulting in the closing of the Swindon, U.K. data center. In connection therewith, the estimated cost of the consolidation was charged to expense. During 1999, the Company was successful in assigning a Swindon, U.K. facility lease at market rates, resulting in recognition of an $11,359 one-time recovery of previously reserved facilities expenses. At December 31, 2000 and 1999, the estimated remaining liabilities for all of the above-mentioned restructuring activities, principally related to facility closure costs, were $6,990 and $10,220, respectively, and are included in the accompanying consolidated balance sheets.

5.   INCOME TAXES

     For financial reporting purposes, income before income taxes includes the following components:

                                           2000       1999       1998
                                        ---------- ---------- ----------

Domestic operations                     $ 252,318  $ 353,208  $ 317,862
Foreign operations                         13,556      8,064      7,619
                                        ---------- ---------- ----------
Total income before income taxes        $ 265,874  $ 361,272  $ 325,481
                                        ========== ========== ==========



     The provisions for income taxes consist of the following:

                                                 2000        1999       1998
                                              ---------   ---------   ---------
Current taxes:
    Federal                                   $  97,820   $ 117,167   $ 112,799
    State                                        12,441      18,582      20,803
    Foreign                                       2,444         799       1,432
                                              ---------   ---------   ---------
      Total                                     112,705     136,548     135,034
Deferred taxes:
    Federal                                       6,182       5,542      (3,834)
    State                                        (1,902)        974      (1,333)
                                              ---------   ---------   ---------
      Total                                       4,280       6,516      (5,167)
                                              ---------   ---------   ---------
Provision for income taxes                    $ 116,985   $ 143,064   $ 129,867
                                              =========   =========   =========

     Deferred tax assets (liabilities) are comprised of the following at December 31, 2000 and 1999:

                                                 2000        1999
                                                --------   ---------
Current:
    Productivity payments                      $  8,110    $  7,598
    Bad debt reserves                             2,725       2,364
    Compensation accruals                         1,616         458
    Special charges                                   -         392
    Other                                         5,343       4,526
                                               --------    --------
                                               $ 17,794    $ 15,338
                                               ========    ========

Noncurrent:
    Software amortization                     $ (49,766)  $ (57,375)
    Other liabilities                           (26,693)     (8,999)
    Rights agreements                           (13,122)     (6,248)
    Postretirement medical and pension accruals  30,911      26,681
    Services agreements                          11,101      10,619
    Other assets                                  5,084       4,024
    Depreciation                                  4,353      14,348
    Facilities reserves                           2,734       2,294
                                                --------   ---------
                                              $ (35,398)  $ (14,656)
                                              ==========  ==========



     The following table reconciles the U.S. statutory rate with the effective rate for the years ended December 31, 2000, 1999, and 1998:

                                                             2000       1999       1998
                                                           ---------  ---------  --------
Tax at U.S. federal income tax rate                       $  93,056   $ 126,445  $ 113,918
Increase (decrease) in taxes resulting from:
    State income taxes, net of U.S. federal income
      tax benefit                                             6,851      12,711     13,522
    Amortization of excess of cost over net assets
      acquired and related purchase accounting adjustments   15,721       2,111      2,111
    Tax effect of non-deductible expenses                     2,957         373        344
    Foreign and U.S. tax effects attributable to
      foreign operations                                      1,533       1,792        323
    Other                                                    (3,133)       (368)      (351)
                                                          ---------   ---------  ---------
Taxes on income at effective rate                         $ 116,985   $ 143,064  $ 129,867
                                                          =========   =========  =========



     Undistributed earnings of the Company's corporate foreign subsidiaries amounted to approximately $3,931 and $3,237 at December 31, 2000 and 1999, respectively. Those earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes and foreign withholding taxes have been made. Upon distribution of those earnings, the
Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable; however, unrecognized foreign tax credit carryovers would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $381 and $314 would be payable upon remittance of all previously unremitted earnings at December 31, 2000 and 1999, respectively.

6.    INVESTMENTS

     Investments in equity securities at December 31, 2000 and December 31, 1999 are as follows:

                                                December 31, 2000
                                      ---------------------------------------
                                                    Gross Unrealized
                                      Amortized     ----------------     Fair
                                        Cost       Gains    (Losses)    Value
                                      ---------    -----   ----------   -----

Marketable equity securities:
    Available-for-sale securities      $  1,334    $ 1,125  $     -    $ 2,459
                                        -------   --------   -------   --------
Total marketable securities               1,334    $ 1,125  $     -    $ 2,459
                                                   =======   =======   =======
Other equity securities                  15,567
                                        -------
Total                                  $ 16,901
                                       ========


                                                December 31, 1999
                                      ---------------------------------------
                                                    Gross Unrealized
                                      Amortized     ----------------     Fair
                                        Cost       Gains    (Losses)    Value
                                      ---------    -----   ----------   -----

Marketable equity securities:
    Trading securities                 $  1,000   $ 10,492  $      -   $ 11,492
    Available-for-sale securities         3,274          -    (1,838)     1,436
                                        -------   --------   -------   --------
Total marketable securities               4,274   $ 10,492  $ (1,838)  $ 12,928
                                                   =======   =======   ========
Other equity securities                  27,597
                                        -------
Total                                  $ 31,871
                                       ========


     At December 31, 2000, all of the Company's marketable equity securities are classified as available-for-sale. Of these investments, $2,320 is included in other current assets, and $139 is included in long-term investments.

     In December 2000, the Company recorded impairment charges of $10,186 to write down certain of the Company's investments in technology and travel related companies to estimated fair value. The write-downs consisted of $3,135 for one of the Company's marketable equity investments and $7,051 for several non-marketable equity investments. The estimated fair values established for the non-marketable investments were determined by using management's estimates of the net proceeds the Company expects to recover upon the eventual disposition of the investments. The decline in the estimated fair values of these investments was considered to be other than temporary.

     In December 1999, the Company entered into an agreement to sell its entire equity investment in Stamps.com for $11,492. This investment was classified as trading at December 31, 1999 and was included in other current assets. The remaining marketable equity securities were classified as available-for-sale and were included in long-term investments at December 31, 1999.

     Unrealized holding gains of $686 (net of deferred taxes of $439) and unrealized holding losses of $1,122 (net of deferred taxes of $716) on available-for-sale securities were included in accumulated other comprehensive income in 2000 and 1999, respectively. Unrealized gains of $10,492 on trading securities were included in earnings in 1999 related to the Stamps.com investment. The Company completed the sale of its entire equity investment in Stamps.com for $11,492 in January 2000. There were no other sales of marketable equity securities in 2000 or 1999.

     Other equity securities represent non-marketable securities that are restricted or not publicly traded. These securities are included in long-term investments. Included in this category are non-marketable depository certificates representing beneficial ownership of common stock of Equant N.V. ("Equant"), a telecommunications company affiliated with Societe Internationale de Telecommunications Aeronautiques ("SITA"). In July 1999, SITA notified the Company of a reallocation of depository certificates among SITA members. Due to the Company's higher usage of the SITA network over the four years ended December 31, 1998, the Company received 708,335 additional depository certificates. In connection with secondary offerings of Equant common stock in 1999, the Company liquidated 696,151 of these certificates. The Company received proceeds of $58,725 from these transactions, resulting in gains of $58,574. In November 2000, Equant announced a planned merger with France Telecom's Global One business. In connection with this planned merger, the SITA Foundation signed an agreement to exchange all of its Equant shares for France Telecom shares. As a result, each of the Company's depository certificates are expected to represent the right to receive the economic benefit of approximately .4545 France Telecom shares. France Telecom is listed on the New York Stock Exchange under the ticker: FTE. This merger is expected to be completed by June 30, 2001, at which time the Company will have the option to participate in an orderly resale process. As of December 31, 2000 and 1999, the Company owned 1,106,564 of these depository certificates. The Company's carrying value of these depository certificates was nominal at December 31, 2000 and 1999.

7.    LEASES AND COMMITMENTS

     The Company leases various office facilities and equipment under operating leases with remaining terms of up to 23 years. Rental expense under operating leases was $22,778, $22,806, and $25,756 for the years ended December 31, 2000, 1999, and 1998, respectively.

     The Company also leases data processing equipment under capital leases. Equipment, at cost, includes $8,906, $4,819, and $26,027 relating to capital leases at December 31, 2000, 1999, and 1998, respectively. Accumulated depreciation includes $4,559, $4,613, and $21,842 relating to capital leases at December 31, 2000, 1999, and 1998, respectively, with lease amortization included in depreciation expense.

     Future minimum lease payments under capital leases and noncancelable operating leases at December 31, 2000 are as follows:

                                                      Capital      Operating
                                                    ------------  ------------
2001                                                    $ 1,778     $  24,758
2002                                                      1,667        19,112
2003                                                      1,042        16,946
2004                                                          -        13,334
2005                                                          -         9,377
Thereafter                                                    -        60,857
                                                    ------------  ------------
Total minimum lease payments                              4,487       144,384
Less sublease income                                          -       (12,314)
                                                                  ------------
Net rental payments                                                 $ 132,070
                                                                  ============
Less amount representing interest                          (230)
                                                    ------------
Present value of future minimum lease payments            4,257
Current portion of present value of future
  minimum lease payments                                  1,638
                                                    ------------
Long-term portion of present value of future
  minimum lease payments                                $ 2,619
                                                    ============

8.    LONG-TERM DEBT

     Outstanding long-term debt consists of the following at December 31, 2000 and 1999:

                                                        2000         1999
                                                     ------------ ------------
Five-year credit agreement                             $ 400,000    $ 400,000
16-month credit agreement                                212,000            -
Term loan                                                 34,392       34,392
364-day credit agreement                                       -      121,000
Other                                                        654            -
                                                     ------------ ------------
                                                         647,046      555,392
Less current portion of long-term debt                   212,654      121,000
                                                     ------------ ------------
Long-term debt                                         $ 434,392    $ 434,392
                                                     ============ ============



     The Company is party to a $400,000 five-year credit agreement and a $500,000 16-month credit agreement (collectively, the "Credit Agreements") with a group of banks. In March 2000, the Company entered into a $200,000 16-month credit agreement, which was partially utilized to fund the acquisition of the remaining ownership interest in TRIP.com. In April 2000, the Company entered into the new $500,000 credit agreement that expires in July 2001. This new $500,000 16-month credit agreement replaces the $200,000 16-month credit agreement entered into in March 2000 and the $200,000 364-day credit agreement that was due to expire in July 2000. Facility fees range from 10.0 to 22.5 basis points under each of the Credit Agreements. Interest on the borrowings may be either Base Rate, CD Rate or LIBOR based. At December 31, 2000, the nominal interest rate for loans outstanding under the Credit Agreements was 7.2%.

     On June 5, 1998, in connection with the acquisition of Galileo Canada, the Company incurred $34,392 of debt under a five-year term loan agreement (the "Term Loan"). In addition, on June 5, 1998, the Company entered into an interest rate swap agreement for a notional amount of $34,392 to fix the effective interest rate of the Term Loan until maturity in June 2003, subject to pricing adjustments based on changes in certain financial ratios of the Company. At December 31, 2000, the notional interest rate on the Term Loan was 7.11% and the effective interest rate was 6.30%. The Term Loan requires quarterly interest payments throughout the five-year term.

     On March 8, 2000, in connection with the acquisition of Terren, the Company assumed a $1,131 note payable (the "Terren Note") due in two installments, and $56 of accrued interest. The first installment was paid with accrued interest in July 2000. A final payment of $654 plus accrued interest is due July 31, 2001. The Terren Note carries an interest rate of 7%. The outstanding balance on the note as of December 31, 2000 was $654.

     At December 31, 2000, borrowings totaled $400,000 under the five-year credit agreement with no required repayments until maturity in July 2002, and $212,000 under the 16-month credit agreement with required payment in entirety in July 2001. The outstanding balance on the Term Loan was $34,392, with no required repayments until maturity in June 2003. Under the Credit Agreements and the Term Loan, the Company is required to maintain certain financial ratios and is restricted from paying dividends and repurchasing its Common Stock above certain thresholds.

     The Company has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on its outstanding borrowings. At December 31, 2000 and 1999, the Company had an outstanding interest rate swap agreement having a total notional value of $34,392, with fixed interest rates averaging 5.87% for both years. The fair value of the outstanding swap agreement at December 31, 2000 and 1999 was $(77) and $999, respectively. For the years ended December 31, 2000, 1999, and 1998, the effective interest rate on the Company's outstanding debt under the Credit Agreements was 6.92%, 5.89%, and 5.89%, respectively.

     Total interest, including interest under capital leases, of $49,639, $17,528, and $11,876 was incurred for the years ended December 31, 2000, 1999, and 1998, respectively.

9.    COMMITMENTS & CONTINGENCIES

     The Company's wholly owned subsidiaries, Galileo International, L.L.C. ("GILLC") and Apollo Galileo USA Partnership ("Apollo"), as well as United Airlines and one of its subsidiaries, are defendants in a lawsuit captioned Osband, et al. v. United Air Lines, Inc., et al. The lawsuit, which was filed on March 1, 1996 in the District Court for Arapahoe County, Colorado, currently consists of 99 plaintiffs, all of whom were employed by United Airlines prior to 1988, and were subsequently employed by the United Airlines subsidiary, one of the Company's predecessors, and GILLC or Apollo since that time. The plaintiffs allege that the defendants promised the plaintiffs that they would receive lifetime flight benefits at a level equivalent to the flight benefits that United Airlines provides to its employees. The plaintiffs brought claims for specific performance and injunctive relief seeking reinstatement of their benefits and damages under theories of breach of contract, promissory estoppel and breach of express covenant of good faith and fair dealing. After defeating the plaintiffs' motion for preliminary injunction, the trial court granted the defendants' Motion to Dismiss for Lack of Subject Matter Jurisdiction on the ground that all issues relating to free passes granted by common carriers where they are adjuncts to employees are preempted by federal law. On appeal, the Court of Appeals upheld the dismissal of the plaintiffs' promissory estoppel claim as preempted by federal law, but reversed and remanded to the trial court on the plaintiffs' other claims. The claims of six of the 99 plaintiffs were tried before a jury in a five-week trial commencing October 30, 2000. The jury returned a verdict in favor of the plaintiffs in the total amount of $3,270, an aggregate of $710 of which the jury found GILLC and Apollo liable for. Post-trial motions have been filed and are pending. The Company intends to appeal the verdict, which has been certified as a final judgment. The Court has requested the parties brief the issue of whether the verdict for the six plaintiffs should be a liability finding in favor of the remaining 93 plaintiffs. The Company continues to dispute the plaintiffs' claims and intends to defend the lawsuit vigorously.

     The Company is a party in various other suits and claims that arise in the ordinary course of business. Management currently believes that the ultimate disposition of these matters, including the matter described above, will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

     In connection with NDC acquisitions in 1997 of Apollo Travel Services Partnership ("ATS"), Traviswiss AG ("Traviswiss") and Galileo Nederland BV ("Galileo Nederland") and the 1998 acquisition of Galileo Canada, the Company entered into agreements (the "Services Agreements") with United Airlines, US Airways, Air Canada, SAirGroup, and KLM (collectively, the "Service Providers") to provide certain marketing services to the Company. During the sixth year (eighth year for a portion of Galileo Canada) following the effective date of the Services Agreements, the Company is contractually required to pay the Service Providers a fee of up to $232,000 (on a present value basis as of the date of the agreements), contingent upon improvements in the Company's airline booking fee revenue in the seller's respective territories over the five-year period immediately following the acquisitions, as measured by the annual price increase rate and over the five-year period (seven-year period in the case of Galileo Canada) immediately following the acquisitions, as measured by the annual air segment growth rate.

     On December 30, 1999, the Company was released by United Airlines from the price increase obligation under the Services Agreement between the two companies. In turn, GIO Services, L.L.C. ("GIO Services"), a qualified special-purpose  entity,  was  created  to assume the  liability  and pay United
Airlines in July 2002. The Company contributed $97,325 of assets to GIO Services. These assets are projected to yield cash proceeds on the payment date at least equal to the maximum amount owed. The Company recorded a special charge of $83,226 related to this transaction. During 2000, the Company reassessed the future benefit of the services provided by US Airways under the Services Agreement between the two companies. As a result, the Company recorded a special charge of $19,725 and transferred $27,157 to GIO Services to provide for payment of the price-related obligation to US Airways in July 2002. The activities of GIO Services are strictly limited to payment of these Services Agreement obligations. As a result of these transactions, the Company has no further payment obligations to United Airlines and US Airways related to booking fee price increases under the Services Agreements.

     For the remainder of the ATS services agreement and all other Services Agreements, the Company continues to estimate the probable future liabilities based on an evaluation of the likelihood that the revenue goals required under the terms of these agreements will be met. The Company ratably records these liabilities over the remaining contract periods. The Company does not expect to incur any liability related to the air segment growth component of the ATS, Traviswiss, or Galileo Canada Services Agreements. At December 31, 2000 and 1999, the estimated liability related to the Services Agreements was $18,578 and $13,874, respectively, and is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

     In connection with the 1998 acquisition of Shepherd Systems, the Company is contractually required to make additional payments up to an aggregate of $5,040 due ratably over five years, based on a calculation of the relevant calendar year's annual cash flow of Shepherd Systems. Accordingly, in 1998 the Company recorded a contingent liability for the additional payments which was accounted for as part of the purchase price. At December 31, 1999 the liability related to these payments was included in other noncurrent liabilities. During 2000, based upon an analysis of Shepherd Systems' historical and projected cash flow  results,  the Company  determined  that no payments will be required.
Accordingly, the contingent liability was written off against the acquisition-related goodwill of Shepherd Systems.

10.   STOCKHOLDERS' EQUITY

Common Stock

     Each share of Common Stock entitles the holder thereof to one vote in elections of independent and management directors and all other matters submitted to a vote of stockholders. Each share also has an equal and ratable right to receive dividends paid from the Company's assets, when and if declared by the Board of Directors.

Special Voting Preferred Stock

     The Company's Special Voting Preferred Stock (the "Special Preferred") permits, under certain circumstances, each holder of a share of Special Preferred to elect one director to the Company's Board of Directors, provided certain Common Stock ownership thresholds are met. The Special Preferred shares do not provide the holder with any further stockholder voting privileges nor does the holder receive dividends on such shares. In the event of liquidation, dissolution or winding-up of the Company, holders of the Special Preferred are entitled to $100 per share, but holders are not entitled to any further payment. Substantial restrictions exist as to the transferability of the Special Preferred shares by the holders.

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

Common Stock Held in Treasury

     During 2000, the Board of Directors of the Company authorized an additional $250,000 share repurchase program. The Company began purchasing shares under this program after completion of a $750,000 program which had been authorized in 1999. Repurchased shares are held in treasury for the purpose of providing available shares for possible resale in future public or private offerings, and for other general corporate purposes. The purchases are funded through the Company's available working capital and borrowing facilities. The amount, timing and price of any repurchases of the Company's Common Stock depends on market conditions and other factors. The Company repurchased a total of 7,402,948 and 14,869,500 of its shares at a cost of $154,640 and $635,523 during the years ended December 31, 2000 and 1999, respectively.

     Also during 2000, the Company issued 5,499,630 shares of Common Stock, previously held in treasury, in connection with its acquisition of TRIP.com. These treasury shares had a fair value of $98,925 and an accumulated cost of $226,842. As of December 31, 2000 and 1999, the Company held a total of 16,920,719 and 15,038,600 shares in treasury, respectively.

Stock-Based Compensation

     During 1999, the Company adopted the 1999 Equity and Performance Incentive Plan (the "1999 Plan") to attract and retain officers and other key employees of the Company and to award such persons with incentives and rewards for superior performance. The 1999 Plan provides for the grant of Common Stock in the form of stock options, stock appreciation rights, stock awards or such other forms as determined to be consistent with the purposes of the 1999 Plan. The 1999 Plan superceded and replaced the 1997 Stock Incentive Plan. Options outstanding under these two plans have been granted at prices which are either equal to or above the market value of the stock on the date of the grant, vest over a three- or five-year period, and expire nine or ten years after the grant date.

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

     In connection with its acquisition of TRIP.com, in March 2000 the Company converted existing options to acquire 1,244,725 shares of TRIP.com common stock into 1,073,331 options to acquire Common Stock of the Company. The Converted Options were granted with exercise prices ranging from $0.16 to $19.71 and had a weighted average remaining vesting period of 3.25 years. On the date of grant, the Converted Options had an estimated aggregate fair value of $10,879 which was recorded as part of the purchase price of the TRIP.com acquisition. The estimated fair value was obtained by using the Black-Scholes option pricing model with the following assumptions: expected term of 4.25 years, expected volatility of 40.0%, expected dividend yield of 1.0%, and a risk-free interest rate of 6.0%. The Company's Common Stock had an approximate market value of $18.00 per share on the date the Converted Options were granted.

     During 2000, the Company adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan provides eligible employees with the opportunity to purchase shares of Common Stock at a 15% discount from fair market value pursuant to a payroll deduction program, based on offering periods consisting of each calendar quarter. The number of shares of Common Stock available for issuance under the Stock Purchase Plan is 500,000 and may be authorized but unissued shares, treasury shares or any combination thereof. As of December 31, 2000, the Company had issued 21,199 shares of Common Stock under the Stock Purchase Plan.

     During 1998, the Company's Board of Directors approved the issuance of 97,900 shares of restricted Common Stock to the Company's President and Chief Executive Officer. Half of these shares vest in equal installments over a five-year period from the date of grant and the remaining shares vest in equal installments over a four-year period beginning one year from the date of grant. During 2000, vested shares of restricted stock totaling 31,818 were converted into an equal number of shares of Common Stock.

During 2000, 1999, and 1998, $798, $798, and $433, respectively, of compensation cost for restricted shares was recognized in the consolidated financial statements.

     During 2000, 1999, and 1998, stock appreciation rights totaling 47,600, 1,500, and 34,550, respectively, were granted under the 1999 and 1997 Plans. The weighted average fair value on the grant date for the stock appreciation rights granted in 2000, 1999 and 1998 were $10.35, $11.75 and $14.54. Compensation cost for stock appreciation rights of zero, $(53), and $57 was recognized in the consolidated financial statements for the years ended December 31, 2000, 1999, and 1998, respectively.

     Stock option activity during 2000, 1999, and 1998 is as follows (number of shares in thousands):

                                                2000                     1999                     1998
                                        ----------------------  ----------------------   -----------------------
                                        Number     Weighted     Number      Weighted     Number      Weighted
                                          of       Average        of        Average        of        Average
                                        Shares  Exercise Price  Shares  Exercise Price   Shares   Exercise Price
                                        ------  --------------  ------  --------------   ------   --------------

Outstanding at January 1                 2,893       $ 37.45     2,824       $ 35.51      1,064      $ 25.40
Granted- TRIP.com acquisition            1,073         10.29         -             -          -            -
Granted- all other                       1,662         24.43       451         48.02      1,889        40.75
Exercised                                 (195)         2.59      (107)        30.34        (33)       24.57
Forfeited                                 (969)        27.17      (275)        37.52        (96)       30.56
Expired                                      -             -         -             -          -            -
                                         -----                   -----                    -----
Outstanding at December 31               4,464       $ 29.82     2,893       $ 37.45      2,824      $ 35.51
                                         =====                   =====                    =====

Exercisable at December 31               1,513         34.85       884         34.44        188        24.76

Weighted average fair value of
 options granted during the year:
        Upon TRIP.com acquisition                    $ 10.14                 $   -                   $   -
        All other grants                               10.31                   19.52                   14.53


     The following table summarizes information about stock options outstanding at December 31, 2000 (number of shares in thousands):

                          Options Outstanding                       Options Exercisable
                ---------------------------------------------   --------------------------
                                 Weighted
   Range of                      Average          Weighted                     Weighted
   Exercise      Number         Remaining         Average         Number       Average
    Prices      of Shares    Contractual Life  Exercise Price   of Shares   Exercise Price
    ------      ---------    ----------------  --------------   ---------   --------------

$0.16 to $12          246         8.2              $  3.69             53        $  6.00
$17 to $25          2,335         8.8                23.90            405          24.50
$28 to $38            245         6.7                28.81            121          29.35
$40 to $46          1,291         7.5                40.78            817          40.78
$48 to $55            347         8.5                48.10            117          48.14
                    -----                                           -----
                    4,464         8.3              $ 29.82          1,513        $ 34.85
                    =====                                           =====


     The Company applies APB Opinion No. 25 in accounting for its stock-based compensation plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. The following table presents pro forma information had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":

                                                 2000       1999      1998
                                               ---------  --------- ---------
Valuation assumptions:
     Expected option term (years)                   5.0        5.0       5.0
     Expected volatility                          40.0%      40.0%     35.0%
     Expected dividend yield                       1.0%       1.0%      1.0%
     Risk-free interest rate                       7.0%       6.0%      5.0%

Pro forma effects (1):
     Net income as reported                    $ 148,889  $ 218,208 $ 195,614
     Pro forma effect                            (9,003)    (7,328)   (4,118)
                                               ---------  --------- ---------
     Net income as adjusted                    $ 139,886  $ 210,880 $ 191,496
                                               =========  ========= =========

     Basic earnings per share as adjusted      $   1.55   $  2.15   $   1.83
                                               =========  ========= =========

     Diluted earnings per share as adjusted    $   1.55   $  2.13   $   1.82
                                               =========  ========= =========

(1)  Estimated using Black-Scholes option pricing model.


     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

11.   SUPPLEMENTAL INFORMATION

     Supplemental cash flow information and noncash investing and financing activities are as follows:

                                                      2000         1999       1998
                                                   -----------  ---------- ----------
Supplemental cash flow information
     Cash paid during the period for:
       Interest                                      $ 53,612    $ 11,471   $ 11,994
       Income taxes                                   114,862     148,300    123,508

Supplemental noncash investing and financing
activities
     Capital lease obligations and accounts
       payable from acquisition of equipment         $ 30,298    $  8,394   $    901


12.   BUSINESS AND CREDIT CONCENTRATIONS

     The Company derives substantially all of its revenues from the travel industry. Accordingly, events affecting the travel industry, particularly airline travel and participating airlines, can significantly affect the Company's business, financial condition and results of operations.

     United Airlines is the largest single travel supplier utilizing the Company's systems, generating revenues that accounted for approximately 12% of total revenues in 2000. No other travel supplier accounted for 10% or more of the Company's revenues in 2000.

     Travel agencies are the primary channel of distribution for the services offered by travel vendors. Bookings generated by the Company's five largest travel agency customers constituted 22% of the bookings made through the Company's systems in 2000. If the Company were to lose and not replace the bookings generated by any significant travel agencies, its business, financial condition and results of operations could be materially adversely affected.

13.  GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

     The Company's business is divided into operating segments, defined as components of an enterprise about which discrete financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company's chief operating decision maker is the Chairman, President and Chief Executive Officer. The Company has identified three operating segments based on similarities in products, services and customers: electronic global distribution services, information services and enterprise networking services. However, based on the quantitative thresholds in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," electronic global distribution services is the Company's only reportable segment as of December 31, 2000, 1999 and 1998.

     Data relating to the Company's operations by geographic area is set forth below:

                       United States  United Kingdom     Other
                         Market          Market         Markets        Total
                       -----------    -------------   ------------   ----------

2000
----
Revenues                $ 605,838        $ 161,307     $ 794,319   $ 1,561,464
Identifiable assets       181,842            9,841        18,994       210,677

1999
----
Revenues                $ 603,776        $ 126,169     $ 722,156   $ 1,452,101
Identifiable assets       165,990            1,163        23,724       190,877

1998
----
Revenues                $ 588,312        $ 114,182     $ 640,211   $ 1,342,705
Identifiable assets       162,912            7,258        24,799       194,969



     Revenues consist of electronic global distribution revenues only. The location of the travel agent making the booking determines the geographic region credited with the related revenues. The United Kingdom is the only country outside the United States that contributed more than 10% of revenues or had more than 10% of the identifiable assets in any of the years presented. Providing geographic area data for information services revenues and enterprise networking services would be impracticable.

14.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following tables set forth an unaudited summary of quarterly financial data (in thousands, except share data) for the years ended December 31, 2000 and 1999. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, reflects all adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for a full fiscal year.

                                                     2000
                                                     ----
                                  First       Second       Third       Fourth
                                 Quarter      Quarter     Quarter     Quarter
                                 -------      -------     -------     -------
Total revenues                  $ 440,738   $ 425,344    $ 405,935   $ 371,281
Operating expenses                341,463     330,789      323,622     319,786
Operating income                   99,275      94,555       82,313      51,495
Net income                         47,400      43,160       37,899      20,430
Basic earnings per share             0.52        0.47         0.42        0.23
Diluted earnings per share           0.52        0.47         0.42        0.23

                                                     1999
                                                     ----
                                  First       Second       Third       Fourth
                                 Quarter      Quarter     Quarter     Quarter
                                 -------      -------     -------     -------
Total revenues                  $ 403,991   $ 398,822    $ 384,692   $ 338,597
Operating expenses                283,175     294,807      288,120     347,098
Operating income (loss)           120,816     104,015       96,572      (8,501)
Net income                         78,006      62,249       54,248      23,705
Basic earnings per share             0.75        0.60         0.58        0.26
Diluted earnings per share           0.74        0.59         0.58        0.26


     The Company typically experiences a seasonal pattern in its operating results, with the fourth quarter typically having the lowest total revenues and operating income due to early bookings by customers for holiday travel and due to a decrease in business travel during the holiday season.

     In the first quarter of 2000, the Company recognized a $19,725 ($11,046 after tax) special charge related to the extinguishment of a portion of its liability arising from a services agreement with US Airways, and a $7,000 (non-tax deductible) special charge to write off in-process research and development costs related to the TRIP.com acquisition. In the third quarter of 2000, the Company recognized a $1,736 special charge ($972 after tax) related to the integration of Galileo UK. (See Note 9 and Note 4, respectively, for further discussion.) The fourth quarter of 2000 includes the retroactive impact ($4,512) of a 1.9 percentage point decrease in the Company's 2000 effective tax rate recorded during the quarter.

     In the fourth quarter of 1999, the Company recognized an $83,226 ($50,269 after tax) special charge to extinguish the price-increase component of its liability arising from its services agreement with United Airlines, and an $11,359 ($6,861 after tax) recovery of expenses previously reserved for the realignment of its United Kingdom operations. (See Note 9 and Note 4, respectively, for further discussion.)

     Earnings per share amounts for each quarter are required to be computed independently and, as a result, their sum does not equal the total year earnings per share amounts for 2000 and 1999.

15.   SUBSEQUENT EVENTS

     On February 22, 2001, the Board of Directors of the Company declared a dividend distribution of one right (a "Right") for each share of Common Stock of the Company outstanding at the close of business on March 8, 2001 (the "Record Date"), pursuant to the terms of a Rights Agreement, dated as of February 22, 2001 (the "Rights Agreement"). The Rights Agreement also provides, subject to specified exceptions and limitations, that shares of Common Stock issued or delivered from the Company's treasury after the Record Date will be entitled to and accompanied by Rights. The Rights are in all respects subject to and governed by the provisions of the Rights Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the information set forth under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders, to be filed on or before April 13, 2001. Information regarding "Executive Officers" is included in Item 1 under the heading "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference is the information set forth under the heading "Executive Compensation" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders, to be filed on or before April 13, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the information set forth under the headings "Voting Rights", "Principal Holders of Securities" and "Ownership of Common Stock by Directors and Executive Officers" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders, to be filed on or before April 13, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference is the information set forth under the heading "Certain Relationships and Related Transactions" in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders, to be filed on or before April 13, 2001.

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

2.3     General  Share   Purchase   Agreement   among   Koninklijke   Luchtvaart
        Maatschappij N.V., Galileo Nederland B.V. and Galileo International Partnership (1)

2.4     Merger  Agreement  among  Galileo  International  Partnership,   Galileo
        International, L.L.C. and Galileo International, Inc. (2)

2.5 Merger Agreement by and among Galileo International, Inc., Galileo Acquisition Co. and Trip.com, Inc. (14)

3.1     Restated Certificate of Incorporation of Galileo International, Inc. (2)

3.2     Restated By-Laws of Galileo International, Inc., as amended

4.1 Registration Rights Agreement among Galileo International, Inc., Covia LLC., USAM Corp., RESNET Holdings, Inc., Distribution Systems Inc., Roscor A.G., Travel Industry Systems B.V., Retford Limited, Racom Teledata S.p.A., Travidata Inc., Olynet Inc. and Coporga, Inc. (2)

4.2     Specimen Certificate representing Common Stock (1)

4.3 Rights Agreement, dated as of February 22, 2001, by and between Galileo International, Inc. and LaSalle Bank National Association, as rights agent (including Form of Certificate of Designation of Series H Junior Participating Preferred Stock, Form of Right Certificate and Summary of Rights to Purchase Preferred Stock as exhibits thereto) (19)

10.1 Stockholders' Agreement among Galileo International, Inc., certain of its Stockholders and certain related parties of such Stockholders (2)
            (a)   First Amendment to Stockholders' Agreement (14)
            (b)   Second Amendment to Stockholders' Agreement (15)

10.2    Amended   and   Restated   Non-Competition   Agreement   among   Galileo
        International, Inc., Galileo International, L.L.C., and United Air Lines, Inc., UAL Corporation, Covia LLC, Air Wisconsin, Inc. and Air Wis Services, Inc. together with Schedule 1 indicating other substantially similar agreements (2) (13)

10.3 Rights Waiver Agreement between SAirGroup and Galileo International Partnership (2)

10.4    Credit Agreements:
        (a) Amended and Restated $200,000,000 364-Day Credit Agreement (12)
        (b) $400,000,000 Five-Year Credit Agreement (2)
            (i) Assignment and Assumption Agreement (4)
            (ii) Amendment No. 1 (4)
            (iii) Amendment No. 2 (6)
            (iv) Amendment No. 3 (7)
            (v) Amendment No. 4 (11) (vi) Amendment No. 5 (12)
            (vii) Amendment No. 6 (16)
        (c) Galileo Canada ULC $34,391,917 Credit Agreement (6)
            (i) Amendment No. 1 (12)
        (d)  $200,000,000  16-Month  Credit  Agreement dated as of March 8, 2000
            (15)
        (e) $500,000,000 Credit Agreement Dated April 13, 2000 (16)

10.5    Galileo International, Inc. Guaranty (6)
        (a) Amendment No. 1 (11)
        (b) Amendment No. 2 (11)
        (c) Amendment No. 3 (12)
        (d) Amendment No. 4 (16)

10.6    Hillmead Underlease (1)

10.7    Underlease,   dated  1996,   between  The  Galileo  Company  and  Lucent
        Technologies Network Systems UK Limited (1)

10.8 Lease, dated March 1, 1994, between St. Martins Property Investments Limited and The Galileo Company (1)

10.9    Englewood, Colorado Office Lease, dated April 18, 1988 (1)
        (a) First Amendment to Englewood, Colorado Office Lease, dated June 23, 1988 (1)

10.10   Rosemont Office Lease, dated March 31, 1995 (1)

        (a) Letter Agreement dated as of May 12, 1995, amending Rosemont Office Lease dated March 31, 1995 (15)
        (b) First Amendment dated as of September 19, 1995 to Rosemont Office Lease dated March 31, 1995, as amended (15)
        (c) First Amendment dated as of October 30, 1997 to Rosemont Office Lease dated March 31, 1995, as amended (15)
        (d) Second Amendment dated as of March 3, 1999 to Rosemont Office Lease dated March 31, 1995, as amended (15)
        (e) Letter dated March 22, 1999 to exercise option to expand leased property under Rosemont Office Lease dated March 31, 1995, as amended (15)
        (f) Third Amendment dated as of April 1, 1999 to Rosemont Office Lease dated March 31, 1995, as amended (15)

10.11   Windsor, England Office Agreement for Lease, dated June 2, 1999 (11)
        (a) Annex No. 1 (12)

10.12 Term Lease Master Agreement dated May 9, 1988, between IBM Credit Corporation and Covia Partnership (1)

10.13 Master Lease Agreement, dated November 11, 1988, between Comdisco, Inc. and Covia Partnership (1)

10.14 Software License Agreement, dated August 1, 1994 between Allen Systems Group, Inc. and Galileo International (1)

10.15 Program Product Master License Agreement between Candle Corporation and Galileo International Partnership (1)
        (a) Addendum No. 4 to Program Product Master License Agreement (9)
        (b) Addendum No. 1 to Program Product Master License Agreement (14)
        (c) Addendum No. 2 to Program Product Master License Agreement (14)
        (d) Addendum No. 3 to Program Product Master License Agreement (14)

10.16 Foundation License Addendum to Order Form between Galileo International and Computer Associates International, Inc. (1)
        (a) Amendment No. 1 to the Addendum to Order Form (7)
        (b) Amendment No. 2 to the Addendum to Order Form (14)

10.17 Software License Agreement and Addendum, dated August 19, 1994, between Sterling Software (U.S.A.), Inc. and Galileo International (1)
        (a) Product Schedule to Software License Agreement and Addendum (9)
        (b) Addendum No. 1 to Product Schedule (9)

10.18 Master Agreement for MCI Enhanced Services, dated February 14, 1996, between MCI Telecommunications Corporation and Galileo International Partnership (1)
        (a) Second Amendment to the Master  Agreement for MCI Enhanced  Services
            (4)
        (b) Amendment Number Three to Master Agreement for Enhanced Services (4)

10.19 Agreement for the Provision of Telecommunication Services between Societe Internationale de Telecommunications Aeronautiques and Galileo International, L.L.C. (14) (20)

10.20   Form of Galileo  International  Distributor  Sales and Service Agreement
        (1)

10.21   Form of Global Airline Distribution Agreement (1)

10.22 Agreement for the Provision of Services between The Galileo Company and Galileo International Partnership (1)

10.23   AT&T OneNet Contract dated December 28, 1998 (7)
        (a) Amendment dated August 11, 2000

10.24   AT&T Contract Tariff Order (6)
        (a) Amendment No. 1 dated May 22, 1999 (14)
        (b) Amendment No. 2 dated July 29, 1999 (14)
        (c) Amendment No. 3 dated April 13, 2000
        (d) Amendment No. 4 dated August 11, 2000
        (e) Amendment No. 5 dated September 1, 2000 (18)

10.25 Network Services Agreement, dated as of October 1, 2000, between Quantitude, Inc. and Galileo International, L.L.C. (13)

10.26 Contribution and Assumption Agreement dated as of December 30, 1999 between Galileo International, L.L.C. and GIO Services, L.L.C. (15)

10.27 Pledge and Security Agreement dated as of December 30, 1999 by and among GIO Services, L.L.C., United Airlines, Inc. and Bank of America, N.A.
        (15)

10.28 Contribution and Assumption Agreement dated as of March 31, 2000 between Galileo International, L.L.C., and GIO Services, L.L.C. (15)

10.29 Pledge and Security Agreement dated as of December 30, 1999 by and among GIO Services, L.L.C., US Airways, Inc. and Bank of America, N.A. (15)

10.30   Software  Development and License  Agreement,  dated as of July 5, 2000,
        between   Galileo   International,   L.L.C.,   Electronic  Data  Systems
        Corporation and EDS Information Services L.L.C. (18) (13)

*10.32  Galileo International Severance Plan

*10.33  Galileo International Savings and Investment Plan (1)
        (a) First Amendment to the Galileo International Savings and Investment Plan effective January 1, 1995 (8)
        (b) Second Amendment to the Galileo International Savings and Investment Plan effective December 31, 1997 (8)
        (c) Third Amendment to the Galileo International Savings and Investment Plan effective February 1, 1999 (8)
        (d) Fourth Amendment to the Galileo International Savings and Investment Plan effective January 1, 2000

*10.34  Galileo International Car Policy (1)

*10.35  Galileo Retirement and Death Benefit Scheme (1)

*10.36  Galileo International Employee Pension Plan

*10.37  Galileo International Flextrack Benefits Plan

*10.38  Galileo International Retiree Medical Plan

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

*10.44  Employment Agreement of James E. Barlett dated February 23, 2000 (15)

*10.45  Form of Senior [and Executive] Vice President Employment Agreement (11)

*10.46  Travel Accident Insurance Plan (7)
        (a) Plan specific for Asia, the Americas and Pacific (7)
        (b) Plan specific for Africa, Europe and the Middle East (7)

*10.47  Galileo International Management Incentive Plan 1998 Plan Summary (6)

*10.48 Form of Non-Qualified Stock Option Agreement [Standard Form - Executive Group) (12)

*10.49  Form  of  Non-Qualified   Stock  Option   Agreement   [Standard  Form  -
        Non-Executive Group] (12)

*10.54  Galileo International Management Incentive Plan 1999 Plan Summary (15)

*10.55  Galileo International Management Incentive Plan - 2000 Plan Summary (16)
        (a) Galileo International Management Incentive Plan - 2000 Plan Summary, as amended (18)

*10.56  Galileo International, Inc. Employee Stock Purchase Plan (17)

*10.57  Restricted Stock Agreement of James E. Barlett

*10.58   Galileo International Dependent Care Plan

11.1    Computation of Per Share Earnings

21.1    Subsidiaries of the Registrant

23.1    Consent of KPMG LLP

24.1    Power of Attorney

99      Risk Factors

(1)         Incorporated by reference to Exhibits 2.3, 4.2, 10.11 through 10.13,
            10.15  through  10.23,  10.29,  10.37 through  10.39,  10.31 through
            10.36, 10.40, 10.42 and 10.44 to the Company's Registration Statement on Form S-1, including all amendments (Registration No. 333-27495).

(2) Incorporated by reference to Exhibits 2.1, 2.2, 2.4, 3.1, 4.1, 10.1, 10.5, 10.8 and 10.10 to the Company's Form 10-Q for the quarterly period ended June 30, 1997.

(3) Incorporated by reference to Exhibit 10.43 to the Company's Form 10-Q for the quarterly period ended September 30, 1997.

(4) Incorporated by reference to Exhibit 10.10 and 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5)         Incorporated  by reference to Exhibit 4.3 to the Company's Form S-8
            Registration  Statement   filed  June  1,  1998  (Registration   No.
            333-55767)

(6)         Incorporated  by reference to Exhibits 10.2,  10.4,  10.5,  10.3 and
            10.6 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.

(7) Incorporated by reference to Exhibit 10.8, 10.21, 10.31, and 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

(10) Incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement filed April 30, 1999 (Registration No. 333-77421).

(11)        Incorporated  by reference to Exhibits 10.5,  10.2,  10.3,  10.1 and
            10.6 to the Company's Form 10-Q for the quarterly period ended June 30, 1999.

(12)        Incorporated by reference to Exhibits 10.4,  10.5, 10.2, 10.3, 10.1,
            10.6 and 10.7 to the Company's Form 10-Q for the quarterly period ended September 30, 1999.

(13)        Portions of this Exhibit have been omitted pursuant to a request for
            confidential   treatment.   The  omitted  material  has  been  filed
            separately with the Securities and Exchange Commission.

(14)        Incorporated  by reference to Exhibits  10.8,  10.1,  10.20,  10.21,
            10.24 and 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(15) Incorporated by reference to Exhibits 10.1, 10.6 through 10.12, 10.2 through 10.5, 10.13 and 10.14 to the Company's Form 10-Q for the quarterly period ended March 31, 2000.

(16) Incorporated by reference to Exhibits 10.3, 10.2, 10.1 and 10.4 to the Company's Form 10-Q for the quarterly period ended June 30, 2000.

(17)        Incorporated by reference to Exhibit 4.1 to the  Company's  Form S-8
            Registration  Statement   filed  June  29,  2000  (Registration  No.
            333-40378).

(18) Incorporated by reference to Exhibits 10.3, 10.2 and 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 2000.

(19)        Incorporated   by  reference   to  Exhibit  4.1  to  the   Company's
            Registration Statement on Form 8-A filed February 23, 2001.

(20) Confidential treatment was granted as to omitted portions of this Exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.

* Management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K

The Company filed three reports on Form 8-K with the Securities and Exchange Commission during the quarter ended December 31, 2000. In a report dated October 20, 2000, the Company reported that on October 19, 2000 its Board of Directors authorized management to explore strategic alternatives to maximize shareholder value. In a report dated November 3, 2000, the Company reported that its Board of Directors had selected J. P. Morgan Chase & Co. as its financial advisor to explore and evaluate strategic alternatives designed to maximize shareholder value. In a report dated December 13, 2000, the Company reported the appointment of LaSalle Bank National Association of Chicago as the Company's new transfer agent.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2001.

                                          GALILEO INTERNATIONAL, INC.

                                          By:   /s/ James E. Barlett
                                                ------------------------------
                                                James E. Barlett, Chairman,
                                                President and Chief Executive
                                                Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                                Date
---------                -----                                ----



/s/ James E. Barlett     Chairman, President and Chief        March 13, 2001
--------------------     Executive Officer (principal
James E. Barlett         executive officer)



/s/ Cheryl Ballenger     Director, Executive Vice President,  March 13, 2001
--------------------     Chief Financial Officer and
Cheryl Ballenger         Treasurer (principal financial and
                         accounting officer)

/s/ Anthony C. Swanagan  Director, Senior Vice President,     March 13, 2001
-----------------------  General Counsel and Secretary
Anthony C. Swanagan

*____________
Graham W. Atkinson       Director                             March 13, 2001

*____________
Wim Dik                  Director                             March 13, 2001

*____________
Mina Gouran              Director                             March 13, 2001

*____________
Matthew Miau             Director                             March 13, 2001

*____________
Georges P. Schorderet    Director                             March 13, 2001

*____________
Andrew P. Studdert       Director                             March 13, 2001

*____________
Kenneth Whipple          Director                             March 13, 2001


*By: /s/ Anthony C. Swanagan                                  March 13, 2001
----------------------------
Anthony C. Swanagan,
As Attorney-In-Fact

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

2.3     General  Share   Purchase   Agreement   among   Koninklijke   Luchtvaart
        Maatschappij N.V., Galileo Nederland B.V. and Galileo International Partnership (1)

2.4     Merger  Agreement  among  Galileo  International  Partnership,   Galileo
        International, L.L.C. and Galileo International, Inc. (2)

2.5 Merger Agreement by and among Galileo International, Inc., Galileo Acquisition Co. and Trip.com, Inc. (14)

3.1     Restated Certificate of Incorporation of Galileo International, Inc. (2)

3.2     Restated By-Laws of Galileo International, Inc., as amended

4.1 Registration Rights Agreement among Galileo International, Inc., Covia LLC., USAM Corp., RESNET Holdings, Inc., Distribution Systems Inc., Roscor A.G., Travel Industry Systems B.V., Retford Limited, Racom Teledata S.p.A., Travidata Inc., Olynet Inc. and Coporga, Inc. (2)

4.2     Specimen Certificate representing Common Stock (1)

4.3 Rights Agreement, dated as of February 22, 2001, by and between Galileo International, Inc. and LaSalle Bank National Association, as rights agent (including Form of Certificate of Designation of Series H Junior Participating Preferred Stock, Form of Right Certificate and Summary of Rights to Purchase Preferred Stock as exhibits thereto) (19)

10.1 Stockholders' Agreement among Galileo International, Inc., certain of its Stockholders and certain related parties of such Stockholders (2)
            (a)   First Amendment to Stockholders' Agreement (14)
            (b)   Second Amendment to Stockholders' Agreement (15)

10.2    Amended   and   Restated   Non-Competition   Agreement   among   Galileo
        International, Inc., Galileo International, L.L.C., and United Air Lines, Inc., UAL Corporation, Covia LLC, Air Wisconsin, Inc. and Air Wis Services, Inc. together with Schedule 1 indicating other substantially similar agreements (2) (13)

10.3 Rights Waiver Agreement between SAirGroup and Galileo International Partnership (2)

10.4    Credit Agreements:
        (a) Amended and Restated $200,000,000 364-Day Credit Agreement (12)
        (b) $400,000,000 Five-Year Credit Agreement (2)
            (i) Assignment and Assumption Agreement (4)
            (ii) Amendment No. 1 (4)
            (iii) Amendment No. 2 (6)
            (iv) Amendment No. 3 (7)
            (v) Amendment No. 4 (11) (vi) Amendment No. 5 (12)
            (vii) Amendment No. 6 (16)
        (c) Galileo Canada ULC $34,391,917 Credit Agreement (6)
            (i) Amendment No. 1 (12)
        (d)  $200,000,000  16-Month  Credit  Agreement dated as of March 8, 2000
            (15)
        (e) $500,000,000 Credit Agreement Dated April 13, 2000 (16)

10.5    Galileo International, Inc. Guaranty (6)
        (a) Amendment No. 1 (11)
        (b) Amendment No. 2 (11)
        (c) Amendment No. 3 (12)
        (d) Amendment No. 4 (16)

10.6    Hillmead Underlease (1)

10.7    Underlease,   dated  1996,   between  The  Galileo  Company  and  Lucent
        Technologies Network Systems UK Limited (1)

10.8 Lease, dated March 1, 1994, between St. Martins Property Investments Limited and The Galileo Company (1)

10.9    Englewood, Colorado Office Lease, dated April 18, 1988 (1)
        (a) First Amendment to Englewood, Colorado Office Lease, dated June 23, 1988 (1)

10.10   Rosemont Office Lease, dated March 31, 1995 (1)

        (a) Letter Agreement dated as of May 12, 1995, amending Rosemont Office Lease dated March 31, 1995 (15)
        (b) First Amendment dated as of September 19, 1995 to Rosemont Office Lease dated March 31, 1995, as amended (15)
        (c) First Amendment dated as of October 30, 1997 to Rosemont Office Lease dated March 31, 1995, as amended (15)
        (d) Second Amendment dated as of March 3, 1999 to Rosemont Office Lease dated March 31, 1995, as amended (15)
        (e) Letter dated March 22, 1999 to exercise option to expand leased property under Rosemont Office Lease dated March 31, 1995, as amended (15)
        (f) Third Amendment dated as of April 1, 1999 to Rosemont Office Lease dated March 31, 1995, as amended (15)

10.11   Windsor, England Office Agreement for Lease, dated June 2, 1999 (11)
        (a) Annex No. 1 (12)

10.12 Term Lease Master Agreement dated May 9, 1988, between IBM Credit Corporation and Covia Partnership (1)

10.13 Master Lease Agreement, dated November 11, 1988, between Comdisco, Inc. and Covia Partnership (1)

10.14 Software License Agreement, dated August 1, 1994 between Allen Systems Group, Inc. and Galileo International (1)

10.15 Program Product Master License Agreement between Candle Corporation and Galileo International Partnership (1)
        (a) Addendum No. 4 to Program Product Master License Agreement (9)
        (b) Addendum No. 1 to Program Product Master License Agreement (14)
        (c) Addendum No. 2 to Program Product Master License Agreement (14)
        (d) Addendum No. 3 to Program Product Master License Agreement (14)

10.16 Foundation License Addendum to Order Form between Galileo International and Computer Associates International, Inc. (1)
        (a) Amendment No. 1 to the Addendum to Order Form (7)
        (b) Amendment No. 2 to the Addendum to Order Form (14)

10.17 Software License Agreement and Addendum, dated August 19, 1994, between Sterling Software (U.S.A.), Inc. and Galileo International (1)
        (a) Product Schedule to Software License Agreement and Addendum (9)
        (b) Addendum No. 1 to Product Schedule (9)

10.18 Master Agreement for MCI Enhanced Services, dated February 14, 1996, between MCI Telecommunications Corporation and Galileo International Partnership (1)
        (a) Second Amendment to the Master  Agreement for MCI Enhanced  Services
            (4)
        (b) Amendment Number Three to Master Agreement for Enhanced Services (4)

10.19 Agreement for the Provision of Telecommunication Services between Societe Internationale de Telecommunications Aeronautiques and Galileo International, L.L.C. (14) (20)

10.20   Form of Galileo  International  Distributor  Sales and Service Agreement
        (1)

10.21   Form of Global Airline Distribution Agreement (1)

10.22 Agreement for the Provision of Services between The Galileo Company and Galileo International Partnership (1)

10.23   AT&T OneNet Contract dated December 28, 1998 (7)
        (a) Amendment dated August 11, 2000

10.24   AT&T Contract Tariff Order (6)
        (a) Amendment No. 1 dated May 22, 1999 (14)
        (b) Amendment No. 2 dated July 29, 1999 (14)
        (c) Amendment No. 3 dated April 13, 2000
        (d) Amendment No. 4 dated August 11, 2000
        (e) Amendment No. 5 dated September 1, 2000 (18)

10.25 Network Services Agreement, dated as of October 1, 2000, between Quantitude, Inc. and Galileo International, L.L.C. (13)

10.26 Contribution and Assumption Agreement dated as of December 30, 1999 between Galileo International, L.L.C. and GIO Services, L.L.C. (15)

10.27 Pledge and Security Agreement dated as of December 30, 1999 by and among GIO Services, L.L.C., United Airlines, Inc. and Bank of America, N.A.
        (15)

10.28 Contribution and Assumption Agreement dated as of March 31, 2000 between Galileo International, L.L.C., and GIO Services, L.L.C. (15)

10.29 Pledge and Security Agreement dated as of December 30, 1999 by and among GIO Services, L.L.C., US Airways, Inc. and Bank of America, N.A. (15)

10.30   Software  Development and License  Agreement,  dated as of July 5, 2000,
        between   Galileo   International,   L.L.C.,   Electronic  Data  Systems
        Corporation and EDS Information Services L.L.C. (18) (13)

*10.32  Galileo International Severance Plan

*10.33  Galileo International Savings and Investment Plan (1)
        (a) First Amendment to the Galileo International Savings and Investment Plan effective January 1, 1995 (8)
        (b) Second Amendment to the Galileo International Savings and Investment Plan effective December 31, 1997 (8)
        (c) Third Amendment to the Galileo International Savings and Investment Plan effective February 1, 1999 (8)
        (d) Fourth Amendment to the Galileo International Savings and Investment Plan effective January 1, 2000

*10.34  Galileo International Car Policy (1)

*10.35  Galileo Retirement and Death Benefit Scheme (1)

*10.36  Galileo International Employee Pension Plan

*10.37  Galileo International Flextrack Benefits Plan

*10.38  Galileo International Retiree Medical Plan

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

*10.44  Employment Agreement of James E. Barlett dated February 23, 2000 (15)

*10.45  Form of Senior [and Executive] Vice President Employment Agreement (11)

*10.46  Travel Accident Insurance Plan (7)
        (a) Plan specific for Asia, the Americas and Pacific (7)
        (b) Plan specific for Africa, Europe and the Middle East (7)

*10.47  Galileo International Management Incentive Plan 1998 Plan Summary (6)

*10.48 Form of Non-Qualified Stock Option Agreement [Standard Form - Executive Group) (12)

*10.49  Form  of  Non-Qualified   Stock  Option   Agreement   [Standard  Form  -
        Non-Executive Group] (12)

*10.54  Galileo International Management Incentive Plan 1999 Plan Summary (15)

*10.55  Galileo International Management Incentive Plan - 2000 Plan Summary (16)
        (a) Galileo International Management Incentive Plan - 2000 Plan Summary, as amended (18)

*10.56  Galileo International, Inc. Employee Stock Purchase Plan (17)

*10.57  Restricted Stock Agreement of James E. Barlett

*10.58   Galileo International Dependent Care Plan

11.1    Computation of Per Share Earnings

21.1    Subsidiaries of the Registrant

23.1    Consent of KPMG LLP

24.1    Power of Attorney

99      Risk Factors

(1)         Incorporated by reference to Exhibits 2.3, 4.2, 10.11 through 10.13,
            10.15  through  10.23,  10.29,  10.37 through  10.39,  10.31 through
            10.36, 10.40, 10.42 and 10.44 to the Company's Registration Statement on Form S-1, including all amendments (Registration No. 333-27495).

(2) Incorporated by reference to Exhibits 2.1, 2.2, 2.4, 3.1, 4.1, 10.1, 10.5, 10.8 and 10.10 to the Company's Form 10-Q for the quarterly period ended June 30, 1997.

(3) Incorporated by reference to Exhibit 10.43 to the Company's Form 10-Q for the quarterly period ended September 30, 1997.

(4) Incorporated by reference to Exhibit 10.10 and 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(5)         Incorporated  by reference to Exhibit 4.3 to the Company's Form S-8
            Registration  Statement   filed  June  1,  1998  (Registration   No.
            333-55767)

(6)         Incorporated  by reference to Exhibits 10.2,  10.4,  10.5,  10.3 and
            10.6 to the Company's Form 10-Q for the quarterly period ended June 30, 1998.

(7) Incorporated by reference to Exhibit 10.8, 10.21, 10.31, and 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

(10) Incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement filed April 30, 1999 (Registration No. 333-77421).

(11)        Incorporated  by reference to Exhibits 10.5,  10.2,  10.3,  10.1 and
            10.6 to the Company's Form 10-Q for the quarterly period ended June 30, 1999.

(12)        Incorporated by reference to Exhibits 10.4,  10.5, 10.2, 10.3, 10.1,
            10.6 and 10.7 to the Company's Form 10-Q for the quarterly period ended September 30, 1999.

(13)        Portions of this Exhibit have been omitted pursuant to a request for
            confidential   treatment.   The  omitted  material  has  been  filed
            separately with the Securities and Exchange Commission.

(14)        Incorporated  by reference to Exhibits  10.8,  10.1,  10.20,  10.21,
            10.24 and 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(15) Incorporated by reference to Exhibits 10.1, 10.6 through 10.12, 10.2 through 10.5, 10.13 and 10.14 to the Company's Form 10-Q for the quarterly period ended March 31, 2000.

(16) Incorporated by reference to Exhibits 10.3, 10.2, 10.1 and 10.4 to the Company's Form 10-Q for the quarterly period ended June 30, 2000.

(17)        Incorporated by reference to Exhibit 4.1 to the  Company's  Form S-8
            Registration  Statement   filed  June  29,  2000  (Registration  No.
            333-40378).

(18) Incorporated by reference to Exhibits 10.3, 10.2 and 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 2000.

(19)        Incorporated   by  reference   to  Exhibit  4.1  to  the   Company's
            Registration Statement on Form 8-A filed February 23, 2001.

(20) Confidential treatment was granted as to omitted portions of this Exhibit. The omitted material has been filed separately with the Securities and Exchange Commission.

* Management contract or compensatory plan or arrangement.

EXHIBIT 3.2

                                    RESTATED

                                     BY-LAWS

                                       OF

                      GALILEO INTERNATIONAL, INC.

                                    ARTICLE I

                                     OFFICES

            SECTION 1. Registered Office in Delaware. The address of the registered office of Galileo International, Inc. (hereinafter called the "Corporation") in the State of Delaware shall be Corporation Trust Center, 1209 Orange Street, in the City of Wilmington, County of New Castle, and the registered agent in charge thereof shall be The Corporation Trust Company.

            SECTION 2. Other Offices. The Corporation may have an office or offices at any other place or places within or without the State of Delaware.

                                   ARTICLE II

                            MEETINGS OF STOCKHOLDERS

            SECTION 1. Annual Meeting. The annual meeting of stockholders for the election of directors and for the transaction of such other business as may properly come before the meeting shall be held at such place within or without the State of Delaware, and at such date and hour, as shall be designated by the Board of Directors of the Corporation (the "Board") and set forth in the notice or in a duly executed waiver of notice thereof.

            SECTION 2. Special Meetings. A special meeting of the stockholders for any purpose or purposes may be called at any time by the Chairman of the Board, by the Chief Executive Officer of the Corporation or by a majority of the Board. A special meeting of stockholders of the Corporation may not be called by any other person or persons. Any such meeting shall be held at such place within or without the State of Delaware, and at such date and hour, as shall be designated in the notice or in a duly executed waiver of notice of such meeting.

            Only such business as is stated in the written notice of a special meeting may be acted upon thereat.

            SECTION 3. Notice of Meetings. Except as otherwise provided by law, written notice of each annual or special meeting of stockholders stating the place, date and hour of the meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is to be held, shall be given personally or by first class mail to each stockholder entitled to vote at such meeting, not less than 10 nor more than 60 calendar days before the date of the meeting. If mailed, such notice shall be deemed to be given when deposited in the United States mail, postage prepaid, directed to the stockholder at such stockholder's address as it appears on the records of the Corporation. If, prior to the time of mailing, the Secretary shall have received from any stockholder entitled to vote a written request that notices intended for such stockholder are to be mailed to an address other than the address that appears on the records of the Corporation, notices intended for such stockholder shall be mailed to the address designated in such request.

            Notice of a special meeting may be given by the person or persons calling the meeting, or, upon the written request of such person or persons, by the Secretary of the Corporation on behalf of such person or persons. If the person or persons calling a special meeting of stockholders give notice thereof, such person or persons shall forward a copy thereof to the Secretary. Every request to the Secretary for the giving of notice of a special meeting of stockholders shall state the purpose or purposes of such meeting.

            SECTION 4. Waiver of Notice. Notice of any annual or special meeting of stockholders need not be given to any stockholder entitled to vote at such meeting who files a written waiver of notice with the Secretary, duly executed by the person entitled to notice, whether before or after the meeting. Neither the business to be transacted at, nor the purpose of, any meeting of stockholders need be specified in any written waiver of notice. Attendance of a stockholder at a meeting, in person or by proxy, shall constitute a waiver of notice of such meeting, except as provided by law.

            SECTION 5. Adjournments. When a meeting is adjourned to another date, hour or place, notice need not be given of the adjourned meeting if the date, hour and place thereof are announced at the meeting at which the adjournment is taken. If the adjournment is for more than 30 calendar days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the adjourned meeting. At the adjourned meeting any business may be transacted which might have been transacted at the original meeting.

            When any meeting is convened the presiding officer, if directed by the Board, may adjourn the meeting if (a) no quorum is present for the transaction of business, or (b) the Board determines that adjournment is necessary or appropriate to enable the stockholders

(i) to consider fully information which the Board determines has not been made sufficiently or timely available to stockholders or (ii) otherwise to exercise effectively their voting rights.

            SECTION 6. Quorum. Except as otherwise provided by law or the Restated Certificate of Incorporation of the Corporation (the "Restated Certificate of Incorporation"), whenever a class of stock of the Corporation is entitled to vote as a separate class, or whenever classes of stock of the Corporation are entitled to vote together as a single class, on any matter brought before any meeting of the stockholders, whether annual or special, holders of shares entitled to cast a majority of the votes entitled to be cast by all the holders of the shares of stock of such class voting as a separate class, or classes voting together as a single class, as the case may be, outstanding and entitled to vote thereat, present in person or by proxy, shall constitute a quorum at any such meeting of the stockholders. If, however, such quorum shall not be present or represented at any such meeting of the stockholders, the stockholders entitled to vote thereat may adjourn the meeting from time to time in accordance with Section 5 of this Article II until a quorum shall be present or represented.

            SECTION 7. Voting. Unless otherwise provided in the Restated Certificate of Incorporation, each stockholder represented at a meeting of stockholders shall be entitled to cast one vote for each share of capital stock entitled to vote thereat held by such stockholder. Except as otherwise provided by law or the Restated Certificate of Incorporation or these Restated By-Laws, when a quorum is present with respect to any matter brought before any meeting of the stockholders, the vote of the holders of shares entitled to cast a majority of the votes entitled to be cast by all the holders of the shares constituting such quorum shall decide any such matter. Votes need not be by written ballot, unless the Board, in its discretion, or the officer of the Corporation presiding at a meeting of stockholders, in such officer's discretion, requires any vote or votes cast at such meeting to be cast by written ballot.

            SECTION 8. Proxies. Each stockholder entitled to vote at a meeting of stockholders may authorize another person or persons to act for such stockholder by proxy. Such proxy shall be filed with the Secretary before such meeting of stockholders at such time as the Board may require. No proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period.

            SECTION 9. Advance Notice of Business to Be Transacted at Annual Meetings. To be properly brought before the annual meeting of stockholders, business must be either (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board (or any duly authorized committee thereof), (b) otherwise properly brought before the meeting by or at the direction of the Board (or any duly authorized committee thereof) or (c) otherwise properly brought before the meeting by any stockholder of the Corporation (i) who is a stockholder of record on the date of the giving of the notice provided for in this Section 9 and on the record date for the determination of stockholders entitled to vote at such meeting and (ii) who complies with the notice procedures set forth in this Section 9. In addition to any other applicable requirements, including but not limited to the requirements of Rule 14a-8 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for business to be properly brought before an annual meeting by a stockholder, such stockholder must have given timely notice thereof in proper written form to the Secretary of the Corporation.

            To be timely, a stockholder's notice to the Secretary must be delivered to or mailed and received at the principal executive offices of the Corporation, not less than 60 days nor more than 90 days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within 30 days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the annual meeting is mailed or such public disclosure of the date of the annual meeting is made, whichever first occurs.

            To be in proper written form, a stockholder's notice to the Secretary must set forth as to each matter such stockholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (b) the name and record address of such stockholder, (c) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by such stockholder, together with evidence reasonably satisfactory to the Secretary of such beneficial ownership, (d) a description of all arrangements or understandings between such stockholder and any other person or persons (including their names) in connection with the proposal of such business by such stockholder and any material interest of such stockholder in such business and (e) a representation that such stockholder intends to appear in person or by proxy at the annual meeting to bring such business before the meeting.

            Notwithstanding anything in these Restated By-Laws to the contrary, no business shall be conducted at the annual meeting of stockholders except business brought before such meeting in accordance with the procedures set forth in this Section 9; provided, however, that, once business has been properly brought before such meeting in accordance with such procedures, nothing in this
Section 9 shall be deemed to preclude discussion by any stockholder of any such business. If the chairman of such meeting determines that business was not properly brought before the meeting in accordance with the foregoing procedures, the chairman shall declare to the meeting that the business was not properly brought before the meeting and such business shall not be transacted.

                                   ARTICLE III

                               BOARD OF DIRECTORS

            SECTION 1. General Powers. The property, business and affairs of the Corporation shall be managed by the Board, which may exercise all such powers of the Corporation and do all such lawful acts and things as are not by law or by the Restated Certificate of Incorporation directed or required to be exercised or done by the stockholders.



            SECTION 2. Number and Term of Directors Holding Office. Subject to the rights, if any, of holders of preferred stock of the Corporation, the Board shall consist of thirteen (13) members (including such directors as shall be elected by any series of special voting preferred stock of the Corporation) or such other number such number of members as shall be fixed from time to time by the Board in accordance with the provisions of the Stockholders' Agreement, dated as of July 30, 1997, among the Corporation and certain of its stockholders (as the same may be amended from time to time, the "Stockholders' Agreement"). The directors shall be divided into three classes, designated Class I, Class II and Class III. The Board shall, by resolution passed by a majority of the Board, designate the directors to serve as initial Class I, Class II and Class III directors upon filing of the Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. Except as provided in Section 5 of this Article III, and except as provided in the Restated Certificate of Incorporation, directors shall be elected by a plurality of the votes cast at annual meetings of stockholders, and each director so elected shall hold office as provided by Article VIII of the Restated Certificate of Incorporation. None of the directors need be stockholders of the Corporation.

            SECTION 3. Nomination of Directors and Advance Notice Thereof. Only persons who are nominated in accordance with the following procedures shall be eligible for election as directors of the Corporation, except as may be otherwise provided in the Restated Certificate of Incorporation with respect to the right of holders of preferred stock of the Corporation to nominate and elect a specified number of directors in certain circumstances. Nominations of persons for election to the Board may be made at any annual meeting of stockholders, or at any special meeting of stockholders called for the purpose of electing directors, (a) by or at the direction of the Board (or any duly authorized committee thereof) or (b) by any stockholder of the Corporation (i) who is a stockholder of record on the date of the giving of the notice provided for in this Section 3 and on the record date for the determination of stockholders entitled to vote at such meeting and (ii) who complies with the notice procedures set forth in this Section 3. In addition to any other applicable requirements, for a nomination to be made by a stockholder, such stockholder must have given timely notice thereof in proper written form to the Secretary of the Corporation.

            To be timely, a stockholder's notice to the Secretary must be delivered to or mailed and received at the principal executive offices of the Corporation (a) in the case of an annual meeting, not less than 60 days nor more than 90 days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within 30 days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the annual meeting is mailed or such public disclosure of the date of the annual meeting is made, whichever first occurs, or (b) in the case of a special meeting of stockholders called for the purpose of electing directors, not later than the close of business on the tenth day following the day on which notice of the date of the special meeting is mailed or public disclosure of the date of the special meeting is made, whichever first occurs.

            To  be in  proper  written  form,  a  stockholder's  notice  to  the
Secretary must set forth (a) as to each person whom the stockholder proposes to nominate for election as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by the person and (iv) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to
Section 14 of the Exchange Act and the rules and regulations promulgated thereunder; and (b) as to the stockholder giving the notice, (i) the name and record address of such stockholder, (ii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by such stockholder, together with evidence reasonably satisfactory to the Secretary of such beneficial ownership, (iii) a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder, (iv) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice and (v) any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section l4 of the Exchange Act and the rules and regulations promulgated thereunder. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.

            No person shall be eligible for election as a director of the Corporation unless nominated in accordance with the procedures set forth in this
Section 3, except as may be otherwise provided in the Restated Certificate of Incorporation with respect to the right of holders of preferred stock of the Corporation to nominate and elect a specified number of directors in certain circumstances. If the chairman of the meeting determines that a nomination was not made in accordance with the foregoing procedures, the chairman of the meeting shall declare to the meeting that the nomination was defective and such defective nomination shall be disregarded.

            SECTION 4. Resignation. Any director may resign at any time by giving written notice to the Board, the Chief Executive Officer or the Secretary of the Corporation. Any such resignation shall take effect at the time specified therein or, if the time when it shall become effective shall not be specified therein, then it shall take effect when accepted by action of the Board. Except as aforesaid, acceptance of such resignation shall not be necessary to make it effective.

            SECTION 5. Vacancies. Subject to the rights of the holders of any series of preferred stock or any other class of capital stock of the Corporation (other than the Common Stock) then outstanding, any vacancy in the Board, arising from death, resignation, removal, an increase in the number of directors or any other cause, may be filled either by a majority vote of the remaining directors, although less than a quorum, or by the sole remaining director. Any director elected to fill a vacancy shall hold office for a term that shall coincide with the term of the class to which such director shall have been elected.

            SECTION 6. Meetings. (a) Annual Meetings. As soon as practicable after each annual election of directors, the Board shall meet for the purpose of organization and the transaction of other business, unless it shall have transacted all such business by written consent pursuant to Section 7 of this Article III.

            (b) Other Meetings. Other meetings of the Board shall be held at such times as the Board shall from time to time determine or upon call by the Chairman of the Board, the Chief Executive Officer of the Corporation or any four directors.

            (c) Notice of Meetings. Regular meetings of the Board may be held without notice. The Secretary of the Corporation shall give notice to each director of each special meeting, including the time and place of such special meeting. Notice of each such meeting shall be given to each director by telephone, telegram, facsimile, telex or cable not later than four Business Days before the day on which such meeting is to be held or on such shorter notice (but in no event fewer than two Business Days' notice) as the Chairman of the Board may deem necessary or appropriate in the circumstances. Notice of any meeting shall not be required to be given to any director who shall attend such meeting. A waiver of notice by the person entitled thereto, whether before or after the time of any such meeting, shall be deemed equivalent to adequate notice. For purposes of this Section 6(c), a "Business Day" means any day except a Saturday, Sunday, or other day on which commercial banks in New York, New York are authorized by law to close.

            (d) Place of Meetings. The Board may hold its meetings at such place or places within or without the State of Delaware as the Board may from time to time by resolution determine or as shall be designated in the respective notices or waivers of notice thereof.

            (e) Quorum and Manner of Acting. Except as otherwise provided by law, the Restated Certificate of Incorporation or these Restated By-Laws, a majority of the total number of directors then in office shall be necessary at any meeting of the Board in order to constitute a quorum for the transaction of business at such meeting, and the affirmative vote of a majority of those directors present at any such meeting at which a quorum is present shall be necessary for the passage of any resolution or act of the Board. In the absence of a quorum for any such meeting, a majority of the directors present thereat may adjourn such meeting from time to time until a quorum shall be present thereat. Notice of any adjourned meeting need not be given.

            (f) Organization and Order of Business. The Chairman of the Board shall act as chairman of each meeting of the Board and preside thereat or, in the absence of the Chairman of the Board at any meeting of the Board, any other director chosen by a majority of the directors present thereat shall act as chairman of the meeting and preside thereat. The Secretary of the Corporation or, in the case of the Secretary's absence, any person whom the chairman of the meeting shall appoint, shall act as secretary of such meeting and keep the minutes thereof.

            SECTION 7. Action by Consent. Any action required or permitted to be taken at any meeting of the Board or of any committee thereof may be taken without a meeting if a written consent thereto is signed by all members of the Board or such committee, as the case may be, and such written consent or consents are filed with the minutes of the proceedings of the Board or such committee.

            SECTION 8. Meetings by Conference Telephone, etc. At the request of any one or more members of the Board, or of any committee thereof, any meeting of the Board or such committee shall provide for the ability of any director to participate in a meeting of the Board, or of such committee, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting by such means shall constitute presence in person at such meeting.

            SECTION 9. Compensation. Unless otherwise restricted by the Restated Certificate of Incorporation or these By-Laws, the Board or the Compensation
Committee may determine the compensation of directors. Each director who is independent within the meaning of Rule 303 of the Rules of the New York Stock Exchange, as amended from time to time hereafter, in consideration for his or her serving as such, shall receive from the Corporation compensation in an amount and form customary for comparable public companies. Directors who are managers of the Corporation shall not receive compensation for serving as directors. Any other director may be compensated as determined by the Board or the Compensation Committee. The Corporation shall reimburse each director or member of a committee for any out-of-pocket expenses incurred by him or her on account of his or her attendance at any meeting of the Board or such committee. Nothing contained in this Section 9 shall be construed to preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

                                   ARTICLE IV

                                   COMMITTEES

            SECTION 1. Audit Committee. The Board may designate an Audit Committee to be composed of two or more directors, all of whom shall be independent within the meaning of Rule 303 of the Rules of the New York Stock Exchange as in existence on the date hereof, or as amended from time to time hereafter. A majority of the members of the Audit Committee shall constitute a quorum. The Audit Committee shall from time to time review and make recommendations to the Board with respect to the selection of independent auditors, the fees paid to such auditors, the adequacy of the audit and accounting procedures of the Corporation and such other matters as may be specifically delegated to the Audit Committee by the Board. In this connection the Audit Committee shall, at its request, meet with representatives of the independent auditors and with the financial officers of the Corporation separately or jointly.

            SECTION 2. Compensation Committee. The Board may designate a Compensation Committee to be composed of two or more directors in accordance with the provisions of the Stockholders' Agreement. A majority of the members of the Compensation Committee shall constitute a quorum. The Compensation Committee shall from time to time review and make recommendations to the Board with respect to the management remuneration policies of the Corporation, including salary rates and benefits of appointed officers, other remuneration plans such as incentive compensation, deferred compensation and stock option plans, directors' compensation and benefits and such other matters as may be specifically delegated to the Compensation Committee by the Board.

            SECTION 3. Nominating Committee. The Board may designate a Nominating Committee to be composed of two or more directors in accordance with the provisions of the Stockholders' Agreement. A majority of the members of the Nominating Committee shall constitute a quorum. The Nominating Committee shall from time to time review, report and make recommendations to the Board on the following matters: (i) nominees for directors who may be elected from time to time by the holders of the Common Stock of the Corporation, selection criteria for directors, and removal of Directors if deemed appropriate; (ii) evaluation and performance of the Board and individual Directors; and (iii) such other matters as the Board may from time to time prescribe.

            SECTION 4. Board Designated Committees. The Board may, by resolution passed by a majority of the whole Board, designate one or more committees ("Special Committees"), each Special Committee to consist of one or more directors.

            SECTION 5. Committee Procedure, Seal. The Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of such committee; provided, however, that alternate members of the Audit Committee must satisfy the criteria set forth in
Section 1 above and alternate members of the Compensation Committee must satisfy the criteria set forth in Section 2 above. In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not such member or members constitute a quorum, may unanimously appoint another director to act at the meeting in the place of any such absent or disqualified member; provided, however, that appointees to the Audit Committee must satisfy the criteria set forth in Section 1 above and appointees to the Compensation Committee must satisfy the criteria set forth in Section 2 above. Any committee of the Board, to the extent provided in the resolution of the Board designating such committee, shall have and may exercise all the powers and authority of the Board in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; provided, however, that no such committee shall have such power or authority in reference to the following matters: (i) approving or adopting or recommending to the stockholders of the Corporation, any action or matter expressly required by the Delaware General Corporation Law (the "DGCL") to be submitted to stockholders for approval or (ii) adopting, amending or repealing any by-law of the Corporation

                                    ARTICLE V

                                    OFFICERS

            SECTION 1. Executive Officers. The officers of the Corporation shall include a Chairman of the Board, a President and Chief Executive Officer, a Chief Financial Officer, a General Counsel, a Treasurer and a Secretary. The officers of the Corporation may also include a Chief Operating Officer, one or more Senior Vice Presidents, one or more Executive Vice Presidents, one or more Vice Presidents, one or more Assistant Treasurers and one or more Assistant Secretaries. Each such officer shall be elected by the Board at its annual meeting and shall hold office for such term as may be determined by the Board. Each such officer shall hold office until the next succeeding annual meeting of the Board and until his or her successor is elected or until his or her earlier death or resignation or removal in the manner hereinafter provided. Any two or more offices may be held by the same person.

            The Board may elect, and the Chief Executive Officer may appoint, such other officers of the Corporation as the Board or the Chief Executive Officer deems necessary who shall have such authority and shall perform such duties as the Board or the Chief Executive Officer may prescribe. If additional officers are elected or appointed, each of them shall hold office until his or her successor is elected or appointed or until his or her earlier death or resignation or removal in the manner hereinafter provided.

            SECTION 2. Authority and Duties. All officers, as between themselves and the Corporation, shall have such authority and perform such duties in the management of the Corporation as may be provided in these Restated By-Laws or, to the extent not so provided, by resolution of the Board.

            SECTION 3. Resignation and Removal. (a) Any officer may resign at any time by giving written notice to the Board, the Chief Executive Officer or the Secretary of the Corporation, and such resignation shall take effect at the time specified therein or, if the time when it shall become effective shall not be specified therein, when accepted by action of the Board. Except as aforesaid, the acceptance of such resignation shall not be necessary to make it effective.

            (b) All officers elected, and all agents appointed, by the Board shall be subject to removal at any time by the Board and all officers and agents appointed by the Chief Executive Officer shall be subject to removal at any time by the Chief Executive Officer or the Board, in each case, with or without cause.

            SECTION 4. Vacancies. Any vacancy in any office may be filled for the unexpired portion of the term in the same manner as provided for election and appointment to such office.

            SECTION 5. Chairman of the Board. The initial Chief Executive Officer shall be the Chairman of the Board of the Corporation. Thereafter, the Chairman of the Board shall be selected by the Board. The Chairman of the Board shall preside at all meetings of the Board and at all meetings of the stockholders and shall have and exercise such further powers and duties as may from time to time be conferred upon or assigned to him or her by the Board.

            SECTION 6. President and Chief Executive Officer. The President and Chief Executive Officer of the Corporation, subject to the direction of the Board, shall have general charge of the business and affairs of the Corporation, shall have the direction of all other officers, agents and employees of the Corporation and may assign such duties to the other officers of the Corporation as he or she deems appropriate. In case of the absence or inability to act of the President and Chief Executive Officer, the Board may designate such other person as it deems appropriate to assume the duties of the President and Chief Executive Officer and, when so acting, but subject to the foregoing, such person shall have all of the powers of, and be subject to all the restrictions upon, the Chief Executive Officer.

            SECTION 7. Chief Operating Officer. The Chief Operating Officer of the Corporation, subject to the direction of the President and Chief Executive Officer, shall have charge of the day-to-day operations of the Corporation, shall assist the President and Chief Executive Officer in carrying out the orders and resolutions of the Board and shall perform such other duties as the Chief Executive Officer or the Board of Directors shall from time to time assign. At the request of the President and Chief Executive Officer, the Chief Operating Officer, until otherwise determined, and subject to any limitations imposed by the Board, shall assume the duties of the President and Chief Executive Officer and, when so acting, but subject to the foregoing, shall have all of the powers of, and be subject to all the restrictions upon, the Chief Executive Officer.

            SECTION 8. Chief Financial Officer. The Chief Financial Officer, subject to the direction of the President and Chief Executive Officer, shall have overall charge of all of the financial affairs of the Corporation and shall perform such other duties as the Chief Executive Officer or the Board of Directors shall from time to time assign.

            SECTION 9. General Counsel. The General Counsel, subject to the direction of the President and the Chief Executive Officer, shall have overall charge of all of the legal affairs of the Corporation and shall perform such other duties as the Chief Executive Officer or the Board of Directors shall from time to time assign.

            SECTION 10. Senior Vice Presidents, Executive Vice Presidents and Vice Presidents. Each Senior Vice President, Executive Vice President and Vice President of the Corporation shall have such powers and perform such duties as the President and Chief Executive Officer or the Board may from time to time prescribe and shall perform such other duties as may be prescribed by these Restated By-Laws.

            SECTION 11. Treasurer. The Treasurer of the Corporation shall have charge and custody of and be responsible for all funds and securities of the Corporation.

            SECTION 12. Assistant Treasurers. The Assistant Treasurers of the Corporation, if any, in order or their seniority or in any other order determined by the Board, shall generally assist the Treasurer and perform such other duties as the Board or the Treasurer shall prescribe, and, in the absence or disability of the Treasurer, shall perform the duties and exercise the powers of the Treasurer.

            SECTION 13. Secretary. The Secretary of the Corporation shall keep the records of all meetings of the stockholders and the Board. He or she shall affix the seal of the Corporation to all deeds, contracts, bonds or other instruments requiring the corporate seal when the same shall have been signed on behalf of the Corporation by a duly authorized officer and shall be the custodian of all contracts, deeds, documents and all other indicia of title to properties owned by the Corporation and of its other corporate records.

            SECTION 14. Assistant Secretary. The Assistant Secretaries, if any, in order of their seniority or in any other order determined by the Board, shall generally assist the Secretary and perform such other duties as the Board or the Secretary shall prescribe, and, in the absence or disability of the Secretary, shall perform the duties and exercise the powers of the Secretary.

                                   ARTICLE VI

             CONTRACTS, CHECKS, DRAFTS, BANK ACCOUNTS, ETC.

            SECTION 1. Execution of Documents. Any officer, employee or agent of the Corporation designated by the Board (or any duly authorized committee of the Board to the extent permitted by law) shall have power to execute and deliver deeds, contracts, mortgages, bonds, debentures, checks, drafts and other orders for the payment of money and other documents for and in the name of the Corporation, and the Board (or such a committee) may authorize any such officer, employee or agent to delegate such power (including authority to redelegate) by written instrument to other officers, employees or agents of the Corporation.

             SECTION 2. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation or otherwise as the Board or the Chief Executive Officer or any other officer of the Corporation to whom power in that respect shall have been delegated by the Board shall select.

            SECTION 3. Proxies in Respect of Stock or Other Securities of Other Corporations. The Board or the Chief Executive Officer shall designate the officers of the Corporation who shall have authority from time to time to appoint an agent or agents of the Corporation to exercise in the name and on behalf of the Corporation the powers and rights that the Corporation may have as the holder of stock or other securities in any other corporation, and to vote or consent in respect of such stock or securities. Such designated officers may instruct the person or persons so appointed as to the manner of exercising such powers and rights, and such designated officers may execute or cause to be executed in the name and on behalf of the Corporation and under its corporate seal, or otherwise, such written proxies, powers of attorney or other instruments as they may deem necessary or proper in order that the Corporation may exercise such powers and rights.

                                   ARTICLE VII

                          SHARES AND TRANSFER OF SHARES

            SECTION 1. Certificates of Stock.  Every owner of shares of stock of the Corporation shall be entitled to have a certificate evidencing the number of shares of stock of the Corporation owned by such owner and designating the class of stock to which such shares belong, which shall otherwise be in such form as the Board shall prescribe. Each such certificate shall bear the signature (or a facsimile thereof) of the President and Chief Executive Officer, the Chief
Operating Officer or the Chief Financial Officer and the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the Corporation.

            SECTION 2. Record. A record shall be kept of the name of the person, firm or corporation owning the stock represented by each certificate evidencing stock of the Corporation issued, the number of shares represented by each such certificate, and the date thereof, and, in the case of cancellation, the date of cancellation. Except as otherwise expressly required by law, the person in whose name shares of stock stand on the books of the Corporation shall be deemed the owner thereof for all purposes as regards the Corporation.

            SECTION 3. Transfer of Stock. (a) The transfer of shares of stock and the certificates evidencing such shares of stock of the Corporation shall be governed by Article 8 of Subtitle I of Title 6 of the Delaware Code (the Uniform Commercial Code), as amended from time to time.

            (b) Registration of transfers of shares of stock of the Corporation shall be made only on the books of the Corporation upon request of the registered holder thereof, or of such holder's attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the Corporation, and upon the surrender of the certificate or certificates evidencing such shares properly endorsed or accompanied by a stock power duly executed.

            SECTION 4. Addresses of Stockholders. Each stockholder shall designate to the Secretary of the Corporation an address at which notices of meetings and all other corporate notices may be served or mailed to such stockholder, and, if any stockholder shall fail to so designate such an address, corporate notices may be served upon such stockholder by mail directed to such stockholder at such stockholder's post office address, if any, as the same appears on the share record books of the Corporation or at such stockholder's last known post office address.

            SECTION 5. Lost, Destroyed or Mutilated Certificates. A holder of any shares of stock of the Corporation shall promptly notify the Corporation of any loss, destruction or mutilation of any certificate or certificates evidencing all or any such shares of stock. The Board may, in its discretion, cause the Corporation to issue a new certificate in place of any certificate theretofore issued by it and alleged to have been mutilated, lost, stolen or destroyed, upon the surrender of the mutilated certificate or, in the case of loss, theft or destruction of the certificate, upon satisfactory proof of such loss, theft or destruction, and the Board may, in its discretion, require the owner of the lost, stolen or destroyed certificate or such owner's legal representative to give the Corporation a bond sufficient to indemnify the Corporation against any claim made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate.

            SECTION  6.  Facsimile   Signatures.   Any  or  all  of  the
signatures  on  a  certificate   evidencing   shares  of  stock  of  the
Corporation may be facsimiles.

            SECTION 7. Regulations. The Board may make such rules and regulations as it may deem expedient, not inconsistent with the Restated Certificate of Incorporation or these Restated By-Laws, concerning the issue, transfer and registration of certificates evidencing stock of the Corporation. It may appoint, or authorize any principal officer or officers to appoint, one or more transfer agents and one or more registrars, and may require all certificates of stock to bear the signature or signatures (or a facsimile or facsimiles thereof) of any of them. The Board may at any time terminate the employment of any transfer agent or any registrar of transfers. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall cease to be such officer, transfer agent or registrar, whether because of death, resignation, removal or otherwise, before such certificate or certificates shall have been delivered by the Corporation, such certificate or certificates may nevertheless be adopted by the Corporation and be issued and delivered as though the person or persons who signed or whose facsimile signature has been placed upon such certificate or certificates had not ceased to be such officer, transfer agent or registrar.

            SECTION 8. Record Date. In order that the Corporation may determine the stockholders entitled to notice of, or to vote at, any meeting of stockholders or any adjournment thereof, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other such action. A determination of stockholders entitled to notice of, or to vote at, any meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board may fix a new record date for the adjourned meeting.

            SECTION 9. Registered Stockholders. The Corporation shall be entitled to recognize the exclusive right of a person registered on its records as the owner of shares of stock to receive dividends and to vote as such owner, shall be entitled to hold liable for calls and assessments a person registered on its records as the owner of shares of stock, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares of stock on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of the State of Delaware.

            SECTION 10. Stockholder Agreements. Shares of stock of the Corporation may be subject to one or more agreements abridging, limiting or restricting the rights of any one or more stockholders to sell, assign, transfer, mortgage, pledge or hypothecate any or all of the stock of the Corporation held by them, or providing for preemptive rights, or may be subject to one or more agreements providing a purchase option with respect to any shares of stock of the Corporation. If such agreements exist, all certificates evidencing shares of stock subject to such abridgements, limitations, restrictions or options shall have reference thereto endorsed on such certificate and such stock shall not thereafter be transferred on the books of the Corporation except in accordance with the terms and conditions of such agreement or agreements. Copies of such agreement or agreements shall be maintained at the offices of the Corporation.

                                  ARTICLE VIII

                                BOOKS AND RECORDS

            The books and records of the Corporation may be kept at such place or places within or without the State of Delaware as the Board may from time to time determine.

                                   ARTICLE IX

                                      SEAL

            The Board shall provide a corporate seal which shall bear the full name of the Corporation.

                                    ARTICLE X

                                   FISCAL YEAR

            The fiscal year of the Corporation shall be fixed, and shall be subject to change from time to time, by the Board.

                                   ARTICLE XI

                                 INDEMNIFICATION

            SECTION 1. General. The Corporation (i) shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he or she is or was a director or an officer of the Corporation, or is or was serving at the request of the Corporation as a director or an officer of another corporation, partnership, joint venture, trust or other enterprise, to the full extent authorized or permitted by law, as now or hereafter in effect, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action, suit or proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful, and (ii) may indemnify, if the Board of Directors determines such indemnification is appropriate, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he or she is or was an employee or agent of the Corporation, or is or was serving at the request of the Corporation as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise, to the full extent authorized or permitted by law, as now or hereafter in effect, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or hr in connection with such action, suit or proceeding if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his or her conduct was unlawful.

            SECTION 2. Derivative Actions. The Corporation (i) shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he or she is or was a director or an officer of the Corporation, or is or was serving at the request of the Corporation as a director or an officer of another corporation, partnership, joint venture, trust or other enterprise, to the full extent authorized or permitted by law, as now or hereafter in effect, against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection with the defense or settlement of such action or suit if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Corporation, and (ii) may indemnify, if the Board of Directors determines such indemnification is appropriate, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he or she is or was an employee or an agent of the Corporation, or is or was serving at the request of the Corporation as an employee or an agent of another corporation, partnership, joint venture, trust or other enterprise, to the full extent authorized or permitted by law, as now or hereafter in effect, against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection with the defense or settlement of such action or suit if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Corporation; provided, however, that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Court of Chancery of the State of Delaware or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

            SECTION 3. Successful Defense. To the extent that (i) a director or an officer of the Corporation or (ii) any other employee or agent of the Corporation who the Board of Directors has authorized the Corporation to indemnify, has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in sections 1 and 2 above, or in defense of any claim, issue or matter therein, he or she shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection therewith.

            SECTION 4. Proceedings Initiated by any Person. Notwithstanding anything to the contrary contained in sections 1 or 2 above, except for proceedings to enforce rights to indemnification, the Corporation shall not be obligated to indemnify any person in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized in advance, or unanimously consented to, by the Board of Directors.

            SECTION 5. Procedure. Any indemnification under sections 1 and 2 above (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because such person has met the applicable standard of conduct set forth in sections 1 and 2 above. Such determination shall be made (i) by a majority vote of the directors who are not parties to such action, suit or proceeding even though less than a quorum, or (ii) if there are no such directors, or if such directors so direct, by independent legal counsel in a written opinion, or (iii) by the stockholders.

            SECTION 6. Advancement of Expenses. Expenses (including attorneys' fees) incurred by an officer or director in defending any civil, criminal, administrative or investigative action, suit or proceeding shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified by the Corporation pursuant to this
Article XI or as otherwise authorized by law. Such expenses (including attorneys' fees) incurred by other employees and agents may be so paid upon such terms and conditions, if any, as the Board of Directors deems appropriate.

            SECTION 7. Rights Not Exclusive. The indemnification and advancement of expenses provided by, or granted pursuant to, the other subsections of this
Article XI shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any by-law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his or her official capacity and as to action in another capacity while holding such office.

            SECTION 8. Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against any liability asserted against him or her and incurred by him or her in any such capacity, or arising out of his or her status as such, whether or not the Corporation would have the power to indemnify him or her against such liability under the provisions of the DGCL.

            SECTION 9. Definition of "Corporation". For purposes of this Article XI, references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, employees or agents so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this
Article XI with respect to the resulting or surviving corporation as such person would have with respect to such constituent corporation if its separate existence had continued.

            SECTION 10. Certain Other Definitions. For purposes of this Article XI, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to any employee benefit plan; and references to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation which imposes duties on, or involves service by, such director, officer, employee or agent with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner such person reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation", as referred to in this Article XI.

            SECTION 11. Continuation of Rights. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article XI shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

            SECTION 12. Repeal or Modification. Any repeal or modification of this Article XI by the stockholders of the Corporation shall not adversely affect any rights to indemnification and to advancement of expenses that any person may have at the time of such repeal or modification with respect to any acts or omissions occurring prior to such repeal or modification.

            SECTION 13. Amendments to DGCL. If the DGCL is amended hereafter to broaden the rights of those seeking indemnification or advancement of expenses, then such rights shall be extended to such persons to the fullest extent authorized by the DGCL, as so amended, without further action by either the Board of Directors or the stockholders of the Corporation.

                                   ARTICLE XII

                                   AMENDMENTS

            These Restated By-Laws, or any of them, may be altered, amended or repealed, or new by-laws may be made, but only to the extent any such alteration, amendment, repeal or new by-law is not inconsistent with any provision of the Restated

Certificate of Incorporation, either by a majority of the whole Board or by the stockholders of the Corporation upon the affirmative vote of the holders of 662/3% or more of the outstanding shares of capital stock of the Corporation entitled to vote thereon, voting as a single class; provided, however, that no alteration, amendment or repeal of Section 8 of Article III of these Restated By-Laws may be made by the Board without the consent of all of the directors.

1 AMENDMENT NO. 1 TO RESTATED BY-LAWS OF GALILEO INTERNATIONAL, INC.

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

EXHIBIT 10.23(a)


                                             AT&T MA Reference No. 0004

8/8/00                        AT&T AND CUSTOMER               AMEND - ADD/MA.doc
                      CONFIDENTIAL PROPRIETARY INFORMATION

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

5. Section 2.2, is deleted in its entirety and replaced with the following:

"CUSTOMER shall pay all shipping charges, taxes and other similar charges (and any related interest and penalties due other than as a result of AT&T`s failure to timely pay any taxes owed by it) relating to the sale, transfer of ownership, installation, license, use or provision of the Services, except to the extent a valid tax exemption certificate is provided by CUSTOMER to AT&T prior to the delivery of Services. Taxes include (a) Federal excise tax, (b) all sales, use or similar taxes (however designated) in accordance with the law of the taxing jurisdiction and (c) gross receipts taxes identified in AT&T tariffs. Taxes do not include (a) any tax based on AT&T's net income, (b) state or local privilege or excise taxes, (c) capital values, license or franchise taxes (except to the extent covered by (b) in the second sentence of this Section) imposed upon AT&T for the privilege of doing business in any taxing jurisdiction. If CUSTOMER disputes the taxability or desires to seek a refund of any tax imposed as a result of the existence or operation of this Agreement, CUSTOMER, at its own expense and in its own name, may file a claim for refund or protest the imposition of the disputed tax. In the event that such claim or protest must be made in the name of AT&T, AT&T shall in good faith and with due diligence contest the imposition of such tax at CUSTOMER's sole expense, provided that AT&T will not be required to pursue such a protest if the action will result in
(i) a lien against AT&T for which CUSTOMER has not adequately indemnified AT&T or (ii) a penalty being assessed against AT&T for which CUSTOMER has not adequately indemnified AT&T. If AT&T collects excess taxes from CUSTOMER as the result of a mathematical error or for other reasons not attributable to CUSTOMER or a taxing authority or reasonable error (or disagreement) regarding interpretation of applicable law, AT&T shall promptly refund the excess amount to CUSTOMER. If the taxing authority allows or requires that any refund from the taxing authority be sought by the vendor, AT&T shall remit to CUSTOMER such improper charges and then seek the refund from the taxing authority at its own expense. If the taxing authority does not allow the vendor to seek the refund, AT&T shall promptly notify CUSTOMER and provide all necessary cooperation so that CUSTOMER can collect the excess amount.

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

(b) The restrictions on AT&T in Subsection (a) above shall not apply where (i) the dispute or controversy between parties relates to material harm to the AT&T network(s) or other critical AT&T facilities or systems allegedly caused by CUSTOMER, and CUSTOMER does not immediately cease and desist from the activity giving rise to the dispute or controversy upon receipt of notice from AT&T; (ii) a government authority in the affected jurisdiction has notified AT&T that CUSTOMER is making unlawful use of the Services and CUSTOMER does not immediately cease and desist such use; (iii) CUSTOMER does not continue to make payments as required hereunder for Service for amounts not the subject of a bona fide dispute, subject to the cure provisions set forth herein; (iv) CUSTOMER is not compliant with Section 2.3 (ii); or (v) where permitted pursuant to Section
3.2 or in the event of a violation of Articles 4, 5, 6 or 11.

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

GALILEO INTERNATIONAL, L.L.C.            AT&T CORP.

By:/s/Ron Thornhill______________        By:/s/R.J. Paliseno____________________
(Authorized Signature)                   (Authorized Signature)

Ron Thornhill                            R.J. Paliseno
---------------------------------        ----------------------------------
(Typed or Printed Name)                  (Typed or Printed Name)
Sr. Vice President Network Services      District Manager
---------------------------------        ---------------------------------------
(Title)                                  (Title)
August 9, 2000                           August 11, 2000
---------------------------------        ---------------------------------------
(Date)                                   (Date)

EXHIBIT 10.24 (c)

Galileo International   WK-23502v2.4                    04/07/00 3:17 PM

                                Printed in U.S.A.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 Original Title Page
Bridgewater, NJ  08807
Issued:  January 8, 1999                       Effective:  January 9, 1999

                  ** All material on this page is new. **

                            CONTRACT TARIFF NO. 10906

                                   TITLE PAGE

This Contract Tariff applies to AT&T Software Defined Network Services; AT&T 800 Services; AT&T Private Line Services; AT&T InterSpan Frame Relay Service; AT&T International Satellite Service; AT&T Local Channel Services and AT&T Conference Services for interstate or foreign communications in accordance with the Communications Act of 1934, as amended.

Telecommunication services provided under this Contract Tariff are furnished by means of wire, radio, satellite, fiber optics or any suitable technology or combination of technologies.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  4th Revised Page 1
Bridgewater, NJ  08807                          Cancels 3rd Revised Page 1
Issued:  Iiii                                             Effective:  Eeee

                            CONTRACT TARIFF NO. 10906

                                   CHECK SHEET

The Title Page and Pages 1 through 25 inclusive of this tariff are effective as of the date shown. Original and revised pages as named below contain all changes from the original tariff pages that are in effect on the date shown.


            Number of Revision
Page      Except as Indicated
----      -------------------
1                4th*

2                1st*


6                1st*

7                3rd*

9                2nd*

14               2nd*

15               2nd*

16               3rd*

17              2nd*


18              1st*


19              1st*


21              1st*


22              1st*


23              1st*


24.1            Original


24.2            Original

24.3            Original

25              2nd*

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

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  1st Revised Page 2
Bridgewater, NJ  08807                             Cancels Original Page 2
Issued:  Iiii                                             Effective:  Eeee

TRADEMARKS AND SERVICE MARKS - The following marks, to the extent, if any, used throughout this tariff, are trademarks and service marks of AT&T Corp.

                 Trademarks                     Service Marks

                 ----------                 ----------------------
                 None                       ACCUNET
                                            DATAPHONE
                                            InterSpan
                                            MEGACOM
                                            OneNet
                                            READYLINE
                                            USADirect

EXPLANATION OF ABBREVIATIONS

Adm.               -  Administrator
CISD               -  Customer's Initial Service Date
GMUC               -  Gross Monthly Usage Charges
GSDN               -  Global Software Defined Network
IOCs               -  Inter Office Channels
kbps               -  kilobits per second
MARC               -  Minimum Annual Revenue Commitment
Mbps               -  Megabits per second
OneNet             -  Software  Defined  Network  Integrated  Outbound  and
                         Inbound Optional Discount Plan

SDN                -  Software Defined Network

                               GENERAL PROVISIONS

C

C
C

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

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                     Original Page 4
Bridgewater, NJ  08807
Issued:  January 8, 1999                       Effective:  January 9, 1999

                            CONTRACT TARIFF NO. 10906

1.  Services Provided

 A.  AT&T Software Defined Network (SDN) Services (AT&T Tariff F.C.C. No. 1)

 B.  AT&T 800 Services (AT&T Tariff F.C.C. Nos. 2 and 14)

 C.  AT&T Private Line Services (AT&T Tariff F.C.C. No. 9)

The  International  AT&T Private Line  Services to Canada and Mexico  consist of
IOCs  and  associated   components  which  include  Office   Functions,   Office
Connections and Channel Options.

 D.  AT&T InterSpan Frame Relay Service (FRS)(AT&T Tariff F.C.C. No. 4)

 E.  AT&T International Satellite Service (AT&T Tariff F.C.C. No. 7)

 F.  AT&T Local Channel Services (AT&T Tariff F.C.C. No. 11)

 G.  AT&T Conference Services (AT&T Tariff F.C.C. No. 1)

The Customer must identify with each order for AT&T Conference Services that such services are to be provided under this Contract Tariff.

2. Contract Term; Renewal Options - The term of this Contract Tariff (CT) is 5 years. No renewal option is available for this CT.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                     Original Page 5
Bridgewater, NJ  08807
Issued:  January 8, 1999                       Effective:  January 9, 1999

3.  Minimum Commitments/Charges

 A. Minimum  Annual Revenue  Commitment - The Minimum Annual Revenue  Commitment
(MARC) for the AT&T Services provided under this CT is as follows:

CT TERM YEAR         MARC                 CT TERM YEAR        MARC
------------     ------------             ------------    -----------
     1           $40,000,000                   4          $18,738,000
     2           $10,100,000                   5          $18,738,000
     3           $16,100,000

The MARC will be satisfied by the "MARC-eligible charges" which are the total of the following services provided under this CT:

(1) Gross Monthly Usage Charges (GMUC) for the AT&T SDN and AT&T 800 Services (including undiscounted recurring charges for AT&T SDN Services Optional Features, AT&T 800 Services Optional Features and AT&T Advanced 800 Service),

(2) the undiscounted recurring charges incurred by the Customer for AT&T Private Line Services consisting of the following Domestic services: ACCUNET Spectrum of Digital Services (ASDS), ACCUNET T1.5 Service, ACCUNET T32 Service, ACCUNET T45 Service, ACCUNET Fractional T45 Service, DATAPHONE Digital Services (DDS), ACCUNET Primary Rate Interface (PRI)

(3) the undiscounted recurring charges incurred by the Customer for AT&T International Private Line Services consisting of the following: Voice Grade Private Line Service-Overseas Half Channels, International ACCUNET T1.5 Service-Canada, International ACCUNET T1.5 Service-Mexico, International ACCUNET T45 Service-Canada, International ACCUNET 2.048 Mbps Service-Mexico, International ASDS-Canada, International ASDS-Mexico, International DDS-Canada, International DDS-Mexico, International ACCUNET Digital Services-Half Channel, International ACCUNET Digital Direct Link Service and International Full Channel Service-Overseas,

(4) the undiscounted recurring charges for AT&T InterSpan Frame Relay Service,

(5) the undiscounted recurring charges for AT&T International Satellite Service consisting of: AT&T International Satellite Shared Earth Station Service-Half Channel, AT&T International Satellite Shared Earth Station Direct Link Service,

(6) the undiscounted recurring charges for AT&T Local Channel Services consisting of: AT&T Voice Grade Local Channel Services, AT&T Digital Data Local Channel Services, AT&T ACCUNET Generic Digital Access Services, AT&T Terrestrial
1.544 Mbps Local Channel Services, AT&T Terrestrial 45 Mbps Local Channel Services, AT&T Fractional Terrestrial 45 Mbps Local Channel Services,

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
Issued:  Iiii                                             Effective:  Eeee

3.A.  Minimum Annual Revenue Commitment (continued)

(8) AT&T Wireless Service (AWS) ordered under a separate contract between the Customer and AT&T through the National Account Services (NAS) Program, in approved AWS Markets only, limited to the following: (a) Detail Billing Charges,
(b) charges for additional Cellular Service features (excluding enhanced features), (c) one-time charges for Service Activation, conversion and charges for changing rate plans, (d) Monthly Access Charges, (e) Home Airtime Charges,
(f) Roaming Airtime Charges (and roaming surcharges) incurred while roaming in AWS Markets, (g) AT&T 10288 Cellular Long Distance calls associated with the NAS program.

If, on any anniversary of the TSD, the Customer has failed to satisfy the MARC, the Customer will be billed a shortfall charge in an amount equal to 50% of the difference between the MARC and the total of the actual MARC-eligible charges incurred for that year.

4. Contract Price - AT&T reserves the right to increase from time to time the rates for the Services Provided under this CT, regardless of any provisions in this CT that would otherwise stabilize rates or limit rate increases, relating to charges imposed on AT&T stemming from an order, rule or regulation of the Federal Communications Commission or a court of competent jurisdiction, concerning: (i) payphone use charges, and (ii) presubscribed interexchange carrier charges ("PICCs"). AT&T will make rate adjustments under this provision as necessary.

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

C
C

 A. AT&T SDN Services/AT&T 800 Services - Beginning in month 14 following TSD, the Customer will receive the following discounts, each month, in lieu of those provided by the OneNet Discount Option Plan. These discounts will be applied in the same manner as the OneNet Discount Option Plan as specified in AT&T Tariff F.C.C. No. 1, as amended from time to time.

C
C

                                     Discount applied to
                                     Domestic SDN and

                                     Domestic &           Discount applied to
For Gross Monthly                    International 800    International SDN
Usage Charges of:                    Services Usage       Usage
----------------                     -----------------    -----
Between $0 and $999,999,999                 43.0%                38.0%
over $999,999,999                            0.0%                 0.0%

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  3rd Revised Page 7
Bridgewater, NJ  08807                          Cancels 2nd Revised Page 7
Issued:  Iiii                                             Effective:  Eeee

5.  Discounts (continued)

 B.  AT&T Private Line and AT&T Local Channel Services

  1. The Customer will receive the following discounts, each month, in lieu of the MultiService Volume Pricing Plan (MSVPP) discounts. These discounts will be applied in the same manner as the MSVPP discounts as specified in AT&T Tariff F.C.C. Nos. 9 and 11, as amended from time to time.

C

C
C

C

 .
 .
C

   Service Components Discount Domestic ASDS 9.6/56/64 kbps 46% Domestic ASDS 128 kbps and above 40% Domestic DDS 63% Domestic ACCUNET T1.5 69% Domestic ACCUNET T32 50% Domestic ACCUNET T45 50% Domestic ACCUNET Fractional T45 55% AT&T VGLCs and AT&T DDLCs at speeds of 9.6 kbps & below 39% AT&T DDLCs at speeds of 56/64 kbps 39% AT&T ACCUNET GDA at speeds of 9.6/56/64 kbps 39% AT&T Terrestrial 1.544 Mbps Local Channel Service 33% (excluding the components in Section 5.C., following)

D
 .
  2.

 .
D

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                     Original Page 8
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


  Service Components                                             Discount
  ------------------             -                               --------
  Access Value Arrangement (AVA) with the Universal  Terrestrial    50%
  1.544 Mbps Local Channels Access Arrangement AVA/UTA* and associated Access Coordination Function

  24 Channel  Terrestrial  1.544 Mbps  Local  Channels  under an    20%
  Access Value Plan (AVP)** and associated  Access  Coordination
  Function


* An AVA with the Universal T1 Access (AVA/UTA) Arrangement is available to Customers that connect their AT&T Terrestrial 1.544 Mbps Local Channel service to an AT&T Switched Service or multiplexor provided under this CT. An AVA/UTA arrangement under this CT allows AT&T to terminate the Customer's AT&T switched network minutes on the AVA/UTA Arrangement. The Customer must make available for AT&T use, at each AVA location, a minimum of an average of four DS0 channels for each Terrestrial 1.544 Mbps Local Channels in use at that location. The term "AT&T switched network minutes" does not apply to nodal services using the local channel service as an access facility for services obtained at the AVA location nor to any switched network minutes billed to the Customer's AVA location, other than LDMTS minutes associated with collect or credit card calls.

** An AVP is available to Customers that connect their AT&T Terrestrial 1.544 Mbps Local Channel Service to an AT&T Switched Service or multiplexor provided under this Contract Tariff. An AVP allows the Customer the use of all of the 24 channels in an AT&T Terrestrial 1.544 Mbps Local Channel.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  2nd Revised Page 9
Bridgewater, NJ  08807                          Cancels 1st Revised Page 9
Issued:  Iiii                                             Effective:  Eeee

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

D
 .







 .
D

  2.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                    Original Page 10
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

    Service Components                                               Discount
    ------------------                                               --------
  International Voice Grade Private Line Service-Overseas Half        30%
  Channel
  International ACCUNET T1.5 Service-Canada                           50%
  International ACCUNET T1.5 Service-Mexico                           50%
  International ACCUNET T45 Service-Canada                            50%
  International ACCUNET 2.048 Mbps Service-Mexico                     50%
  International ASDS Canada-64 kbps and below                         30%
  International ASDS Canada-128 kbps and above                        40%
  International ASDS-Mexico-64 kbps and below                         30%
  International ASDS-Mexico-128 kbps and above                        40%
  International DDS-Canada                                            40%
  International DDS-Mexico                                            40%
  International ACCUNET Digital Services-Half Channel                 40%
  International ACCUNET Digital Direct Link Service                   40%
  International Satellite Shared Earth Station Service-Half           40%
  Channel
  International Satellite Shared Earth Station Direct Link Service    40%

  2. The Customer will receive a 40% discount, each month, on AT&T International Full Channel Service-Overseas which are in lieu of any other discounts.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                    Original Page 11
Bridgewater, NJ  08807
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

Total Monthly Charges                             Discount

$0 up to $200,000                                     0%
over $200,000 up to $300,000                          3%
over $300,000 up to $400,000                          5%
over $400,000 up to $500,000                         10%
over $500,000                                         0%

 F. AT&T Conference Services - The Customer will receive the following discounts, each month, in lieu of those discounts specified in AT&T Tariff F.C.C. No. 1 for AT&T Audio-Teleconference Bridge Services (excluding charges associated with AT&T Event Teleconference Services). The Gross Monthly Usage Charges referenced below are the sum of the total domestic and international GMUCs for Audio-Teleconference Bridge Services provided under this CT. The applicable discount will be applied to the entire domestic and international eligible charges for that month.

        If Gross Monthly

        Usage Charges are:                             Discount:
        -----------------                              --------

      Between $0 up to $60,000                             0%
      over $60,000                                         3%

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                    Original Page 12
Bridgewater, NJ  08807
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

 B. Monitoring Conditions - The Customer must satisfy the following Service Requirements which will be monitored on each anniversary of the TSD. The Monitoring Period is the 12 months immediately preceding each anniversary of the TSD.

  1.  The   Customer   must   not   exceed   1,000   Customer   Premises   which
generate/terminate calling from the AT&T SDN and AT&T 800 Services provided under this CT using switched access.

  2. At least 90% of the Customer's total annual minutes of use for the AT&T SDN and AT&T 800 Services provided under this CT must be AT&T SDN minutes of use billed under Rate Schedules B, C and/or D and/or AT&T MEGACOM 800 Services minutes of use.

If the Customer, during the Monitoring Period, has failed to satisfy any of the Service Requirements specified above, the Customer will be billed an amount equal to 10% of the MARC. Any such bill must be paid by the Customer within 30 days.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                    Original Page 13
Bridgewater, NJ  08807
Issued:  January 8, 1999                       Effective:  January 9, 1999

                  ** All material on this page is new. **

6.  Classifications, Practices and Regulations (continued)

 C.  Promotions, Credits and Waivers

The following credits and waivers will be applied to the Customer's bill subject to the following limitations: (1) all credits and waivers apply only to the Services Provided under this CT and as specified below; (2) any waiver not applied by the end of the CT will be declared null and void; (3) installation and monthly charge waivers apply only to new service components (unless otherwise specified below) and do not apply to service components disconnected and reconnected after the CISD; (4) the service components must remain in service for a minimum period of 12 months (unless otherwise specified below); and (5) the credits/waivers under this section do not apply to Bandwidth Manager Service (BMS/BMS-E), Access Protection Service (APC) and Network Protection Service (NPC). If any of the installed services components are disconnected prior to the end of the minimum retention period, AT&T will bill the Customer for the amount of the charges that had been waived under this section for each service component disconnected. Any such bill must be paid by the Customer within 30 days.

The following charges, as specified in the AT&T Tariffs listed in Section 1., preceding, as amended from time to time, are waived.

  1.  Nonrecurring Charges

   (a) The SDN Service Establishment Charge, not to exceed $10,000 over the CT Term.

   (b) The Service Establishment Charges for new AT&T MEGACOM 800 Services Routing Arrangements.

   (c)  The  Installation  Charge for  Primary  Rate  Interface  (PRI)  Office
Functions.
   (d)  Network  Remote Access (NRA) Options:  The  nonrecurring  Installation
        ------------------------------------
Charges for NRA I, II, and IV.
   (e) The Installation Charges for ASDS, ACCUNET T1.5, ACCUNET T32, ACCUNET T45 and ACCUNET Fractional T45 Services MSVPP-eligible service components and associated Function Connections.

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

   (k) AT&T will waive the nonrecurring Charge for each Meet-Me Bridge arrangement.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 2nd Revised Page 14
Bridgewater, NJ  08807                         Cancels 1st Revised Page 14
Issued:  Iiii                                             Effective:  Eeee

6.C.  Promotions, Credits and Waivers (continued)

  2.  Recurring Charges

   (a)  50% of the PRI Office Function recurring Monthly Charge.
   (b)  The   recurring   Monthly   Charges  for  each   ACCUNET  T1.5  Access
Connection, M-24 Multiplexing Office Functions and ASDS and DDS Access Connections as specified in AT&T Tariff F.C.C. No. 9, as amended from time to time, and Access Coordination Functions as specified in AT&T Tariff F.C.C. No. 11, as amended from time to time, associated with AT&T Terrestrial 1.544 Mbps Local Channel Services, 64 kbps and below ACCUNET GDA and Voice Grade Local Channel Services and 64 kbps and below DDLC Services provided under this CT, provided such service components are associated directly with the Services provided under this CT. There is no minimum retention period associated with this waiver.

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

D
D

   (b)

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 2nd Revised Page 15
Bridgewater, NJ  08807                         Cancels 1st Revised Page 15
Issued:  Iiii                                             Effective:  Eeee

6.C.4.  Credits (continued)

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

C

C

   (d) During the first 15 months following the CISD for AT&T Private Line Services, AT&T will apply a quarterly credit to the Customer's AT&T Private Line Services bill equal to $33.84 per DS0 access line in service each month for the preceding three months in which the credit is to be applied, provided the DS0 access line is associated with the AT&T Digital Data Local Channel Services
(DDLC) and AT&T ACCUNET Generic Digital Access Service (GDA) at speeds of 56 kbps and below provided under this Contract Tariff. The credit(s), if any, will be applied in the 4th, 7th, 10th, 13th and 16th months following the CISD for the AT&T Private Line Services provided under this CT.

D
D

   (e)

D
 .



 .
D

   (f)

C

C
C

   (g) AT&T will apply a credit, not to exceed a total of $20,000 for each of Years 2 through 5 of the CT Term, equal to the charges associated with the Recurring and Nonrecurring Charges of any new AT&T Services not previously subscribed to by the Customer during the CT Term which are provided under this Contract Tariff. The credit, if any, will be applied in the 25th, 36th and 48th full billing months following the TSD.

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
Issued:  Iiii                                             Effective:  Eeee

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

C

  3. If the Customer discontinues this CT for any reason other than specified in
Section 6.D.1. or 6.D.2., above, prior to the expiration of the CT Term, a Termination Charge will apply. The Termination Charge will be an amount equal to 35% of the unsatisfied MARC for the year in which the Customer discontinues this CT and 35% of the MARC for each year remaining in the CT Term. However, the Customer will also be billed an amount as specified in Sections 6.C.4.(a) and
(c), preceding.

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

C

 F. Availability - This Contract Tariff is available only to Customers who: (1) concurrently order this CT only once, either by the Customer or any Affiliate of the Customer, which is any entity that owns a controlling interest in either the Customer or an Affiliate of the Customer, or any entity in which a controlling interest is owned by either the Customer or an Affiliate of the Customer and (2) ordered service in a previous availability period or who orders service within 30 days after (TED####) for initial installation of the Services Provided under this CT within 30 days after the date ordered.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 2nd Revised Page 17
Bridgewater, NJ  08807                         Cancels 1st Revised Page 17
Issued:  Iiii                                             Effective:  Eeee

7.  Rates

C
C

 A. SDN Rate Schedules - The rates listed below apply for all Mileages & Bands and for all rate periods and are stabilized for the duration of the CT Term.

R
R
R
R
N
R
R
N
N
N

                                 Initial        Each Additional

Rates Schedules                  18 Seconds or  6  Seconds  or
                                 Fraction       Fraction

 A, A-PV                         $0.0420        $0.0140
 B(a), B-PV(a), B(b), B-PV(b)    $0.0240        $0.0079
 C(a), C(b), C-PV                $0.0160        $0.0053
 E                               $0.0303        $0.0101
 G1                              $0.1062        $0.0354
 H1                              $0.0390        $0.0130
 H2                              $0.0540        $0.0180
 K                               $0.0363        $0.0121
 L                               $0.1272        $0.0424
 P                               $0.2424        $0.0808

D
 .

 .
D

C
C

 B. AT&T 800 Service Rate Schedules - The rates listed below apply for all Service Areas and for all rate periods and are stabilized for the duration of the Contract Tariff Term.

R
R

                                           Per Hour of Use

AT&T MEGACOM 800 Service-Domestic          $ 4.74
AT&T 800 READYLINE Service-Domestic        $ 8.42

D
 .


 .
D

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 18
Bridgewater, NJ  08807                            Cancels Original Page 18
Issued:  Iiii                                             Effective:  Eeee

7.  Rates (continued)

  C. AT&T MEGACOM 800 Service-Canada - The following rates for Canada are stabilized for the CT Term.

                                         RATES

         ---------------------------------------------------------------
               DAY RATE            EVENING RATE            NIGHT RATE
               Mon-Fri           Mon-Fri /Sat-Sun           Mon-Sun
               8AM-6PM          6PM-12Mid/8AM-12Mid        12Mid-8AM
         ---------------------------------------------------------------
         Initial   Each Add'l  Initial   Each Add'l  Initial  Each Add'l
Rate     30 Secs    1 Sec      30 Secs   1 Sec      30 Secs    1 Sec
----
Step     or Frac't or Frac't  or Frac't  or Frac't  or Frac't  or Frac't
----     --------- ---------  ---------  ---------  ---------  ---------

R

1-6         $0.1228   $0.0041    $0.1228  $0.0041    $0.1228     $0.0041

N
 .



 .
N

  C1. Usage Rates for AT&T MEGACOM 800 Services-Overseas - The following rates are stabilized for the duration of the CT Term.

                        MEGACOM 800 Service

Country/Area          Initial 30  E/A 1 Second
                        Seconds

United Kingdom          $0.1830     $0.0061

  D. AT&T 800 READYLINE Service-Canada - The following rates for Canada are stabilized for the CT Term.

                                         RATES

         ---------------------------------------------------------------
               DAY RATE            EVENING RATE            NIGHT RATE
               Mon-Fri           Mon-Fri /Sat-Sun           Mon-Sun
               8AM-6PM          6PM-12Mid/8AM-12Mid        12Mid-8AM
         ---------------------------------------------------------------
         Initial   Each Add'l  Initial   Each Add'l  Initial  Each Add'l
Rate     30 Secs    1 Sec      30 Secs   1 Sec      30 Secs    1 Sec
----
Step     or Frac't or Frac't  or Frac't  or Frac't  or Frac't  or Frac't
----     --------- ---------  ---------  ---------  ---------  ---------

R

1-6         $0.1491  $0.0049     $0.1491   $0.0049      $0.1491   $0.0049

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 19
Bridgewater, NJ  08807                            Cancels Original Page 19
Issued:  Iiii                                             Effective:  Eeee

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

   (i) Canada Rate Schedule - This schedule applies to Customer Dialed calls to stations in Canada using dedicated access.

                                                       RATES

                -------------------------              -----
                          PEAK                          OFF-PEAK
                                          8AM-6PM 6PM-8AM

C

                    Initial       Each Add'l       Initial       Each Add'l
                   18 Seconds     6 Seconds      18 Seconds      6 Seconds
  Rate Mileage    or Fraction    or Fraction     or Fraction    or Fraction
  ------------    -----------    -----------     -----------    -----------
     1-4000         $0.0363        $0.0121         $0.0363        $0.0121

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                    Original Page 20
Bridgewater, NJ  08807
Issued:  January 8, 1999                       Effective:  January 9, 1999

                  ** All material on this page is new. **

7.  Rates (continued)

   (ii) Mexico Rate Schedules - These schedules apply to Customer Dialed calls to stations in Mexico using dedicated access.

    (I.) Mexico Schedule 1 Rates - The following rates are for calls to the point of connection at the international boundary.

                                                       RATES

                -------------------------              -----
                                        PEAK OFF-PEAK
                                          7AM-7PM 7PM-7AM
                ---------                 ---------------
                    Initial       Each Add'l       Initial       Each Add'l
                   18 Seconds     6 Seconds      18 Seconds      6 Seconds
  Rate Mileage    or Fraction    or Fraction     or Fraction    or Fraction
  ------------    -----------    -----------     -----------    -----------
      1-10          $0.0000        $0.0000         $0.0000        $0.0000
     11-22          $0.0000        $0.0000         $0.0000        $0.0000
     23-55          $0.0000        $0.0000         $0.0000        $0.0000
     56-124         $0.0000        $0.0000         $0.0000        $0.0000
    125-292         $0.0000        $0.0000         $0.0000        $0.0000
    293-430         $0.0000        $0.0000         $0.0000        $0.0000
    431-925         $0.0000        $0.0000         $0.0000        $0.0000
    926-3000        $0.0000        $0.0000         $0.0000        $0.0000

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 21
Bridgewater, NJ  08807                            Cancels Original Page 21
Issued:  Iiii                                             Effective:  Eeee

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

C
 .




 .
C

                                                       RATES

                   -----------------------             -----
  RATE   CLASS OF                     PEAK RATE OFF-PEAK RATE
 TABLE    SERVICE                          IP AP IP AP
 -----    -------  ------                  -----------
   1        DS     $0.25          $0.17          $0.25         $0.17
   2        DS     $0.25          $0.17          $0.25         $0.17
   3        DS     $0.25          $0.17          $0.25         $0.17
   4        DS     $0.55          $0.39          $0.55         $0.39
   5        DS     $0.55          $0.39          $0.55         $0.39
   6        DS     $0.55          $0.39          $0.55         $0.39
   7        DS     $0.68          $0.50          $0.68         $0.50
   8        DS     $0.68          $0.50          $0.68         $0.50

   (iii) Other Countries Rates - Dial Stations using dedicated access. The Peak and Off-Peak time periods for the countries listed below are as specified in AT&T Tariff F.C.C. No. 1.



N
 .

                                    Initial Period       Add'l Period

Country                             Peak    Off-Peak    Peak    Off-Peak
-------                           --------  --------  --------  --------
Belgium                          $.1734    $.1734      $.0578    $.0578
Brazil                           $.2112    $.2112      $.0704    $.0704
China, People's
Republic of                      $.4323    $.4323      $.1441    $.1441
Denmark                          $.1605    $.1605      $.0535    $.0535
Finland                          $.1779    $.1779      $.0593    $.0593
France                           $.1026    $.1026      $.0342    $.0342
Germany, Federal
Republic of                      $.1071    $.1071      $.0357    $.0357
Hong Kong                        $.1974    $.1974      $.0658    $.0658
Italy                            $.1992    $.1992      $.0664    $.0664
Norway (including
Svalbard)                        $.1026    $.1026      $.0342    $.0342
Philippines                      $.2637    $.2637      $.0879    $.0879
Portugal (including
Azores and Madeira Islands)      $.2226    $.2226      $.0742    $.0742
Singapore, Republic of           $.1647    $.1647      $.0549    $.0549
Spain (including Balearic
Islands, Canary Islands,
Ceuta and Melilla)               $.2154    $.2154      $.0718    $.0718
Sweden                           $.0969    $.0969      $.0323    $.0323
 .
N

R
N

Switzerland                      $.1113    $.1113      $.0371    $.0371
Taiwan                           $.2034    $.2034      $.0678    $.0678
United Kingdom (including
the Channel Islands, England,
Isle of Man, Northern Ireland,
Scotland and Wales)              $.0363    $.0363      $.0121    $.0121
Venezuela                        $.2100    $.2100      $.0700    $.0700

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 22
Bridgewater, NJ  08807                            Cancels Original Page 22
Issued:  Iiii                                             Effective:  Eeee

7.E.1.(c)I.(iii)  Other Countries Rates (continued)

   (iv) Canada Rate Schedule - This schedule applies to Customer Dialed calls to stations in Canada using switched access.

                                                       RATES

                -------------------------              -----
                          PEAK                          OFF-PEAK
                                          8AM-6PM 6PM-8AM

I

                    Initial       Each Add'l       Initial       Each Add'l
                   18 Seconds     6 Seconds      18 Seconds      6 Seconds
  Rate Mileage    or Fraction    or Fraction     or Fraction    or Fraction
  ------------    -----------    -----------     -----------    -----------
     1-4000         $0.0555        $0.0185         $0.0555        $0.0185

   (v) Mexico Rate Schedules - These schedules apply to Customer Dialed calls to stations in Mexico using switched access.

    (I.) Mexico Schedule 1 Rates - The following rates are for calls to the point of connection at the international boundary.

                                                       RATES

                -------------------------              -----
                                         PEAK OFF-PEAK
                                          7AM-7PM 7PM-7AM
                ---------                 ---------------
                    Initial       Each Add'l       Initial       Each Add'l
                   18 Seconds     6 Seconds      18 Seconds      6 Seconds
  Rate Mileage    or Fraction    or Fraction     or Fraction    or Fraction
  ------------    -----------    -----------     -----------    -----------
      1-10          $0.0000        $0.0000         $0.0000        $0.0000
     11-22          $0.0000        $0.0000         $0.0000        $0.0000
     23-55          $0.0000        $0.0000         $0.0000        $0.0000
     56-124         $0.0000        $0.0000         $0.0000        $0.0000
    125-292         $0.0000        $0.0000         $0.0000        $0.0000
    293-430         $0.0000        $0.0000         $0.0000        $0.0000
    431-925         $0.0000        $0.0000         $0.0000        $0.0000
    926-3000        $0.0000        $0.0000         $0.0000        $0.0000

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 23
Bridgewater, NJ  08807                            Cancels Original Page 23
Issued:  Iiii                                             Effective:  Eeee

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

C
 .




 .
C

                                                       RATES

                   -----------------------             -----
  RATE   CLASS OF                     PEAK RATE OFF-PEAK RATE
 TABLE    SERVICE                          IP AP IP AP
 -----    -------  ------                  -----------
   1        DS     $0.25          $0.17          $0.25         $0.17
   2        DS     $0.25          $0.17          $0.25         $0.17
   3        DS     $0.25          $0.17          $0.25         $0.17
   4        DS     $0.55          $0.39          $0.55         $0.39
   5        DS     $0.55          $0.39          $0.55         $0.39
   6        DS     $0.55          $0.39          $0.55         $0.39
   7        DS     $0.68          $0.50          $0.68         $0.50
   8        DS     $0.68          $0.50          $0.68         $0.50

   (vi)  Other  Countries  Rates - Dial  Stations using switched  access.  The
Peak and Off-Peak time periods for the countries listed below are as specified in AT&T Tariff F.C.C. No. 1.



N
 .

                                    Initial Period        Add'l Period

Country                               Peak Off-Peak       Peak Off-Peak
-------                           --  -------------   --  -------------
Belgium                          $.1830    $.1830      $.0610    $.0610
Brazil                           $.2205    $.2205      $.0735    $.0735
China, People's
Republic of                      $.4413    $.4413      $.1471    $.1471
Denmark                          $.1701    $.1701      $.0567    $.0567
Finland                          $.1854    $.1854      $.0618    $.0618
France                           $.1122    $.1122      $.0374    $.0374
Germany, Federal
Republic of                      $.1164    $.1164      $.0388    $.0388
Hong Kong                        $.2103    $.2103      $.0701    $.0701
Italy                            $.1836    $.1836      $.0612    $.0612
Norway (including
Svalbard)                        $.1122    $.1122      $.0374    $.0374
Philippines                      $.2751    $.2751      $.0917    $.0917
Portugal (including
Azores and Madeira Islands)      $.2322    $.2322      $.0774    $.0774
Singapore, Republic of           $.1776    $.1776      $.0592    $.0592
Spain (including Balearic
Islands, Canary Islands,
Ceuta and Melilla)               $.2250    $.2250      $.0750    $.0750
Sweden                           $.1056    $.1056      $.0352    $.0352
 .
N
R

N

Switzerland                      $.1209    $.1209      $.0403    $.0403
Taiwan                           $.2163    $.2163      $.0721    $.0721
United Kingdom (including the     $.0555    $.0555      $.0185    $.0185
Channel Islands, England, Isle
of Man, Northern Ireland,
Scotland and Wales)
Venezuela                        $.2250    $.2250      $.0750    $.0750

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                    Original Page 24
Bridgewater, NJ  08807
Issued:  January 8, 1999                       Effective:  January 9, 1999

                  ** All material on this page is new. **

7.  Rates (continued)

 H. AT&T InterSpan Frame Relay Service - Following are the AT&T InterSpan Frame Relay Service rates that apply in lieu of the rates specified in AT&T Tariff F.C.C. No. 4. The below rates are stabilized for the CT Term.

    I.                      Port Charges Table

                                                    Additional
                                     Additional     Puerto  Rico/US

        Domestic                     Hawaii         Virgin Islands
Port    Port          Global Port    Port           Port            Port
Speed   Monthly       Monthly Charge Monthly Charge Monthly         Installation
                              ------         ------
kbps    Charge                                      Charge          Charge

56/64   $  295.00      $1,395.00     $ 1,000.00     $ 1,000.00      $  800.00
1544    $2,690.00      $8,035.00     $20,000.00     $14,645.00      $1,000.00

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

                              Domestic Access Port     Domestic Access Port

       Domestic Access Port      Monthly Charge        Installation Charge
       --------------------   --------------------     --------------------
            56/64 kbps               $424.16                $800.00

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  Original Page 24.1
Bridgewater, NJ  08807
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

     (a)  Non-US Port Type I Recurring Charges Table:  Region 4


      Port          Monthly

      Speed        Charges:

      kbps         Region 4
      ----         --------
    56/64        $  323.00
      128        $  538.00
      192        $  856.00
      256        $1,232.00
      384        $1,744.00
      512        $2,156.00
      768        $2,876.00
     1024        $3,424.00
     1536        $4,382.00
     1920        $5,478.00
     1984        $5,478.00
     2048        $5,478.00

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  Original Page 24.2
Bridgewater, NJ  08807
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

     (a)  Non-US Port Type II Recurring Charges Table:  Region A

      Port          Monthly

      Speed         Charges

      kbps         Region A
      ----         --------
    56/64        $  306.00
      128        $  465.00
      192             N/A
      256        $  709.00
      384             N/A
      512        $1,052.00
      768             N/A
     1024        $1,626.00
     1536        $1,993.00
     1920        $1,993.00
     1984        $1,993.00
     2048        $1,993.00

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

               E2E PVC Recurring Charges Table: Bands 2, 17, B

     E2E       1-Way E2E    1-Way E2E    1-Way E2E
     PVC      PVC Monthly  PVC Monthly  PVC Monthly
     CIR        Charges:     Charges:     Charges:

    kbps         Band 2      Band 17       Band B
    ----         ------      -------       ------
     4        $   30.00    $   645.00   $    16.00
     8        $   48.00    $   846.00   $    22.00
    16        $   73.00    $ 1,097.00   $    34.00
    24        $   98.00    $ 1,398.00   $    42.00
    32        $  123.00    $ 1,640.00   $    50.00
    48        $  153.00    $ 2,090.00   $    58.00
 56/64        $  196.00    $ 2,370.00   $    66.50
    96        $  256.00    $ 3,183.00   $   101.00
   128        $  267.00    $ 3,586.00   $   117.00
   192        $  306.00    $ 5,039.00   $   175.00
   256        $  367.00    $ 6,004.00   $   234.00
   384        $  514.00    $ 8,907.00   $   351.00
   512        $  685.00    $11,822.00   $   467.00

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  Original Page 24.3
Bridgewater, NJ  08807
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

                                     ------
                    per PVC          $0.00

 B. Recurring Charges - The following Recurring Monthly Charges will apply for each Alaska PVC, during the CT Term.

                            Alaska PVC Charges Table

                            Alaska                              Alaska
              -
                            Two-Way                             Two-Way
                            Half Channel                        Half Channel
                            PVC                                 PVC
                            Monthly                             Monthly
  PVC CIR                   Charge       PVC CIRkbps            Charge
                            ------              ----            ------
  kbps

      4                        $36.30       448                   $543.40
      8                        $49.50       512                   $620.95
     16                        $90.20       576                   $697.95
     32                       $180.95       640                   $776.05
     48                       $270.05       704                   $853.60
  56/64                       $315.70       768                   $931.15
    128                       $346.50       832                 $1,008.70
    192                       $351.45       896                 $1,086.25
    256                       $360.80       960                 $1,164.35
    320                       $451.00      1024                 $1,241.90
    384                       $465.30

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 2nd Revised Page 25
Bridgewater, NJ  08807                         Cancels 1st Revised Page 25
Issued:  Iiii                                             Effective:  Eeee

7.  Rates (continued)

C

 I. AT&T Private Line Services - The following AT&T Private Line rates will apply during the CT Term, in lieu of those specified in AT&T Tariff F.C.C. No. 9, as amended from time to time.

  1.  ACCUNET Spectrum of Digital Services

   (a)  Inter Office Channel

                                                  MONTHLY CHARGES
                          Mileage                   PER CHANNEL
                                                -------------------
                           Band       USOC      Fixed     Per Mile
                          -------     ----      -----     ---------
 - per 9.6 kbps IOC         1+        1LNVX     $230.00     $0.29
 - per 56/64 kbps IOC       1+        1LNVX     $230.00     $0.29

  2.  AT&T ACCUNET T1.5 Service

   (a)  Inter Office Channel

                                                  MONTHLY CHARGES
                          Mileage                   PER CHANNEL
                                                -------------------
                           Band       USOC        Fixed     Per Mile
                          -------     ----        -----     ---------
 - per 1.5 Mbps IOC         1+        1LNVX     $3,500.00    $3.95

N
 .









 .
N

   (b) Office Functions - The following is stabilized for the duration of the CT Term.

  (c)  Network Protection Capability (NPC)

                                     Monthly

                    USOC             Charge

 - per Protected    APZNP     0.50 x the non-discounted
   Channel                    Monthly AT&T Accunet T1.5 Service set
                              forth in  Section 7.I.2 (a)

 Exhibit 10.24(d)


                                AT&T PROPRIETARY

                                              AT & T MA Reference No.  0004

              AT & T Contract Tariff Service Order Attachment

                                   Cover Page

CUSTOMER Legal Name ("Customer", AT&T Corp. ("AT&T")       AT&T SALES
Contact Name
("You" or "Your")

Galileo International, L.L.C.    AT&T Corp.                Bill Sarge


CUSTOMER Address                 AT&T Address              AT&T Sales
Contact Address
5350 S Valentia Way              55 Corporate Drive        7979 E Tufts
Avenue, Ste 900
Greenwood Village                Bridgewater, New Jersey 08807    Denver
CO USA                                                     Colorado USA
80111                                                      80112


CUSTOMER Contact                 AT&T Contact              AT&T Sales
Contact Information
Name:  Ellen Thelen              Mater Agreement Support Team

Telephone: 303-265-8230
Title: Purchasing Manager        Email:        mast@att.com Fax:
                                               ------------
303-265-8238
Telephone:  303-397-5499         url:             http://ma.kweb.att.com/
                                                  -----------------------
Email:  wsarge@att.com
        --------------
Fax:                             Fax:           908-658-2562      Branch
Manager:  Jack Schiefer
Email:  ellen.thelen@den.galileo.com                        Sales Strata:
        ----------------------------
Global Sales Region:  Western


CUSTOMER Billing Address         Customer Account Information
5350 S Valentia Way              Master Customer Number (MCN):
Greenwood Village
CO                               Plan ID No.
80111

This Service Order Attachment (including its agenda, if any) is an Attachment to the Master Agreement between Customer and AT&T dated December 28, 1998 and is an integral part of that Agreement.

The domestic interstate services portion of the Contract Tariff ("CT") ordered hereunder has been detariffed, and the contract between the parties shall consist of the Master Agreement and the relevant portions of the CT and referenced AT&T tariffs ("Applicable Tariffs"), as those Applicable Tariffs may be modified from time to time. In addition for such services, Section 9.2(iv) of the Master Agreement shall read as follows:

"FOR DAMAGES OTHER THAN THOSE SET FORTH ABOVE AND NOT EXCLUDED UNDER THIS AGREEMENT OR ANY ATTACHMENT, EACH PARTY'S LIABILITY SHALL BE LIMITED TO PROVEN DIRECT DAMAGES NOT TO EXCEED PER CLAIM (OR IN THE AGGREGATE DURING ANY TWELVE
(12) MONTH PERIOD) AN AMOUNT EQUAL TO THE TOTAL NET PAYMENTS PAYABLE BY YOU FOR THE APPLICABLE SERVICE UNDER THIS ATTACHMENT DURING THE THREE (3) MONTHS PRECEDING THE MONTH IN WHICH THE DAMAGE OCCURRED. THIS SECTION 9.2(iv) SHALL NOT LIMIT YOUR RESPONSIBILITY FOR THE PAYMENT OF ANY AND ALL PROPERLY DUE CHARGES UNDER THIS AGREEMENT."

The international services portion of the CT ordered hereunder is still required to be tariffed as of the date this Attachment is signed, and the tariff between the parties shall consist of the relevant portions of the CT and the Applicable tariffs, as those Applicable Tariffs may be modified from time to time. In addition, the following sections of the Master Agreement shall apply: 4, 5, 7, 9.5, 12.1 and 12.6. In the event that a court or administrative agency of competent jurisdiction determines during the Term of the CT that any of the tariffed services are not tariffable or must be detariffed, then the Detariffing provision in the Applicable Tariffs shall apply.

The order of priority in the event of inconsistency among terms shall be the CT, then the Master Agreement, and then the Applicable Tariffs.

Customer hereby places an order for:

[  ]  New AT&T Contract Tariff   [  ]  Existing AT&T Contract Tariff No.
XX  Refile of Existing AT&T Contract Tariff No. 10906
    (attachment required)               (attachment required)
(attachment required) - Amendment 4

Existing Pricing Plan Replacement/Discontinuance:

[ ] Check here and identify any AT&T CT or other AT&T pricing plan being discontinued in conjunction with this order. Also specify the CT No., Plan
  ID No. or Main Billed Account No. (Note: Charges may apply as specified in the plan being discontinued.)
  CT No.                            Plan ID No.                   Main
Billed Account No.

   SIGNATURE  BELOW BY YOUR  AUTHORIZED  REPRESENTATIVE  IS YOUR  CONSENT TO THE
        TERMS AND CONDITIONS OF THIS SERVICE ORDER ATTACHMENT.

CUSTOMER:  Galileo International, L.L.C.                   AT&T CORP.

By:  /s/ Ron Thornhill                                By:  /s/ R. J.
Paliseno
(Authorized Signature)                                (Authorized
Signature)

Ron Thornhill                                         R.J. Paliseno
(Typed or Printed Name)                               (Typed or Printed
Name)

Sr. Vice President, Network Services                        District
Manager
(Title)                                               (Title)

August 9, 2000                                        8-11-00
(Date)                                                (Date)



                                                AT&T MA Reference No.  0004


    AT&T CONTRACT TARIFF SERVICE ORDER ATTACHMENT TERMS AND CONDITIONS

1. If during the term of this Agreement any of the services AT&T provides to CUSTOMER under this Agreement chronically fail to meet the service objectives set forth in the applicable AT&T Technical Publications because of failures in the AT&T network and CUSTOMER notifies AT&T of such failure, AT&T will pursue all reasonable efforts to expeditiously correct the failure. In addition AT&T will have in place a plan to escalate the reporting of such service problems to AT&T's senior management. If AT&T fails to remedy such service  problem  in a  reasonable  amount  of time and  CUSTOMER  thereafter disconnects the services experiencing the problem, as a result of which CUSTOMER will be unable to meet its commitments under the CT, AT&T agrees to negotiate in good faith with CUSTOMER to develop a mutually agreeable resolution. It is agreed, however, that CUSTOMER must give AT&T written notice of its intent to invoke this Section at least ninety (90) days before end of the monitoring period during which the service problem occurred. If the parties reach mutual agreement on an alternative, AT&T will prepare and file any necessary tariff revisions and/or the parties will sign a contractual amendment to implement any mutually agreeable alternative proposal, subject to all applicable legal and regulatory requirements. Notwithstanding anything contained herein to the contrary, in the event such chronic network outage results in the Customer's inability to meet the MARC for current year of the CT Term, Customer may elect to reduce the MARC for the remainder of the CT Term by the undiscounted amount of the affected contributing service which experienced the chronic outage. Customer must give AT&T thirty days written notice of its intent to reduce the MARC.

2. AT&T will provide a written report quarterly and review with CUSTOMER the status of CUSTOMER's revenue, volume and monitoring condition commitments and requirements, taken as a whole, for periods that have previously been billed by AT&T for the Attachment Term year in which the review occurs. In the course of such quarterly reviews, AT&T and CUSTOMER may further discuss other matters of mutual interest, including, but not limited to, the performance of the Services, the adequacy of AT&T resources in the provisioning and support of CUSTOMER's use of the Services, new or improved AT&T services and features, and CUSTOMER's anticipated future requirements.

3. The parties acknowledge that federal and state regulatory and legislative actions may introduce new competitive alternatives into the telecommunications marketplace, which may affect the continued competitiveness of Services provided under this Agreement. Accordingly, if authorized in and pursuant to the procedures specified in an Attachment, the parties shall agree to meet on an annual basis to discuss such competitive service alternatives and other technological or marketplace developments. AT&T and CUSTOMER will cooperate in efforts to develop a mutually agreeable proposal that will satisfy the concerns of both parties and comply with all applicable legal and regulatory requirements. By way of example and not limitation, alternative proposals may include changes in rates, nonrecurring charges, revenue and/or volume commitments, discounts, the term of the Attachment and other provisions. If the parties reach mutual agreement on an alternative, AT&T will prepare and file any necessary tariff revisions and/or the parties will sign a contractual amendment to implement any mutually agreeable alternative proposal, subject to all applicable legal and regulatory requirements. This provision does not constitute a waiver of any charges, including shortfall charges, or any terms and conditions applicable to CUSTOMER, prior to the time the parties mutually agree to amend or replace the affected Attachment.

   As pertains to CT 10906, if the parties are unable to reach mutual agreement on an alternative proposal, then CUSTOMER may, at its option, on a one-time basis, reduce the Minimum Annual Revenue Commitment (MARC) in CT 10906 by 10% for any remaining years of CT 10906; provided that the MARC may not be reduced below $18,700,000. CUSTOMER may make this election to reduce the MARC only once during any 12 month rolling period. AT&T will file any necessary tariff revisions, subject to all applicable legal and regulatory requirements and restrictions (including, without limitation, those of the FCC and the Communications Act of 1934, as amended), to implement any agreed to changes to CT 10906 or modification of CUSTOMER's Minimum Annual Revenue Commitment in CT 10906.

4. For purposes of clarifying Section 4 of the CT, increases associated with payphone use charges and PICC charges will be implemented in a manner that is no less favorable to the customer than the manner in which such increases are generally implemented in the Applicable Tariffs.

5. For purposes of this Agreement, the alternative communication capabilities designated by AT&T in accordance with Section 3 of the CT is as follows (please check all that apply):

            X     AT&T       Asynchronous       Transfer       Mode       &
Frame/Relay/Asynchronous   Transfer  Mode   (excluding   Switched   Virtual
Circuits)
            [  ]  AT&T Frame Relay Plus
            X     AT&T WorldNet(R) Managed Internet Service

            [  ]  AT&T  WorldNet(R)  Managed  Internet  Service  -  Burstable
Service

            [  ]  AT&T WorldNet(R) Virtual Private Network Service
            X     AT&T WorldNet(R) Business Dial Service
            X     AT&T Teleconference Service Options

            X     AT&T Concert VNS
            [  ]  AT&T Concert Inbound Service
            X     AT&T Wireless CDA





                                Printed in U.S.A.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                              1st Revised Title Page
Bridgewater, NJ  08807                         Cancels Original Title Page
Issued:  Iii                                               Effective:  Eee
                             Original Tariff Effective:  January 9, 1999

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

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  4th Revised Page 1
Bridgewater, NJ  08807                          Cancels 3rd Revised Page 1
Issued:  Iii                                               Effective:  Eee

                            CONTRACT TARIFF NO. 10906

                                   CHECK SHEET

The Title Page and Pages 1 through 28 inclusive of this tariff are effective as of the date shown. Original and revised pages as named below contain all changes from the original tariff pages that are in effect on the date shown.

          Number         of          Revision          Number         of

Revision                  Number of Revision

Page      Except     as      Indicated      Page      Except     as
----      ----------------------------      ----      ------------------
Indicated          Page    Except as Indicated

Title                               1st*                              11
1st*                  22             1st*
1                                4th*                                 12
1st*                  23             1st*
4                                1st*                                 13
1st*                  24             1st*
5                               1st*                                13.1
Orig*                 24.0           Orig*
5.1                               Orig*                               14
2nd*                  24.1           1st*
                                     14.1            Orig*
6                                1st*                                 15
2nd*                  24.2           1st*
6.1                               Orig*                               16
3rd*                  24.3           1st*
7                               3rd*                                16.1
Orig*                 25             2nd*
8                                1st*                                 17
2nd*                  26             Orig*
9                                2nd*                                 18
1st*                  27             Orig*
10                                1st*                                19
1st*                  28             Orig*
                                     21              1st*

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
Issued:  Iii                                               Effective:  Eee

                            CONTRACT TARIFF NO. 10906

1.  Services Provided

 A.  AT&T  Software  Defined  Network (SDN) Services (AT&T Tariff F.C.C.
No. 1)

N
N

 B. AT&T Concert Virtual Network Service (Concert VNS) and Concert Inbound Service (Concert IS) (AT&T Tariff F.C.C. No. 1)

T

 C.  AT&T 800 Services (AT&T Tariff F.C.C. Nos. 2 and 14)

T

 D.  AT&T Private Line Services (AT&T Tariff F.C.C. No. 9)

The  International  AT&T Private Line  Services to Canada and Mexico  consist of
IOCs  and  associated   components  which  include  Office   Functions,   Office
Connections and Channel Options.

T

 E.  AT&T InterSpan Frame Relay Service (FRS)(AT&T Tariff F.C.C. No. 4)

T

 F.  AT&T International Satellite Service (AT&T Tariff F.C.C. No. 7)

T

 G.  AT&T Local Channel Services (AT&T Tariff F.C.C. No. 11)

T

 H.  AT&T Conference Services (AT&T Tariff F.C.C. No. 1)

The Customer must identify with each order for AT&T Conference Services that such services are to be provided under this Contract Tariff.

C

2. Contract Term; Renewal Options - The term of this Contract Tariff (CT) is 6 years and 6 months. This CT may be renewed in its entirety for an additional 1 year period at the rates, terms and conditions then in effect under this CT, provided AT&T receives in writing, the Customer's order to renew at least 45 days prior to the last day of the initial term. The Minimum Total Revenue Commitments (MTRC) for the renewal term is $12,500,000. Provided the customer has met the MTRC for the renewal term, Customer may discontinue this CT upon thirty days written notice at any time during the renewal term.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  1st Revised Page 5
Bridgewater, NJ  08807                             Cancels Original Page 5
Issued:  Iii                                               Effective:  Eee

3.  Minimum Commitments/Charges

C

 .
C

 A. Minimum  Annual Revenue  Commitment - The Minimum Annual Revenue  Commitment
(MARC) for the AT&T Services provided under this CT is as follows:

C
 .

 .
C

CT TERM YEAR          YEAR 1        YEAR 2        YEAR 3        YEAR 4
MARC               $40,000,000    $25,000,000   $25,000,000   $25,000,000

CT TERM YEAR         YEAR 5         YEAR 6     Months 73-78
MARC               $25,000,000   $25,000,000    $12,500,000

N
 .













 .
N

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

C

The MARC will be satisfied by the "MARC-eligible charges" which are the total of the following charges:

C

 .
C

C

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

C
C

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

C

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
Issued:  Iii                                               Effective:  Eee

T

3.A.  Minimum Annual Revenue Commitment (continued)

M
C

(4) the undiscounted recurring charges for AT&T InterSpan Frame Relay Service and AT&T Regional Frame Relay;

M
M
C

(5)  the   undiscounted   recurring   charges  for  AT&T   International
Satellite Service consisting of: AT&T International Satellite Shared Earth Station Service-Half Channel;

M
 .









 .
M

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
Issued:  Iii                                               Effective:  Eee

3.A.  Minimum Annual Revenue Commitment (continued)

C

C

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

N

 .
 .
N

(9) alternative communications capabilities, which have been ordered under a separate contract between the Customer and AT&T, and which have been designated by AT&T in writing to the Customer prior to the Customer signing an order for this Contract Tariff.

N

 .
 .
N

(10) the undiscounted recurring charges incurred by the Customer for AT&T ACCU-Ring Network Access Service which have been ordered under a separate contract between the Customer and AT&T, excluding Special Construction Charges and Individual Case Basis contracts.

N

 .
 .
N

In the event of a chronic network outage for Service Provided under this CT, which results in the Customers inability to meet the MARC for current year of the CT Term, Customer may elect to reduce the MARC for the remainder of the CT Term by the undiscounted amount of the affected contributing service which experienced the chronic outage. Customer must give AT&T thirty days written notice of its intent to reduce the MARC.

C
 .

 .
C

If, on any anniversary of the TSD and at the end of the CT Term or renewal term, the Customer has failed to satisfy the MARC/MTRC, the Customer will be billed a shortfall charge in an amount equal to 50% of the difference between the MARC and the total of the actual MARC-eligible charges incurred for that year, or the last 6-month period of the CT Term, as applicable.

C

 .
 .
 .
C

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
Issued:  Iii                                               Effective:  Eee

M
 .




 .
M

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

C
 .





 .
C

                                                                        Discount

                                                           applied to
                                                                   International

                               Discount applied to         SDN Usage &
                               Domestic SDN and Domestic   Concert VNS
For Gross Monthly              & International 800         GMUCs (U.S. to
Usage Charges of:              Services Usage              foreign)
----------------               -----------------           --------
Between $0 and $999,999,999               43.0%                 38.0%
over $999,999,999                         00.0%                 00.0%






































   Certain material on this page formerly appeared on Page 6.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  3rd Revised Page 7
Bridgewater, NJ  08807                          Cancels 2nd Revised Page 7
Issued:  Iii                                               Effective:  Eee

5.  Discounts (continued)

 B.  AT&T Private Line and AT&T Local Channel Services

  1. The Customer will receive the following discounts, each month, in lieu of the MultiService Volume Pricing Plan (MSVPP) discounts. These discounts will be applied in the same manner as the MSVPP discounts as specified in AT&T Tariff F.C.C. Nos. 9 and 11, as amended from time to time.

C
 .







 .
C

D
 .

















 .
D

   Service Components Discount Domestic ASDS 9.6/56/64 kbps 46% Domestic ASDS 128 kbps and above 54% Domestic DDS 63% Domestic ACCUNET T1.5 70% Domestic ACCUNET T32 65% Domestic ACCUNET T45 65% Domestic ACCUNET Fractional T45 70% AT&T VGLCs and AT&T DDLCs at speeds of 9.6 kbps & below 40% AT&T DDLCs at speeds of 56/64 kbps 40% AT&T ACCUNET GDA at speeds of 9.6/56/64 kbps 40% AT&T Terrestrial 1.544 Mbps Local Channel Service 38% (excluding the components in Section 5.C., following)

  2.

N
 .

 .
N

  3. The Customer will receive the following discounts, each month, on the Monthly Recurring Charges for which is in lieu of any other discounts.

   Service Components                                        Discount
   --------------------------------                          --------
   AT&T Terrestrial 45 Mbps Local Channels                      28%

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  1st Revised Page 8
Bridgewater, NJ  08807                             Cancels Original Page 8
Issued:  Iii                                               Effective:  Eee

5.  Discounts (continued)

 C. AT&T Terrestrial 1.544 Mbps Local Channel Services - The Customer will receive the following discounts, each month, on the Monthly Recurring Charges for AT&T Terrestrial 1.544 Mbps Local Channels and the associated Access Coordination Functions included in this Section which are in lieu of the discounts specified in Section 5.B., preceding.

D

 .
D
C

  Service Components                                             Discount

  24 Channel  Terrestrial  1.544 Mbps  Local  Channels  under an    38%
  Access Value Plan (AVP)** and associated  Access  Coordination
  Function

D
 .








 .
D

** An AVP is available to Customers that connect their AT&T Terrestrial 1.544 Mbps Local Channel Service to an AT&T Switched Service or multiplexor provided under this Contract Tariff. An AVP allows the Customer the use of all of the 24 channels in an AT&T Terrestrial 1.544 Mbps Local Channel.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  2nd Revised Page 9
Bridgewater, NJ  08807                          Cancels 1st Revised Page 9
Issued:  Iii                                               Effective:  Eee

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

D
 .







 .
D

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 10
Bridgewater, NJ  08807                            Cancels Original Page 10
Issued:  Iii                                               Effective:  Eee

5.  Discounts (continued)

 E.  AT&T  International  Satellite and International  AT&T Private Line
Services

  1. The Customer will receive the following discounts each month on the undiscounted recurring charges for service components for AT&T International Satellite Service and International AT&T Private Line Services provided under this CT.

C
D
C

D

  Service Components                                               Discount
  --------------------------------------------------------------   --------
  International Voice Grade Private Line Service-Overseas Half        30%
  Channel
  International ACCUNET T1.5 Service-Canada                           50%
  International ACCUNET T1.5 Service-Mexico                           50%
  International ACCUNET T45 Service-Canada                            50%
  International ACCUNET 2.048 Mbps Service-Mexico                     50%
  International ASDS Canada-64 kbps and below                         30%
  International ASDS Canada-128 kbps and above                        40%
  International ASDS-Mexico-64 kbps and below                         30%
  International ASDS-Mexico-128 kbps and above                        40%
  International DDS-Canada                                            40%
  International DDS-Mexico                                            40%
  International ACCUNET Digital Services-Half Channel                 50%

  International Satellite Shared Earth Station Service-Half           45%
  Channel


  2. The Customer will receive a 40% discount, each month, on AT&T International Full Channel Service-Overseas which are in lieu of any other discounts.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 11
Bridgewater, NJ  08807                            Cancels Original Page 11
Issued:  Iii                                               Effective:  Eee

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

C

Total Monthly Charges                             Discount

$0 up to $200,000                                     0%
over $200,000 up to $300,000                          3%
over $300,000 up to $400,000                          5%
over $400,000 up to $500,000                         10%
over $500,000                                        12%

C
 .

 .
C

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
Issued:  Iii                                               Effective:  Eee

6.  Classifications, Practices and Regulations

 A. Except as otherwise provided in this CT, the rates and regulations that apply to the Services Provided specified in Section 1., preceding, are as set forth in the Applicable AT&T Tariffs that are referenced in Section 1., preceding, as such tariffs are amended from time to time.

C

 .
 .
C


D
 .












 .
D

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 13
Bridgewater, NJ  08807                            Cancels Original Page 13
Issued:  Iii                                               Effective:  Eee

6.  Classifications, Practices and Regulations (continued)

C
 .


 .
C

 C.  Promotions, Credits and Waivers - The  Customer is  ineligible  for any promotions, credits or waivers for the Services Provided under this CT, which are filed or which may be filed in the AT&T Tariffs specified in Section 1., preceding, except for the Advanced 800 Feature Routing Plan Option as specified in AT&T Tariff F.C.C. No. 2, as amended from time to time.















C

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

  1.  Nonrecurring Charges

   (a) The SDN Service Establishment Charge, not to exceed $10,000 over the CT Term.

   (b) The Service Establishment Charges for new AT&T MEGACOM 800 Services Routing Arrangements.

   (c)  The   Installation  Charge  for  Primary  Rate  Interface  (PRI)
Office Functions.
   (d)  Network   Remote   Access  (NRA)   Options:   The   nonrecurring
        ------------------------------------------
Installation Charges for NRA I, II, and IV.


C

 .
 .
C

   (e) The Installation Charges for ASDS, ACCUNET T1.5, ACCUNET T32, ACCUNET T45 and ACCUNET Fractional T45 Services MSVPP-eligible service components and associated Function Connections. For Years 1-3 following TSD, the minimum period of 12 months does not apply if the Customer elects to continue the components in other AT&T services.

C

 .
C

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

C

 .
 .
C

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
Issued:  Iii                                               Effective:  Eee

T

6.C.1.  Nonrecurring Charges (continued)

M
 .





 .
M

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

   Certain regulations on this page formerly appeared on Page 13.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 2nd Revised Page 14
Bridgewater, NJ  08807                         Cancels 1st Revised Page 14
Issued:  Iii                                               Effective:  Eee

T

N
 .


 .
N

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

   (m)  The Installation Charges for AT&T Concert Inbound Services.

  2.  Recurring Charges

   (a)  50% of the PRI Office Function recurring Monthly Charge.
   (b) The recurring Monthly Charges for each ACCUNET T1.5 Access Connection, M-24 Multiplexing Office Functions and ASDS and DDS Access Connections as specified in AT&T Tariff F.C.C. No. 9, as amended from time to time, and Access Coordination Functions as specified in AT&T Tariff F.C.C. No. 11, as amended from time to time, associated with AT&T Terrestrial 1.544 Mbps Local Channel Services, 64 kbps and below ACCUNET GDA and Voice Grade Local Channel Services and 64 kbps and below DDLC Services provided under this CT, provided such service components are associated directly with the Services provided under this CT. There is no minimum retention period associated with this waiver.

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

N
 .




 .
N

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

   Certain regulations previously found on this page can now be found on Page 14.1

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  Original Page 14.1
Bridgewater, NJ  08807
Issued:  Iii                                               Effective:  Eee

           ** All material on this page has been deleted. **

   Certain regulations on this page formerly appeared on Page 14.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 2nd Revised Page 15
Bridgewater, NJ  08807                         Cancels 1st Revised Page 15
Issued:  Iii                                               Effective:  Eee

6.C.4.  Credits (continued)

   (a)

D

C

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

D
 .






 .
D

   (d)











D
D

   (e)

D
 .


 .
D

   (f)

C
C

C

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

N

 .
 .
N

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
Issued:  Iii                                               Effective:  Eee

T

6.  Classifications, Practices and Regulations (continued)

M
 .







 .
M
C
 .

 .
C

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

D
 .




 .
D

  2.

N
 .





 .
N

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

N
 .




 .
N

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

T
C
 .






 .
C

  4. If the Customer discontinues this CT for any reason other than specified in Sections 6.D.1.,6.D.3, and 6.D.3.a above, prior to the expiration of the CT Term, a Termination Charge will apply. If the Customer discontinues during Years 1 through 6 of the CT Term, the Termination Charge will be an amount equal to the sum of (1) 35% of the unsatisfied MARC for the year in which the Customer discontinues this CT plus (2) 35% of the MARC for each year remaining in the CT Term plus (3) 35% of the unsatisfied MARC for the last 6-month period of the CT Term. If the Customer discontinues during the last 6-month period of the CT Term, the Termination Charge will be an amount equal to 35% of the unsatisfied MARC for the last 6-month period of the CT Term. However, the Customer will also be billed an amount as specified in Sections 6.C.4.(c), preceding.

   Certain regulations on this page formerly appeared on Page 15.
  Certain material previously found on this page can now be found on Page 16.1.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                  Original Page 16.1
Bridgewater, NJ  08807
Issued:  Iii                                               Effective:  Eee

T

6.  Classifications, Practices and Regulations (continued)

T

 E.  Other Requirements

T
M
 .








 .
M

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

M
 .


 .
M
C
M
M

 F. Availability - This Contract Tariff is available only to Customers who: (1) concurrently order this CT only once, either by the Customer or any Affiliate of the Customer, which is any entity that owns a controlling interest in either the Customer or an Affiliate of the Customer, or any entity in which a controlling interest is owned by either the Customer or an Affiliate of the Customer and (2) ordered service in a previous availability period or who orders service within 30 days after (TED####) for initial installation of the Services Provided under this CT within 30 days after the date ordered.

   Certain material on this page formerly appeared on Page 16.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 2nd Revised Page 17
Bridgewater, NJ  08807                         Cancels 1st Revised Page 17
Issued:  Iii                                               Effective:  Eee

7.  Rates

C

 A. SDN Rate Schedules - The rates listed below apply for all Mileages & Bands and for all rate periods and are stabilized for the CT Term.

C
C
C
N
 .

 .
N

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

D
 .

 .
D

C

 B. AT&T 800 Service Rate Schedules - The rates listed below apply for all Service Areas and for all rate periods and are stabilized for the CT Term.

C
C

                                           Per Hour of Use

AT&T MEGACOM 800 Service-Domestic          $4.16
AT&T 800 READYLINE Service-Domestic        $6.94

D

 .
 .
D

N
 .

 .
N

  1. AT&T Automatic Number Identification (ANI)/Charge Number Service - The following Usage Charge will apply during the CT Term.

                                                                    Usage Charge

      - per caller number information delivered         $.005

N
 .

 .
N

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
Issued:  Iii                                               Effective:  Eee

7.  Rates (continued)

N

T

 C.  AT&T MEGACOM 800 Service-International

  1. AT&T MEGACOM 800 Service-Canada - The following rates for Canada are stabilized for the CT Term.


RATES

               DAY        RATE         EVENING         RATE        NIGHT
RATE

               Mon-Fri                 Mon-Fri                  /Sat-Sun
Mon-Sun
               8AM-6PM       6PM-12Mid/8AM-12Mid        12Mid-8AM
         ---------------------------------------------------------------

         Initial   Each   Add'l   Initial   Each  Add'l   Initial   Each
Add'l
Rate     30 Secs    1 Sec      30 Secs   1 Sec      30 Secs    1 Sec
----
Step  or   Frac't   or  Frac't  or  Frac't  or  Frac't  or  Frac't  or
----  -----------   ----------  ----------  ----------  ----------  ----
Frac't
------

C

1-6         $0.1228   $0.0041    $0.1228  $0.0041    $0.1228     $0.0041


N

 .
 .
N

  2.  AT&T MEGACOM 800 Services-Overseas

                                 Initial   Each Additional Second
-----------------------------------------------------------------
    Country/Area               30 Seconds   or Fraction Thereof
---------------------------------------------------------------
United Kingdom                    $0.1830           $0.0061

N

T

 D.  AT&T 800 READYLINE Service-International

  1. AT&T 800 READYLINE Service-Canada - The following rates for Canada are stabilized for the CT Term.


RATES

               DAY        RATE         EVENING         RATE        NIGHT
RATE

               Mon-Fri                 Mon-Fri                  /Sat-Sun
Mon-Sun
               8AM-6PM       6PM-12Mid/8AM-12Mid        12Mid-8AM
         ---------------------------------------------------------------

         Initial   Each   Add'l   Initial   Each  Add'l   Initial   Each
Add'l
Rate     30 Secs    1 Sec      30 Secs   1 Sec      30 Secs    1 Sec
----
Step  or   Frac't   or  Frac't  or  Frac't  or  Frac't  or  Frac't  or
----  -----------   ----------  ----------  ----------  ----------  ----
Frac't
------

C

1-6         $0.1491  $0.0049     $0.1491   $0.0049      $0.1491   $0.0049

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 19
Bridgewater, NJ  08807                            Cancels Original Page 19
Issued:  Iii                                               Effective:  Eee

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

   (i) Canada Rate Schedule - This schedule applies to Customer Dialed calls to stations in Canada using dedicated access.

                                                       RATES
                -------------------------              -----
                          PEAK                          OFF-PEAK
                                          8AM-6PM 6PM-8AM

C
D
 .




 .
D

                    Initial       Each Add'l       Initial       Each Add'l
                   18 Seconds     6 Seconds      18 Seconds      6 Seconds
  Rate Mileage    or Fraction    or Fraction     or Fraction    or Fraction
  ------------    -----------    -----------     -----------    -----------
     1-4000         $0.0363        $0.0121         $0.0363        $0.0121

 AT&T COMMUNICATIONS                             contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 21
Bridgewater, NJ  08807                            Cancels Original Page 21
Issued:  Iii                                               Effective:  Eee

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

C
C
C

                                                       RATES
                   -----------------------             -----
  RATE   CLASS OF                     PEAK RATE OFF-PEAK RATE
 TABLE    SERVICE                          IP AP IP AP
 -----    -------  ------                  -----------
  1-3       DS         $0.19          $0.14          $0.19        $0.14
  4-6       DS         $0.52          $0.39          $0.52        $0.39
  7-8       DS         $0.68          $0.50          $0.68        $0.50

   (iii)  Other   Countries   Rates - Dial   Stations  using   dedicated
access. The Peak and Off-Peak time periods for the countries listed below are as specified in AT&T Tariff F.C.C. No. 1.



C

                                    Initial Period       Add'l Period

Country                             Peak    Off-Peak    Peak    Off-Peak
-------                           --------  --------  --------  --------
United Kingdom (including         $0.0363   $0.0363   $0.0121   $0.0121
the Channel Islands, England,
Isle of Man, Northern Ireland,
Scotland and Wales)

N
 .





















 .
N

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
Issued:  Iii                                               Effective:  Eee

7.E.1.(c)I.(iii)  Other Countries Rates (continued)

   (iv) Canada Rate Schedule - This schedule applies to Customer Dialed calls to stations in Canada using switched access.

                                                       RATES
                -------------------------              -----
                          PEAK                          OFF-PEAK
                                          8AM-6PM 6PM-8AM

C
D
 .




 .
D

                    Initial       Each Add'l       Initial       Each Add'l
                   18 Seconds     6 Seconds      18 Seconds      6 Seconds
  Rate Mileage    or Fraction    or Fraction     or Fraction    or Fraction
  ------------    -----------    -----------     -----------    -----------
     1-4000         $0.0555        $0.0185         $0.0555        $0.0185









   (v) Mexico Rate Schedules - These schedules apply to Customer Dialed calls to stations in Mexico using switched access.

    (I.) Mexico Schedule 1 Rates - The following rates are for calls to the point of connection at the international boundary.

                                                       RATES
                -------------------------              -----
                                         PEAK OFF-PEAK
                                          7AM-7PM 7PM-7AM
                ---------                 ---------------
                    Initial       Each Add'l       Initial       Each Add'l
                   18 Seconds     6 Seconds      18 Seconds      6 Seconds
  Rate Mileage    or Fraction    or Fraction     or Fraction    or Fraction
  ------------    -----------    -----------     -----------    -----------
      1-10          $0.0000        $0.0000         $0.0000        $0.0000
     11-22          $0.0000        $0.0000         $0.0000        $0.0000
     23-55          $0.0000        $0.0000         $0.0000        $0.0000
     56-124         $0.0000        $0.0000         $0.0000        $0.0000
    125-292         $0.0000        $0.0000         $0.0000        $0.0000
    293-430         $0.0000        $0.0000         $0.0000        $0.0000
    431-925         $0.0000        $0.0000         $0.0000        $0.0000
    926-3000        $0.0000        $0.0000         $0.0000        $0.0000

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 23
Bridgewater, NJ  08807                            Cancels Original Page 23
Issued:  Iii                                               Effective:  Eee

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

C
C
C

                                                       RATES
                   -----------------------             -----
  RATE   CLASS OF                     PEAK RATE OFF-PEAK RATE
 TABLE    SERVICE                          IP AP IP AP
 -----    -------  ------                  -----------
  1-3       DS         $0.19          $0.14          $0.19        $0.14
  4-6       DS         $0.52          $0.39          $0.52        $0.39
  7-8       DS         $0.68          $0.50          $0.68        $0.50

   (vi) Other Countries Rates - Dial Stations using switched access. The Peak and Off-Peak time periods for the countries listed below are as specified in AT&T Tariff F.C.C. No. 1.



C

N
 .




















 .
N

                                    Initial Period        Add'l Period

Country                               Peak Off-Peak       Peak Off-Peak
-------                           --  -------------   --  -------------
United Kingdom (including the     $.0555    $.0555    $.0185    $.0185
Channel Islands, England, Isle
of Man, Northern Ireland,
Scotland and Wales)
Belgium                          $.1392    $.1392      $.0464    $.0464
Brazil                           $.2031    $.1392      $.0677    $.0677
China, People's
Republic of                      $.2988    $.2988      $.0996    $.0996
Denmark                          $.1392    $.1392      $.0464    $.0464
Finland                          $.1392    $.1392      $.0464    $.0464
France                           $.1089    $.1089      $.0363    $.0363
Germany, Federal
Republic of                      $.1089    $.1089      $.0363    $.0363
Hong Kong                        $.1644    $.1644      $.0548    $.0548
Italy                            $.1209    $.1209      $.0403    $.0403
Norway (including
Svalbard)                        $.1122    $.1122      $.0374    $.0374
Philippines                      $.2127    $.2127      $.0709    $.0709
Portugal (including
Azores and Madeira Islands)      $.1392    $.1392      $.0464    $.0464
Singapore, Republic of           $.1500    $.1500      $.0500    $.0500
Spain (including Balearic
Islands, Canary Islands,
Ceuta and Melilla)               $.1353    $.1353      $.0451    $.0451
Sweden                           $.1107    $.1107      $.0369    $.0369
Switzerland                      $.1107    $.1107      $.0369    $.0369
Taiwan                           $.1788    $.1788      $.0596    $.0596
Venezuela                        $.1839    $.1839      $.0613    $.0613

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 1st Revised Page 24
Bridgewater, NJ  08807                            Cancels Original Page 24
Issued:  Iii                                               Effective:  Eee

7.  Rates (continued)

T

 F. AT&T InterSpan Frame Relay Service - Following are the AT&T InterSpan Frame Relay Service rates that apply in lieu of the rates specified in AT&T Tariff F.C.C. No. 4. The below rates are stabilized for the CT Term.

C
 .
















 .
C

    I.(a)                   Port Charges Table

                                               Additional
                                  Additional   Puerto  Rico/US

        Domestic                  Hawaii       Virgin Islands  Port
Port    Port                      Port         Port            Installa-
Speed   Monthly                   Monthly      Monthly         tion
kbps    Charge                    Charge       Charge          Charge
----    ------                    ------       ------          ------
  56    $  250.00                 $  500.00    $  500.00       $  500.00
  64    $  250.00                 $  575.00    $  575.00       $  575.00
 128    $  470.00                 $1,250.00    $1,250.00       $1,250.00
 192    $  520.00                 $2,060.00    $2,060.00       $2,060.00
 256    $  550.00                 $2,870.00    $2,870.00       $2,870.00
 320    $  760.00                 $3,530.00    $3,530.00       $3,530.00
 384    $  820.00                 $4,200.00    $4,200.00       $4,200.00
 448    $  950.00                 $4,720.00    $4,720.00       $4,720.00
 512    $1,040.00                 $5,250.00    $5,250.00       $5,250.00
 576    $1,170.00                 $5,590.00    $5,590.00       $5,590.00
 640    $1,230.00                 $5,930.00    $5,930.00       $5,930.00
 704    $1,270.00                 $6,280.00    $6,280.00       $6,280.00
 768    $1,300.00                 $6,620.00    $6,620.00       $6,620.00
1544    $2,090.00                 $7,170.00    $7,170.00       $7,170.00

N
 .

























 .
N

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
Issued:  Iii                                               Effective:  Eee

T

7.F.I.(b)  Permanent Virtual Circuits(continued)

M
 .
    II. FRS Domestic Access Port Charges - When the service components specified below are ordered together as a unit at the same location, the Customer will be billed the following in lieu of the individual service component charges:

   (b) Domestic Access Port (a Domestic Access Port consists of one Domestic Port, one Access Connection, one Digital Local Channel, and one Access Coordination Function).

 .
M
C

                              Domestic   Access  Port  Domestic   Access

Port

       Domestic   Access   Port   Monthly   Charge       Installation
Charge

            56/64 kbps               $424.16                   $800.00











































   Certain material on this page fornmerly appeared on Page 24.

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                               1st Revised Page 24.1
Bridgewater, NJ  08807                          Cancels Original Page 24.1
Issued:  Iii                                               Effective:  Eee

T

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

C

N
 .













 .
N

     (a)  Non-US Port Type I Recurring Charges Table:
Regions 6, 16, 26

      Port          Monthly        Monthly        Monthly

      Speed        Charges:       Charges:       Charges:
      kbps         Region 6       Region 16      Region 26
      ----         --------       ---------      ---------
    56/64        $  323.00      $  323.00      $  323.00
      128        $  538.00      $  538.00      $  538.00
      192        $  856.00      $  856.00      $  856.00
      256        $1,232.00      $1,232.00      $1,232.00
      384        $1,744.00      $1,744.00      $1,744.00
      512        $2,156.00      $2,156.00      $2,156.00
      768        $2,876.00      $2,876.00      $2,876.00
     1024        $3,424.00      $3,424.00      $3,424.00
     1536        $4,382.00      $4,382.00      $4,382.00
     1920        $5,478.00      $5,478.00      $5,478.00
     1984        $5,478.00      $5,478.00      $5,478.00
     2048        $5,478.00      $5,478.00      $5,478.00

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                               1st Revised Page 24.2
Bridgewater, NJ  08807                          Cancels Original Page 24.2
Issued:  Iii                                               Effective:  Eee

T

7.F.III.A.  Non-US Port (continued)

   2. Non-US Port Type II - Provides connection capability within a single country. The following Monthly Recurring Charges for Non-US Ports Type II will apply during the CT Term.

     (a)  Non-US Port Type II Recurring Charges Table:  Region A

      Port          Monthly

      Speed         Charges

      kbps         Region A
      ----         --------
    56/64        $  306.00
      128        $  465.00
      192             N/A
      256        $  709.00
      384             N/A
      512        $1,052.00
      768             N/A
     1024        $1,626.00
     1536        $1,993.00
     1920        $1,993.00
     1984        $1,993.00
     2048        $1,993.00

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

C

C

             E2E PVC Recurring Charges Table: Bands 1, 6, B

     E2E       1-Way E2E    1-Way E2E    1-Way E2E
     PVC      PVC Monthly  PVC Monthly  PVC Monthly
     CIR        Charges:     Charges:     Charges:

    kbps         Band 1       Band 6       Band B
    ----         ------       ------       ------
     4        $   30.00    $   645.00   $    16.00
     8        $   48.00    $   846.00   $    22.00
    16        $   73.00    $ 1,097.00   $    34.00
    24        $   98.00    $ 1,398.00   $    42.00
    32        $  123.00    $ 1,640.00   $    50.00
    48        $  153.00    $ 2,090.00   $    58.00
 56/64        $  196.00    $ 2,370.00   $    66.50
    96        $  256.00    $ 3,183.00   $   101.00
   128        $  267.00    $ 3,586.00   $   117.00
   192        $  306.00    $ 5,039.00   $   175.00
   256        $  367.00    $ 6,004.00   $   234.00
   384        $  514.00    $ 8,907.00   $   351.00
   512        $  685.00    $11,822.00   $   467.00

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                               1st Revised Page 24.3
Bridgewater, NJ  08807                          Cancels Original Page 24.3
Issued:  Iii                                               Effective:  Eee

T

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

                                     Charge
                                     ------
                    per PVC          $0.00

 B. Recurring Charges - The following Recurring Monthly Charges will apply for each Alaska PVC, during the CT Term.

                            Alaska PVC Charges Table

                            Alaska                              Alaska
              -
                            Two-Way                             Two-Way
                            Half Channel                        Half Channel
                            PVC                                 PVC
                            Monthly                             Monthly
  PVC CIR                   Charge       PVC CIRkbps            Charge
                            ------              ----            ------
  kbps

      4                        $36.30       448                   $543.40
      8                        $49.50       512                   $620.95
     16                        $90.20       576                   $697.95
     32                       $180.95       640                   $776.05
     48                       $270.05       704                   $853.60
  56/64                       $315.70       768                   $931.15
    128                       $346.50       832                 $1,008.70
    192                       $351.45       896                 $1,086.25
    256                       $360.80       960                 $1,164.35
    320                       $451.00      1024                 $1,241.90
    384                       $465.30

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                 2nd Revised Page 25
Bridgewater, NJ  08807                         Cancels 1st Revised Page 25
Issued:  Iii                                               Effective:  Eee

7.  Rates (continued)

T

C

 I. AT&T Private Line Services - The following AT&T Private Line rates will apply during the CT Term, in lieu of those specified in AT&T Tariff F.C.C. No. 9, as amended from time to time.

  1.  ACCUNET Spectrum of Digital Services

   (a)  Inter Office Channel

                                                  MONTHLY CHARGES
                          Mileage                   PER CHANNEL
                                                -------------------
                           Band       USOC      Fixed     Per Mile
                          -------     ----      -----     ---------
 - per 9.6 kbps IOC         1+        1LNVX     $230.00     $0.29
 - per 56/64 kbps IOC       1+        1LNVX     $230.00     $0.29

  2.  AT&T ACCUNET T1.5 Service

   (a)  Inter Office Channel

                                                  MONTHLY CHARGES
                          Mileage                   PER CHANNEL
                                                -------------------
                           Band       USOC        Fixed     Per Mile
                          -------     ----        -----     ---------
 - per 1.5 Mbps IOC         1+        1LNVX     $3,500.00    $3.95

N
 .




 .
N

   (b) Beginning in month 19 following CISD, the following rates apply for new T1 IOC's installed.

                                                 MONTHLY CHARGES
                          Mileage                   PER CHANNEL
                                                -------------------
                           Band        USOC      Fixed     Per Mile
                          -------      ----      -----     ---------
 - per 1.5 Mbps IOC       0-100 miles  1LNVS    $  433.33    $0.00
                          100+ miles            $    0.00    $4.33

N
 .









 .
N

   (c)  Office Functions

    1.  Network Protection Capability (NPC) - The      following      is
stabilized for the duration of the CT Term.


                                     Monthly

                    USOC             Charge

 - per Protected    APZNP     0.50 x the non-discounted
   Channel                    Monthly AT&T ACCUNET T1.5 Service set
                              forth in Section 7.I.2.(a), preceding.

N
 .





 .
N

  3.  AT&T ACCUNET T45 Service

   (a)  Inter Office Channel

                                                  MONTHLY CHARGES
                          Mileage                   PER CHANNEL
                                                -------------------
                           Band       USOC        Fixed     Per Mile
                          -------     ----        -----     ---------
 - per ACCUNET T45 IOC    0-100 miles  1LNVX     $4,417.14     $00.00
                          100+ miles             $    0.00     $44.17

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                    Original Page 26
Bridgewater, NJ  08807
Issued:  Iii                                               Effective:  Eee

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

                               Initial Period          Additional Period

Country                    Peak        Off-Peak        Peak      Off-Peak
-------                  --------      --------      --------    --------
United Kingdom            $0.0121      $0.0121       $0.0020     $0.0020

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
Issued:  Iii                                               Effective:  Eee

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

------------------------------------------------------------------------
Call Types                       Price/Min

------------------------------------------------------------------------

MEET ME/AUTOMATED ACCESS
BRIDGE ARRANGEMENT
OPTION 2/800
Bridge Port Usage Charge           $.12
Conference Leg Usage Charge        $.05

MEET ME/AUTOMATED ACCESS
BRIDGE ARRANGEMENT
OPTION 2/800- Reservationless
Bridge Port Usage Charge           $.12
Conference Leg Usage Charge        $.05

MEET ME/OPERATOR ASSISTED
BRIDGE ARRANGEMENT
OPTION 3/CALLER PAID
Bridge Port Usage Charge           $.16

MEET ME/AUTOMATED ACCESS
BRIDGE ARRANGEMENT
OPTION 3/CALLER PAID
Bridge Port Usage Charge           $.12

MEET ME/AUTOMATED ACCESS
BRIDGE ARRANGEMENT
OPTION 3/CALLER PAID-Reservationless
Bridge Port Usage Charge           $.12

AT&T COMMUNICATIONS                              contract tariff NO. 10906
Adm. Rates and Tariffs                                    Original Page 28
Bridgewater, NJ  08807
Issued:  Iii                                               Effective:  Eee

                  ** All material on this page is new. **

7.I.  AT&T Conference Services (continued)

  2. AT&T Event TeleConference Service - The following rates are stabilized for the CT Term.

       Call Type                   Price Per Port

   Dial In/Dial Out                Minute of use
   ----------------                -------------
       Domestic                        $0.58

       Call Type                   Price Per Port

   Dial In/Dial Out                Minute of use
   ----------------                -------------
     International                     $0.50

                                   Price Per Port

       Call Type                   Minute of use
       ---------                   -------------
   Meet-Me Option 3                    $0.50

Exhibit 10.25

                       Network Services Agreement

      This NETWORK SERVICES AGREEMENT (including any schedules and exhibits hereto, the "Agreement") is made and entered into as of 1 October 2000 ("Effective Date"), by and between Quantitude, Inc., a Delaware corporation ("Quantitude"), and Galileo International, L.L.C., a Delaware limited liability company ("Customer"). Quantitude is a provider of enhanced private networking services. As of the Effective Date, Quantitude is a wholly-owned subsidiary of Customer. Quantitude and Customer are sometimes collectively referred to herein as the "Parties" or individually as a "Party".

                                   Recitals

   A. Customer has agreed to transfer to Quantitude substantially all of the assets utilized in the operation of its telecommunications network in connection with a separation of Customer's electronic global distribution business from its network operations.

   B. Quantitude may utilize such assets to perform its obligations under this Agreement.

Therefore, the Parties agree as follows:

1.    SERVICE

      1.1 Scope. Customer shall purchase, and Quantitude shall provide, the telecommunications services specified on Schedule 1 hereto (collectively, the "Services") under the terms and conditions set forth in this Agreement.

      1.2 Commencement of Services. Quantitude shall commence providing the Services on or before the date of this Agreement (or, in the case of Services being phased-in over a period of time, the dates on which each of the Services set forth on Schedule 1 is implemented) (each such date, a "Commencement Date" with respect to the pertinent Services to which such date applies). Quantitude's obligation to commence providing the Services shall be subject to the requirement that Customer, at Customer's expense, shall take all actions reasonably deemed necessary by Quantitude to facilitate the commencement of the Services.

      1.3   Quality  of  Service.   The  parties'  agreement  concerning
            --------------------
            quality of Services are set forth in Schedule 3.

      1.4 Maintenance. Quantitude reserves the right to perform any routine or emergency maintenance work that may limit or suspend the availability in whole or in part of the Services at any time, provided such maintenance work is, to the extent possible, performed in a manner and at a time that will minimize disruption to the Services. Quantitude shall provide reasonable prior electronic or other notice of any scheduled routine maintenance activities. The suspension of the availability of any of the Services pursuant to this Section shall not be deemed to be a violation by Quantitude of any of its obligations under this Agreement.

2.    CHARGES AND PAYMENT

      2.1   Charges  and  Payment   Obligation.   The  charges  for  the
            ----------------------------------
            Services are set forth on Schedule 2 hereto (the "Charges"). Customer shall pay Quantitude for Services in accordance with this Agreement and Schedule 2 without deduction or setoff. All payments shall be made in U.S. dollars.

      2.2 Payment Procedure. Quantitude shall invoice Customer in advance for all monthly recurring Charges for the Services and in arrears for monthly non-recurring Charges. Installation and set-up charges will be invoiced upon completion (except where eligible for capitalization as provided in Schedule 2). Amounts stated on each invoice are due and payable thirty (30) days after the date of the invoice ("Due Date"). Undisputed charges that Customer fails to pay by the Due Date are subject to interest at the maximum rate allowed by law, not to exceed one and one-half percent (1 1/2%) per month. If Customer, under Section 2.5, disputes and does not timely pay certain Charges that are later demonstrated to be valid, such Charges shall also be subject to interest at the maximum rate allowed by law, not to exceed one and one-half percent (1 1/2%) per month, from the Date Due until paid by Customer.

      2.3 Taxes. Charges are exclusive of any applicable taxes. Customer is responsible for all international, federal, state and local sales, use and excise and other taxes and fees arising out of or in connection with this Agreement that are imposed by any taxing authority, governmental agency, or similar entities.

      2.4 Pass Through Items and Other Expenses. Quantitude shall have the right at any time during the term of this Agreement to pass through and invoice to Customer any existing, new, or increased fees, assessments, taxes, or other charges imposed on, required, or allowed to be collected by Quantitude by any governmental agency (the "Expenses"). If any Expenses relate to services provided to both Customer and another customer or customers of Quantitude, Quantitude shall in good faith apportion such Expenses pro rata between Customer and such other affected customer or customers.

      2.5 Disputed Charges. All disputes or requests for billing adjustments must be in writing and submitted with payment of undisputed amounts due, or alternatively, if Customer has paid an invoice amount in full, Customer shall have fifteen (15) days from the date of invoice to give notice of a dispute regarding amounts invoiced therein. Any amounts that are determined by Quantitude to be in error or not in compliance with this Agreement will be adjusted on the next month's invoice. Any disputed amounts that reasonably, in good faith and supported by reasonable documentation are deemed by Quantitude to be correct as billed and in compliance with this Agreement, will be due and payable by Customer, upon notification and demand by Quantitude. Any disputed amount that is determined via the dispute resolution procedures specified in this Agreement to have been withheld or collected in error shall be paid to the appropriate party along with late payment interest charges pursuant to Section 2.3 from the due date until paid. Disputes will not be a cause for Customer to delay payment of any undisputed balance.

      2.6   Customer  Deposit.  Prior to the  Commencement  Date,  or at
            -----------------
            any other time, Quantitude reserves the right to request a deposit or pre-payment of up to a month's Charges.

2.7   Rate  Review.  Beginning  in *** and  continuing  every  *** years
------------------
            thereafter throughout the term of this Agreement, Customer and Quantitude shall conduct a joint review of the Charges (as described in Schedule 2 "Charges") applicable to the Services to determine the appropriateness of the aggregate Charges for the Services (taken as a whole) for the next
            *** -year period in light of then-current technology, regulatory requirements, and marketplace conditions. (In making such determination, only prospective Charges shall be considered; Charges applicable to prior periods are deemed irrelevant and will not be taken into consideration.) If by July 15 th, Customer and Quantitude are unable to agree

*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

             upon the Charges for the  Services  for the next *** -year  period, then each party shall prepare an analysis and provide documentation (e.g., bids from other network services providers) supporting its good faith determination of the then-current market rate for providing like Services (i.e., equivalent scope, functionality, performance attributes, service levels, management capabilities, equipment, etc.) and submit it to arbitration in accordance with the following procedure. Not later than August 1st, each party shall appoint one independent arbitrator who shall have expertise in international telecommunications services and prices. The two arbitrators so appointed shall by August 15th propose to the Parties of list of three potential arbitrator candidates with international telecommunications expertise. Customer shall within five days notify the arbitrators and Quantitude which candidate it elects to strike from the list; then Quantitude shall have five additional days within which to notify the arbitrators and Customer which candidate it elects to strike from the list; and the remaining candidate shall be the third arbitrator. Each of the Parties shall promptly provide the three arbitrators with a copy of each party's pricing analysis. Taking into account whatever factors they deem relevant, the arbitrators shall determine, by no later than September 30th, whether Quantitude's or Customer's analysis taken as a whole more closely reflects the applicable market rate for the Services. The decision of the majority of the three arbitrators shall be binding upon the parties. The party whose analysis is not selected by the arbitrators shall bear the entire cost of the arbitration. Should either party fail to appoint an arbitrator within the appropriate time period, the arbitrator appointed by the other party shall act alone to make the determination, and such arbitrator's decision shall be binding on the parties. Nothing herein shall limit Quantitude's ability to pass-through increased fees, charges and taxes under Sections 2.3 and 2.4 of the Agreement.

3.    TERM

      This Agreement is effective and the Parties' obligations commence upon the Effective Date and continue in effect until 30 September ***, unless sooner terminated as provided in this Agreement.

4.    CUSTOMER RESPONSIBILITIES

      In  addition  to  Customer's   responsibilities  as  expressly  set  forth
      elsewhere in this Agreement, Customer shall be responsible for the following:

      4.1 Cooperation. Customer shall cooperate with Quantitude by making available, as requested by Quantitude, any assistance that Quantitude reasonably deems necessary to accomplish its obligations and responsibilities hereunder, including, without limitation, providing such access to Customer's and/or Users' facilities as is necessary to enable Quantitude to perform its obligations under this Agreement. (For the purposes of this Agreement, "User" means anyone whom Customer allows by action or omission to use or access any Service, including, without limitation, Customer's affiliates.)

      4.2 Hazards, Etc. Upon notice from Quantitude, Customer promptly shall eliminate any hazard, interference, service obstruction or violation of the AUP (defined below) that any hardware or software used by Customer is causing, or likely to cause. If Customer requests Quantitude to assist it in removing any hazard, interference or service obstruction that Customer Materials are causing, or is likely to cause, Quantitude may, but is not required to, assist in such removal. The charges for Quantitude's services in connection with such assistance shall be at rates determined by Quantitude at the time such services are requested and payment with respect thereto shall be made in accordance with Section 2 hereto.

*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

      4.3 Protection of Property. Customer shall at all times use due care to prevent damage to Quantitude's property and the property of third parties. If any such property is damaged by an act or omission of Customer (or any of its employees, agents or subcontractors), Customer shall promptly and equitably reimburse the owner of the damaged property for the damage or repair, or otherwise make good the same to the owner's satisfaction. If Customer fails to do so, Quantitude may reimburse the owner of any property damaged by Customer and recover the costs thereof from Customer. This provision shall not be construed to relieve Customer of, or limit Customer's liability under, any other provision of this Agreement for loss or destruction of, or damage to, any property.

      4.4 Security. Customer shall be solely responsible for selection and administration of the security products necessary to restrict and monitor access to its systems, including all components within its internal network, which shall include access approval on the border routers and all routers within Customer's internal network, at all Customer and User locations. Customer will also be responsible for controlling access into its internal network from all untrusted entities, including the Internet. Quantitude will maintain and oversee the operation of its network components located within the Customer's internal network. Quantitude will be responsible for ensuring that its network is secure from unauthorized access and ensure that user sessions may be established only via proper validation and authority levels.

4.5 Compliance with Laws. In its performance of this Agreement, Customer shall fully comply with all applicable federal, state and local and international laws.

4.6   Exclusivity. ***
-----------------

5.    PROPERTY RIGHTS; LICENSE

      5.1 Property Rights and Usage. Customer acknowledges that, following transfer of Customer's network assets to Quantitude, all of the property and all other materials, including, but not limited to, any computer software (in object code and source code form), script, programming code, data, information or HTML script developed or provided by Quantitude or its suppliers in connection with this Agreement (together "Quantitude Property"), including, but not limited to, any trade secrets, know-how, methodologies and processes related to the Services, as the case may be, shall be the sole and exclusive property of Quantitude or its suppliers, as the case may be, and all copyrights, trademarks, patents, trade secrets, and any other proprietary rights inherent therein and appurtenant thereto. Customer may use Quantitude Property only in connection with the purposes of this Agreement.

      5.2 Grant of License. Quantitude hereby grants Customer and Users a limited, non-exclusive, non-transferable, revocable license to use the Services during the term of this Agreement pursuant to the terms hereof. All rights with respect to the Services, including, but not limited to, intellectual property or similar rights with respect thereto, belong exclusively to Quantitude, whether or not they are embedded in any of the Services.

      5.3   Limitations   on  License.   The  grant  of  the   foregoing
            -------------------------
            license shall not entitle or in any way be construed to entitle Customer to (i) use Quantitude's trademarks, trade names,

*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

       copyrighted material, service marks, logos or other intellectual property in connection with Customer's sales, advertisements and promotion of the Services, except in materials provided (or approved in writing prior to Customer's use thereof) by Quantitude; (ii) distribute or resell any of the Services (except as otherwise agreed), including any distribution or resale that is in violation of any statute or rule, including, but not limited to, any United States government export restriction; (iii) sublicense or assign any of Customer's rights under this Agreement; or
      (iv) make any agreement or incur any liability for or on behalf of Quantitude.

6.    CONFIDENTIALITY

      6.1. Confidential Information. Except as otherwise provided in this Agreement, information gathered or compiled by Quantitude for Customer is proprietary to Customer and Quantitude may not sell such information to other Persons. In addition, the following information is Confidential Information, whether acquired under or in connection with this Agreement or obtained in connection with the relationship of Customer and Quantitude before the Effective Date:

            6.1.1.      Information   relating  to  the  other   Party's
                  business, customers, financial condition, performance, or operations that the other Party treats as confidential or proprietary.

            6.1.2.      The terms and  conditions of this  Agreement and
                  all pricing, charges, fees, credits, and invoices connected with this Agreement.

            6.1.3.      Information  concerning  any  breach  under,  or
                  any dispute regarding, this Agreement.

            6.1.4.      Information    that    is    the    confidential
                  information of a third party and disclosed to a Party subject to an obligation of confidentiality.

            6.1.5.Any other  information,  whether in a tangible  medium or oral and whether  proprietary  to the other  Party or not,  that is marked or clearly identified by the other Party as confidential or proprietary.

            6.1.6.      The other Party's trade secrets.

            6.1.7.The Parties' conduct,  decisions,  documents, and negotiations as part of, and the status of, any dispute resolution proceedings under the dispute resolution procedures specified herein.

      6.2.  Excluded  Information.  The  following  information  is  not
            ---------------------
            considered Confidential Information to the extent that the information:

            6.2.1.      Is or becomes  publicly  available  or available
                  in the industry other than as a result of any breach of this Agreement or of any other duty of that Party;

            6.2.2.Is or becomes  available to that Party from a source that,  to that Party's knowledge, is lawfully in possession of that information and is not subject to a duty of confidentiality, whether to the other Party or another Person, violated by that disclosure; or

            6.2.3.      Is  independently  developed  without  reference
                  to the Confidential Information.

      6.3. Use Of Confidential Information. Except as expressly permitted by this Agreement, all Confidential Information shall be held and protected by the recipient in strict confidence, shall be used by the recipient only as required to render performance or to exercise rights and remedies under this Agreement, and shall not be disclosed to any other Person.

      6.4. Standard Of Care. Each Party shall use at least the same degree of care in maintaining the confidentiality of the Confidential Information as that Party uses with respect to its own proprietary or confidential information, and in no event less than reasonable care.

      6.5. Permitted Disclosures. A Party may disclose Confidential Information to its officers, directors, employees, legal representatives, accountants, or tax advisors, on a need-to-know basis, in order to give effect to this Agreement. Each Party must inform each such Person to whom any Confidential Information is so communicated of the duty of confidentiality regarding that information under this Agreement and impose on that Person the obligation to comply with this Section 6 regarding the Confidential Information.

      6.6.  Required    Disclosures.    Each    Party    may    disclose
            -----------------------
            Confidential Information in response to a request for disclosure by a court or another Governmental Authority, including a subpoena, court order, or audit-related request by a taxing authority, if that Party:

            6.6.1.      Promptly  notifies  the other Party of the terms
                  and the circumstances of that request;

            6.6.2.      Consults  with the other Party,  and  cooperates
                  with the other Party's reasonable requests to resist or narrow that request;

            6.6.3.      Furnishes only  information  that,  according to
                  written  advice  (which  need not be a legal  opinion)
                  of its legal counsel, that Party is legally compelled to disclose; and

            6.6.4.      Uses  reasonable  efforts  to obtain an order or
                  other reliable assurance that confidential treatment will be accorded the information disclosed.

            A Party need not comply with these conditions to disclosure, however, to the extent that the request or order of the governmental authority in effect prohibits that compliance. A Party may also disclose Confidential Information without complying with these conditions to the extent that the Party is otherwise legally obligated to do so (including for the purposes of complying with applicable securities laws), as confirmed by advice of competent and knowledgeable legal counsel. In the event that either Party, in the opinion of its counsel, is required to disclose this Agreement pursuant to applicable federal securities laws or regulations, such disclosing Party shall give the non-disclosing Party reasonable notice of such requirement and opportunity to request that the disclosing Party seek confidential treatment for those provisions of this Agreement which the non-disclosing Party requests be redacted prior to any such disclosure. The disclosing Party shall make reasonable efforts to obtain such confidential treatment to the extent permitted by such applicable laws or regulations. Further, a Party may disclose Confidential Information, without complying with these conditions, (i) in connection with a tax audit to representatives of a taxing authority or (ii) in connection with a tax contest in which that Party uses reasonable efforts to assure that confidential treatment will be accorded the information disclosed.

      6.7. Title To Information. The Confidential Information disclosed by one Party to the other Party shall remain the property of the disclosing Party, and nothing in this Section 6 grants or confers any ownership rights in any of that information to the other Party.

      6.9. Irreparable Harm. The Parties acknowledge that any disclosure or misappropriation of Confidential Information in violation of this Agreement could cause irreparable harm, the amount of which may be extremely difficult to estimate, thus making any remedy at law or in damages inadequate. Each Party therefore agrees that the other Party shall have the right to apply to any court of competent jurisdiction for a temporary or provisional order restraining any breach or impending breach of this Section 6. This right shall be in addition to any other remedy available under this Agreement.

7.    REPRESENTATIONS AND WARRANTIES

      QUANTITUDE PROVIDES THE SERVICES "AS IS," WITHOUT WARRANTY OF ANY KIND, WHETHER EXPRESS OR IMPLIED. QUANTITUDE DISCLAIMS ALL IMPLIED WARRANTIES, INCLUDING, BUT NOT LIMITED TO, IMPLIED WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE, OR ANY WARRANTY ARISING OUT OF USAGE OF TRADE, COURSE OF DEALING OR COURSE OF PERFORMANCE. CUSTOMER SHALL BE SOLELY RESPONSIBLE FOR THE SELECTION, USE AND SUITABILITY OF THE SERVICES AND QUANTITUDE SHALL HAVE NO LIABILITY THEREFORE. QUANTITUDE DOES NOT WARRANT THAT THE SERVICES WILL BE UNINTERRUPTED OR ERROR-FREE OR THAT THE SERVICES WILL MEET CUSTOMER'S REQUIREMENTS OR PREVENT UNAUTHORIZED ACCESS BY THIRD PARTIES.

8.    INDEMNITIES

      8.1 Indemnification. Each Party (the "Indemnifying Party") agrees to indemnify, defend and hold harmless the other Party, each of the other Party's affiliates and the officers, directors, employees, agents, successors and assigns (each an "Indemnified Party") against any losses, claims, damages, liabilities, penalties, actions, proceedings, or judgments (collectively "Losses") to which an Indemnified Party may become subject and which Losses result from, arise out of, or relate to:

            8.1.1 the death or bodily  injury of any agent,  employee,  business invitee, or business visitor or other person caused by the gross negligence or willful misconduct of the Indemnifying Party; and

            8.1.2 the  damage,  loss or  destruction  of any  real  or  tangible personal property of the Indemnified Party caused by the gross negligence or willful misconduct of the Indemnifying Party.

      8.2   Additional Indemnities.
            ----------------------

            8.2.1 Customer further agrees to indemnify, defend and hold harmless each Quantitude and its Indemnified Parties from any and all Losses and threatened Losses resulting from, arising out of, or relating to use of the Services by Customer or a User.

            8.2.2 Quantitude   shall  indemnify,   defend,   and  hold  harmless
                  Customer's Indemnified Parties from and against Losses (except as described below in this Section 8.2.2.2) that arise or accrue on or after the Effective Date resulting from, arising out of, or relating to Customer's serving as the contracting party under the Telecoms Agreements. Those Losses shall:

                  8.2.2.1 Include any losses, costs, taxes, claims, liabilities, damages, or causes of action arising from or related to the obligations of payment (including any fees, penalties, or interest for late payment or nonpayment), indemnification obligations, and obligations resulting from the failure to meet the financial minimums under the Telecoms Agreements.

                  8.2.2.2 Exclude any losses or damages of the kind described in
                        Subsection 8.2.2.1 related to the services consumed by Customer and its Affiliates other than Quantitude (except for any amount paid by Customer and its Affiliates to Quantitude for services consumed by Customer and its Affiliates other than Quantitude).

      8.3   Indemnification  Procedures.  With  respect  to  third-party
            ---------------------------
            claims, the following procedures shall apply:

            8.3.1 Promptly  after  receipt of notice by any entity  entitled  to indemnification under Sections 8.1 and 8.2 of the commencement or threatened commencement of any civil, criminal, administrative, or investigative action or proceeding involving a claim in respect of which the Indemnified Party will seek indemnification under this Agreement, the Indemnified Party shall notify the Indemnifying Party of such claim in writing. No failure to so notify the Indemnifying Party shall relieve it of its obligations under this Agreement except to the extent that it can demonstrate damages attributable to such failure. Within ten (10) days following receipt of written notice from the Indemnified Party relating to any claim, the Indemnifying Party shall notify the Indemnified Party in writing if the Indemnifying Party elects to assume control of the defense and settlement of that claim (a "Notice of Election").

            8.3.2 If the  Indemnifying  Party  delivers  a  Notice  of  Election relating to any claim within the required notice period, the Indemnifying Party shall be entitled to have sole control over the defense and settlement of such claim; provided that (i) the Indemnified Party shall be entitled to participate in the defense of such claim and to employ counsel at its own expense to assist in the handling of such claim, and (ii) the Indemnifying Party shall obtain the prior written approval of the Indemnified Party before entering into any settlement of such claim or ceasing to defend against such claim. After the Indemnifying Party has delivered a Notice of Election relating to any claim in accordance with the preceding paragraph, the Indemnifying Party shall not be liable to the Indemnified Party for any legal expenses incurred by the Indemnified Party in connection with the defense of that claim. In addition, the Indemnifying Party shall not be required to indemnify the Indemnified Party for any amount paid or payable by the Indemnified Party in the settlement of any claim for which the Indemnifying Party has delivered a timely Notice of Election if such amount was agreed to without the written consent of the Indemnifying Party.

            8.3.3 If the  Indemnifying  Party  does  not  deliver  a  Notice  of
                  Election relating to any claim within the required notice period, the Indemnified Party shall have the right to defend the claim in such manner as it may deem appropriate, at the cost and expense of the Indemnifying Party. The Indemnifying Party shall promptly reimburse the Indemnified Party for all such costs and expenses.

9.    LIMITATIONS ON LIABILITY

      The Parties acknowledge that the limitations set forth in this Section are integral to the amount of Charges levied in connection with this Agreement, and that, were Quantitude to assume any further liability other than as set forth herein, such Charges would of necessity be set substantially higher. Quantitude does not monitor or exercise control over the content of the information transmitted through its facilities. USE OF THE SERVICES OR ANY INFORMATION THAT MAY BE OBTAINED THEREFROM IS AT CUSTOMER'S OWN RISK. QUANTITUDE SHALL HAVE NO RESPONSIBILITY OR LIABILITY FOR THE ACCURACY OR QUALITY OF INFORMATION OBTAINED THROUGH ITS SERVICES. NEITHER PARTY SHALL BE LIABLE TO THE OTHER PARTY WHATSOEVER FOR ANY INDIRECT, INCIDENTAL, CONSEQUENTIAL, PUNITIVE, OR SPECIAL DAMAGES, INCLUDING, BUT NOT LIMITED TO, LOSS OF PROFIT, LOSS OF REVENUE, OR LOSS OF BUSINESS SUFFERED BY A PARTY, ITS ASSIGNEE OR OTHER TRANSFEREE. THIS
      PROVISION APPLIES EVEN IF A PARTY IS INFORMED IN ADVANCE OF THE POSSIBILITY OF SUCH DAMAGES. QUANTITUDE SHALL ALSO NOT BE LIABLE FOR ANY LOSS OF DATA RESULTING FROM UPDATES MADE TO THE SYSTEMS, DELAYS, NONDELIVERIES, MISDELIVERIES OR SERVICE INTERRUPTIONS OR FOR ANY DELAY, DEFECTS, FAILURE OF PERFORMANCE, OR INTERRUPTION OF THE PROVISION OF THE SERVICES TO CUSTOMER; OR FOR ANY DAMAGES ARISING OUT OF OR RELATING TO INTEROPERABILITY, INTERACTION, OR INTERCONNECTION PROBLEMS WITH APPLICATIONS, OR EQUIPMENT PROVIDED BY CUSTOMER OR THIRD PARTIES. The limitations of liability afforded a Party in this Agreement shall apply
      (i) whether the action in which recovery is sought is based in contract or tort (including, but not limited to, negligence or strict liability), under a statute or rule or otherwise and (ii) notwithstanding that a limited liability party is alleged to be liable jointly with one or more parties or otherwise. This provision is not meant to limit Quantitude's or Customer's respective obligations under Sections 2 and 8 of the Agreement.

10.   REMEDIES

      10.1 Equitable Relief. To the extent that any monetary relief available under this Agreement is not an adequate remedy for any breach of this Agreement, or upon any breach or impending breach of any confidentiality obligation, the non-breaching Party shall be entitled to injunctive relief as a remedy for that breach or impending breach by the other Party, in addition to any other remedies granted to the non-breaching Party in this Agreement.

      10.2 Exclusive Remedies. The remedies described in this Agreement are the exclusive rights and remedies of a Party regarding any breach of this Agreement or any matter that may be the subject of a claim for liability under or relating to this Agreement.

      10.3 Non-cumulative Remedies. If a particular remedy for a breach of, or the occurrence of any other event described in, this Agreement is specified in this Agreement, that remedy shall be the exclusive remedy upon such a breach or event. Nevertheless, if more than one remedy for such a breach or event is specified in this Agreement, the Party entitled to a remedy must elect or choose between the available remedies, and may not cumulate or exercise multiple remedies, upon such a breach or event.

      10.4 QUANTITUDE'S ENTIRE LIABILITY TO CUSTOMER, AND CUSTOMER'S EXCLUSIVE REMEDY AGAINST QUANTITUDE, FOR ANY DAMAGES (OTHER THAN THOSE EXCLUDED UNDER THIS AGREEMENT OR ANY ATTACHMENT) CAUSED BY ANY SERVICE DEFECT OR FAILURE, OR FOR OTHER CLAIMS ARISING IN CONNECTION WITH ANY SERVICE OR THIS AGREEMENT, SHALL BE LIMITED TO PROVEN DIRECT DAMAGES NOT TO EXCEED PER CLAIM THE TOTAL NET PAYMENTS MADE BY CUSTOMER FOR THE APPLICABLE SERVICE DURING THE MONTH IN WHICH THE DAMAGE OCCURRED, WHICH CUSTOMER MAY RECOVER SOLELY VIA A CREDIT TO ITS ACCOUNT TO BE APPLIED TO CHARGES FOR THE SERVICES.

11.   FORCE MAJEURE

      Other than with respect to failure to make payments due under this Agreement, neither Party shall be liable under this Agreement for delays, failures to perform, damages, losses or destruction, or malfunction of any equipment, or any consequence thereof, caused by, or due to any cause beyond its reasonable control, including, but not limited to, fire, earthquake, flood, water, the elements, acts of God, third party labor disputes, utility curtailments, cable cuts, failure caused by telecommunications or other Internet or data services provider(s), power failures, explosions, civil disturbances, vandalism, governmental actions, shortages of equipment or supplies, or any other force or occurrence beyond its reasonable control for as long as such circumstances prevail and such party continues to use its reasonable efforts to recommence performance or observance whenever and to whatever extent possible without delay.

12.   TERMINATION

      12.1  Customer may terminate this Agreement if Quantitude:
            12.1.1      breaches   any   material   provision   of  this
                  Agreement and fails to cure such breach within thirty (30) days after receipt of written notice from Customer; provided, however, that such cure period will be extended an additional 30 days if Quantitude delivers to Customer within such 30 day period a written plan to cure the breach within 30 days. In both instances, unless Quantitude cures the material breach, the termination shall be effective as of the first day following the end of the cure period or extended cure period as the case may be.

            12.1.2ceases to conduct  business in its normal  course  (other than as a result of a sale of substantially all of its business or assets).

      12.2 Quantitude may terminate this Agreement or, at its option, suspend Service (or any portion thereof), if Customer:

            12.2.1fails to fulfill  its  payment  obligations  set forth in this
                  Agreement and fails to cure such breach within ten (10) days after receipt of written notice from Quantitude;

            12.2.2materially  breaches any provision of this Agreement and fails to cure such breach within thirty (30) days after receipt of written notice from Quantitude; provided, however, that such cure period will be extended an additional 30 days if Customer delivers to Quantitude within such 30 day period a written plan reasonably acceptable to Quantitude to cure the breach within 30 days. In both instances, unless Customer cures the material breach, the termination shall be effective as of the first day following the end of the cure period or extended cure period as the case may be; or

            12.2.3breaches  the AUP and failure to cure such breach  within five
                  (5) days after receipt of Quantitude's written notice thereof.

12.3 Quantitude may terminate this Agreement if Quantitude determines that the Services or any portion thereof are unlawful.

      12.4 Upon the termination of this Agreement by Quantitude, Customer shall: (i) pay any amounts due and owing to Quantitude hereunder,
            (ii) remove from Quantitude's premises all property owned by Customer, and (iii) return to Quantitude all software, access keys, and any other property provided to Customer by Quantitude under this Agreement. Any property of Customer not removed from Quantitude's premises within thirty (30) days after such termination shall be considered abandoned property, which Quantitude may, among other things, dispose of without the payment of any compensation to Customer.

13.   ACCEPTABLE USE POLICY

      Customer is obligated to comply with Quantitude's Acceptable Use Policy ("AUP"), which is hereby incorporated by reference herein. Quantitude reserves the right to change the AUP at any time without prior notice to Customer. A copy of the then current Quantitude AUP will be available upon written request submitted to Quantitude. Quantitude's AUP (including any amended AUP) will be effective upon posting to the URL. Customer is obligated to ensure that Customer End-Users comply with Quantitude's current AUP. Nothing in this Agreement or the AUP withstanding, Quantitude may immediately suspend the Services or terminate this Agreement upon violation of the AUP.

14.   SPECIAL PROVISIONS CONCERNING EXISTING SERVICE PROVIDERS

      14.1 Customer currently obtains telecommunications and other services pursuant to agreements (the "Telecoms Agreements") with various third-parties, including ***, AT&T, ***, and others.

       14.2 Although Customer shall remain the contracting party under the Telecoms Agreements until they are assigned to Quantitude, Quantitude shall have, as between it and Customer, all of the rights and benefits and all of the obligations and burdens under the Telecoms Agreements as if Customer had assigned to Quantitude, and Quantitude had assumed, the Telecoms Agreements as of the Effective Date.

            14.2.1Those  rights  and  benefits   shall   include  the  right  of
                  Quantitude to cause Customer to purchase for Quantitude's own use and for the use of Quantitude's other customers all services provided pursuant to the Telecoms Agreements. Accordingly, Customer hereby authorizes Quantitude to purchase as Customer's agent, on Customer's behalf and on behalf of
                  Quantitude and its other customers, the services available pursuant to the Telecoms Agreements. Quantitude and Customer agree that charges for such services shall be invoiced to Customer and paid by Quantitude to Customer. Customer and Quantitude shall cooperate to endeavor to minimize or
                  eliminate   taxes   applicable   to  resale  of   services  by
                  Quantitude.

            14.2.2Those   obligations  and  burdens,   which  Quantitude  hereby
                  accepts and agrees to perform, shall include the obligation to meet all of the commitments and obligations, financial and otherwise, that Customer may incur under the Telecoms Agreements (other than obligations related to the services consumed by Customer and its Affiliates other than Quantitude, except for any amount paid by Customer or its Affiliates to Quantitude for services consumed by Customer and its Affiliates other than Quantitude), including the obligations of payment (including any fees, penalties, or interest for late payment or nonpayment), indemnification obligations, and commitments to meet the financial minimums under the Telecoms Agreements.

            14.2.3      As long as Customer remains responsible to a
                  telecommunications service provider as the contracting party under a Telecom Agreement, Quantitude shall purchase through Customer at least the minimum volume of telecommunications services offered by the service provider that Customer is obligated to purchase from the service provider pursuant to the Telecoms Agreement. The Parties'

*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

             rights  and  obligations  stated  above  in this  Section  14 shall terminate upon Customer's assignment to Quantitude, and Quantitude's assumption, of the Telecoms Agreements.

      14.3 Because Customer will remain, on or after the Effective Date, the contracting party under the Telecoms Agreements, and therefore responsible to the service provider thereunder, Customer shall have the benefit of the indemnification set forth in Section 8.2.2.

15.   TRANSITION ASSISTANCE

      15.1 Upon Expiration or termination of this Agreement for any reason other than Customer's breach of the Agreement, Customer and
            Quantitude agree that Quantitude shall provide assistance to Customer to obtain services to replace the Services in accordance with this Section 15.1.

      15.2 Provided that Customer is in full compliance with its obligations under this Agreement, Quantitude shall provide to Customer or any successor provider any and all reasonable assistance requested by Customer to allow the Services to continue substantially without interruption or adverse effect and to facilitate the orderly transfer of responsibility for the Services to Customer or the successor provider, including, but not limited to, provision of records and data pertinent to Customer's Service.

      15.3 Quantitude shall provide to Customer the foregoing assistance during the period beginning prior to the expiration date or the termination date and for up to 180 days thereafter. If the assistance requires resources, in addition to those regularly utilized in the daily performance of Services, Customer will pay Quantitude for such assistance on a time and materials basis at market rates.

      15.4 Prior to providing any of the foregoing assistance to a successor provider, Quantitude shall be entitled to receive from such successor provider, in form and substance reasonably acceptable to Quantitude, written assurances that (i) such successor provider will maintain at all times the confidentiality of any Quantitude proprietary information disclosed or provided to, or learned by, such successor provider in connection therewith, and (ii) such successor provider will use such information, software or materials exclusively for the benefit of Customer.

16.   MISCELLANEOUS

      16.1 Entire Agreement. This Agreement (including any and all schedules or other attachments or documents referred to herein) constitutes the entire agreement between the Parties hereto with respect to the subject matter hereof and supersedes all prior agreements, understandings and arrangements, both oral and written, between the Parties hereto with respect to such subject matter. Except as otherwise provided herein, this Agreement may not be modified, amended, altered or rescinded in any manner, except by written instrument signed by both of the Parties. The waiver by either Party of a breach or compliance with any provision of this Agreement shall not operate nor be construed as a waiver of any subsequent breach or compliance.

      16.2 Assignment. Neither Party may assign this Agreement without the written consent of the other Party. Any attempt to assign this Agreement in contravention of the preceding sentence is void. Nothing in this Section 16.2, however, precludes Quantitude from subcontracting the performance of any of the Services as permitted by this Agreement.

      16.3  Binding  Agreement.  Subject  to  the  preceding  paragraph,
            ------------------
            this Agreement shall inure to the benefit of and be binding on the Parties and their respective successors and permitted assigns.

      16.4 Governing Law; Venue. This Agreement shall be governed by, subject to, and interpreted in accordance with the laws of Colorado without regard to principles of conflict of laws, and each Party consents to the exclusive jurisdiction of the state and federal courts sitting in Denver, Colorado in any action, suit or proceeding hereunder. The United Nations Convention on Contracts for the International Sale of Goods shall not apply.

      16.5 Limitation of Actions. Any legal action arising in connection with this Agreement must begin within two years after the cause of action arises.

      16.6 Continued Performance. Each Party agrees to continue performing its obligations under this Agreement while any dispute is being resolved except to the extent the issue in dispute precludes performance (a dispute over payment shall be deemed to preclude performance) or this Agreement is terminated by a Party in accordance with Section 12 above.

      16.7 Notices. Except as otherwise provided in this Agreement, all notices or other communications under this Agreement must be in writing and will be deemed to have been duly delivered or given when: (i) delivered by hand (with written confirmation of receipt) before 5:00 pm MT on a business day (or otherwise on the next succeeding business day); (ii) sent by facsimile before 5:00 pm MT on a business day (or otherwise on the next succeeding business day) and a written confirmation of the transmission is received by the sender; or (iii) the next business day after being deposited for delivery with a nationally recognized overnight delivery service, such as Federal Express, and addressed or sent, as the case may be, to the appropriate addresses or facsimile numbers set forth below (or to such other addresses or facsimile numbers as a Party may designate by notice to the other Party):

            To:  Customer                      To:  Quantitude

            Galileo International              Quantitude, Inc
            9700 West Higgins Road, Suite 400  5350 South Valentia Way
            Rosemont, Illinois  60018          Englewood, Colorado  80111

            Facsimile:  (847) 518-4915         Facsimile:  (720) 535-2199
            Telephone:  (847) 518-4000         Telephone:  (720) 535-2400
            Attn:  Legal Department            Attn:  Legal Department

      16.8 Relationship of the Parties. Except as provided in Section 14.2, nothing in this Agreement, or in the course of dealing between the Parties pursuant to this Agreement, shall be deemed to create between the Parties (including their respective directors, officers, employees and agents) a partnership, joint venture, association, employment relationship or any other relationship, other than that of independent contractors with respect to each other. Except as provided in Section 14.2, neither Party shall have the authority to commit or legally bind the other Party in any manner whatsoever, including but not limited to, the acceptance or making of any agreement, representation or warranty.

      16.9  No Third  Party  Beneficiaries.  This  Agreement  inures  to
            ------------------------------
            the benefit of Quantitude and Customer only and no third party shall have any rights hereunder.

      16.10 Severability. If any provision of this Agreement is held invalid or unenforceable, such provision shall be deemed deleted from this Agreement and shall be replaced by a valid and enforceable provision which so far as possible achieves the same objectives as the severed provision was intended to achieve, and the remaining provisions of this Agreement shall continue in full force and effect.

      16.11 Survival.  Sections  2, 5, 6, 8, 9, 10,  13,  14,  15,  and 16 shall survive the termination of this Agreement and continue in full force and effect until satisfied.

      16.12 New Rules or Actions. The Parties acknowledge that some rights and obligations of Quantitude under this Agreement may be affected by future rules, regulations, guidelines, orders, treaties, or laws promulgated, enacted, or entered into by federal and state legislatures, by federal and state agencies, local or federal governments, and international or other regulatory bodies (together "Rules or Actions"). In the event that any such Rules or Actions adversely revise or modify Quantitude's obligations under this Agreement, Quantitude may, upon written notice to Customer, require this Agreement be renegotiated in good faith to reflect the effect of any such Rules or Actions.

      16.13 Tariffs.   Any  tariffs   applicable  to  the  Services  are
            -------
            incorporated into the terms thereof.

      16.14 Public Disclosures. All media releases, public announcements, and public disclosures by either Party relating to the terms of this Agreement or the relationship of the Parties, including promotional or marketing material, but not including disclosures to the extent required to meet legal or regulatory requirements beyond the reasonable control of the disclosing Party, shall be coordinated with and approved by the other Party prior to release.

      16.15 Headings. The section headings used herein are for reference and convenience only and shall not enter into the interpretation hereof.

      16.16 Counterparts.   This   Agreement   may  be   executed   in   several
            counterparts, all of which taken together shall constitute one single agreement between the Parties hereto.

                   [remainder of page intentionally blank]

      IN WITNESS WHEREOF, Customer and Quantitude have each caused this Network Services Agreement to be signed and delivered by its duly authorized officer, all as of the date first set forth above.

                                                    QUANTITUDE, INC.

                                         By:             /s/James             E.
                                         Lubinski________________

                                         Print Name:  James E. Lubinski

                                         Title:  Chairman of the Board

      IN WITNESS WHEREOF, Customer and Quantitude have each caused this Network Services Agreement to be signed and delivered by its duly authorized officer, all as of the date first set forth above.

     GALILEO INTERNATIONAL, L.L.C.

By:  /s/James E. Barlett_______________

Print Name:  James E. Barlett

Title:  Chief Executive Officer

                               Schedule 1

                                Services

This Schedule describes the Services to be provided by Quantitude pursuant to the Network Services Agreement entered into between Quantitude and Customer.

Quantitude GVN Services

Quantitude will provide to Customer end-to-end, managed telecommunications capability (voice and/or data) interconnecting Customer's specified endpoints, including Customer's corporate office locations and its vendor, subscriber, and customer locations globally. Quantitude will document Customer's wide area network endpoints, topology, protocols, security, connectivity, projected traffic flows, bandwidth, and performance requirements and provide (where available) Services that will, to the extent possible, satisfy Customer's desired performance attributes, cost objectives, and service needs, while minimizing response times and maximizing reliability.".)

The basic components of the Services are:

1. Access Connections - the circuits or other facilities used to connect Customer Premises Equipment at Customer's endpoints to the closest Quantitude router hub; and the ports connecting the access circuit to Quantitude's transport network.

2. Transport - the core network infrastructure used by Quantitude to transmit messages between Customer's endpoints.

3. Network Interface Configurations - the combination of hardware and software utilized by Quantitude to establish, maintain, and terminate transmissions and provide the service attributes (performance, security, protocol conversions, etc.) required by Customer.

4. Network Management - procedures utilized to operate and maintain the network (including fault monitoring and repair) to ensure the Services meet the agreed Service Levels.

Legacy Services

Quantitude shall undertake management of Customer's existing legacy network configuration and service components and shall implement the conversion and migration of certain components of the legacy services to a virtual private network utilizing Quantitude's shared Internet Protocol and Asynchronous Transfer Mode infrastructure.

Support Services

Quantitude shall provide management, administrative, and ancillary services, which shall include, but is not limited to, network consulting services, network design and engineering services, installation and provisioning services, network management services, billing services, and general administrative services relating to Legacy Services and Quantitude GVN Services.

Quantitude will provide all network interface configuration devices, including routers, DSUs, modems, etc. All Quantitude network interface configuration devices will be physically installed and maintained by Quantitude or its subcontractors.

Quantitude will provide Customer network management reports, on a recurring basis, as mutually agreed.

Quantitude will move, add, change, and delete hardware at Customer endpoints as needed.

Customer may select various levels of quality of service, depending on the customer's requirements and the availability of the levels of service desired.

                               Schedule 2

                                Charges

I.  GVN Build-Out Phase

Initially, during the period in which the GVN is being deployed within each country or geographic service region, the basis on which Customer is charged for the Services will depend on whether the Service is categorized as Legacy Services, Support Services, or Quantitude GVN Services (as each is defined below).

"Legacy Services" are those telecommunications, maintenance, and other services installed and utilized by Customer as of the effective date of this Agreement, excluding Quantitude GVN Service components already installed.

"Quantitude GVN Services" are those designated services installed and operated by Quantitude to deliver enhanced networking capabilities as proposed under the Galileo Virtual Network business case.

"Support Services" are those management, administration, and support services that are provided by Quantitude to Customer in relation to Legacy Services and/or Quantitude GVN Services.

Legacy Services

All Legacy Service prices will be based on a "pass through" of charges incurred by Quantitude from third parties in conjunction with the provisioning, installation, and on-going use of said third party services. A *** percent service charge will be added to these costs. Such services and subsequent charges shall include, but not be limited to, all voice telecommunications services, data communications services, Internet access services, third party provided management services, and depreciation and/or amortization charges related to capitalized hardware, software, and/or service components of the Service. At the time of conversion to SDP pricing as set forth below, the charges for any remaining Legacy Services will be fixed, subject to biannual review as provided in Section 2.7.

Customer may add new Legacy Services in those geographic service areas not yet converted to GVN, or for service not provided as a component of the GVN. In the event Customer requests service in a geographic service area that has been converted to GVN, and for a component provided as part of the GVN, such service shall be considered as, and provisioned as, a Quantitude GVN Service component.

Customer may discontinue the use of non-depreciation/amortization related Legacy Service components, and the charge for Legacy Services will be reduced equal to the amount of reduction of third-party charges for the discontinued service. Customer will be billed all discontinuance charges and fees, including any applicable penalties, associated with discontinuing services provided by third parties.

Customer may discontinue depreciation/amortization related Legacy Service components, and the charge for the Legacy Services will be reduced equal to the amount of the then current depreciation/amortization charge. Upon discontinuance of any depreciation/amortization related Legacy Service component, Customer will be billed for the remaining depreciation/amortization amount associated with the discontinued component, less any equipment salvage value realized by Quantitude.

*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

Quantitude GVN Services

Quantitude GVN Services shall be priced based on Quantitude's cost to provide those services in the respective geographic service areas where service is delivered. A *** percent service charge will be added to these costs. The actual price for the Quantitude GVN Services in a given geographic service area will be based on the final costs identified to implement the GVN in that geographic service area subject to costing due diligence efforts affected by Quantitude. All prices for the subject geographic service area will be consistent with the costing methodology originally employed in the GVN business case, and will reflect additions and deletions to the original business case as identified during the due diligence effort for that geographic service area. For the purposes of Quantitude GVN Services pricing, a geographic service area shall be defined as a country.

Actual prices for Quantitude GVN Services shall be comprised of a Basic Charge and Add/Delete rates for endpoints in the respective geographic service area.

Basic Charge - the Basic Charge shall consist of the aggregate of all recurring and non-recurring charges associated with delivering services in the geographic service areas. The Basic Charge shall be incremented for Quantitude GVN Services added in a new geographic service area. Prior to the commencement of implementation activities in a new geographic service area, the total recurring and non-recurring charges associated with Quantitude GVN Services to be implemented in the new geographic service area shall be calculated and then added to the then existing Basic Charge amount. The Basic Charge shall be calculated monthly and will reflect only charges for Quantitude GVN Service installed and operational as of the respective billing date.

The Basic Charge amount for each geographic service area shall be calculated based on the following components and methodology:

o Backbone: the national and/or international transmission services required to interconnect the respective endpoint or country aggregation hub to Customer's Denver, Colorado data center, or to another country aggregation hub that provides interconnection to Customer's Denver, Colorado data center.

Charges for this component will be calculated based on a "pass-through" of Quantitude's cost to acquire such transmission services from third-party service providers. A ***-percent service charge will be added to these costs. Charges for all capital cost components, and one-time charges that may be capitalized, will be calculated by depreciating/amortizing Quantitude's actual cost over *** months. The resultant "depreciation/amortization" amount shall be factored by a cost of capital multiple of ***% per annum to arrive at the monthly charge amount. One-time charges not eligible for capitalization will be passed through to Customer as incurred.

o City/Country Hubs: the hardware, software, and facilities components required to establish and operate aggregation hub(s) in a given geographic service area. Such components include, but are not limited to, router and switching hardware and software, facility and facility management fees, implementation costs, maintenance charges, and third-party installation and management services.

*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

Charges for this component will be calculated based on a "pass-through" of Quantitude's cost to acquire services from third-party service providers. A ***-percent service charge will be added to these costs. Charges for all capital cost components, and one-time charges that may be capitalized, will be calculated by depreciating/amortizing Quantitude's actual cost over *** months; the resultant "depreciation/amortization" amount shall be factored by a cost of capital multiple of ***% per annum to arrive at the monthly charge. One-time charges not eligible for capitalization will be passed through to Customer as incurred.

o Local/National Access: the transmission services required to connect individual endpoints to aggregation hubs in the geographic service areas.

Charges for this component will be calculated based on a "pass-through" of Quantitude's cost to acquire such transmission services from third-party service providers. A *** -percent service charge will be added to these costs. Charges for all capital cost components, and one-time charges that may be capitalized, will be calculated by depreciating/amortizing Quantitude's actual cost over *** months. The resultant "depreciation/amortization" amount shall be factored by a cost of capital multiple of *** % per annum to arrive at the monthly charge amount. One-time charges not eligible for capitalization will be passed through to Customer as incurred.

o Network Interface Configuration (NIC): the hardware and software components required at each endpoint to interconnect customer premise equipment (CPE) to Local/National Access services. Such components include, but are not limited to, router and switching hardware and software, implementation costs, maintenance charges, and third-party installation and management services.

Charges for this component will be calculated based on a "pass-through" of Quantitude's cost to acquire services from third-party service providers. Charges for all capital cost components, and one-time charges that may be capitalized, will be calculated by depreciating/amortizing Quantitude's actual cost over ***months; the resultant "depreciation/amortization" amount shall be factored by a cost of capital multiple of ***% per annum to arrive at the monthly charge. One-time charges not eligible for capitalization will be passed through to Customer as incurred.

Add/Delete Rates - Add/Delete Rates shall be the prices charged to Customer for adding new, or deleting existing, Quantitude GVN Services in geographic service areas after the initial implementation of Quantitude GVN Services in the respective geographic service area. Charges for new or additional services will be added to the Basic Charge upon installation and operation of the subject services. Charges for existing services that are discontinued will be subtracted from the Basic Charge. All Add/Delete rates are subject to the conditions and methodology described below.

*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

o Add Rates: prices for new or additional Quantitude GVN Services installed after the initial implementation in a geographic service area will be computed based on: 1.) Quantitude's then "average cost" for all Backbone Transmission and City/Country Hub components, to which a ***-percent service charge will be added; 2.) a "pass through" of Quantitude's then actual cost for Local/National Access components, to which a ***-percent service charge will be added; and 3.) Quantitude's then actual cost for Network Interface Configuration (NIC) components plus a ***% overhead factor. The calculated charges for the new or additional services will be added to the existing Basic Charge to effect a new Basic Charge. One-time charges not eligible for capitalization will be passed through to Customer as incurred.

o Delete Rates: Customer may from time to time delete Quantitude GVN Services in any geographic service area. Upon the deactivation or de-installation of the subject service element, the Basic Charge amount will be decreased by the then current charge for all effected Local/National Access components, plus the then current charge for the Network Interface Configuration (NIC) component. In the event the total count of NIC components fall below ***% of the highest count of NIC components operational at any time in the geographic service area, Customer will be charged a termination penalty for each NIC discontinued. The penalty amount will be equal to the capital cost component of ***% per annum (as described in the Network Interface Configuration section above) multiplied by *** months, minus the amount equal to the number of months the NIC was in service prior to deletion multiplied by the capital cost component. Customer will be charged on a "pass through" basis for any and all penalties and/or charges incurred by Quantitude from third-party service providers that are directly related to discontinuing a given service component.

o     Change   Rates:   Costs  for  Customer   end  point   changes  and
relocations will be passed through as incurred. A *** percent service charge will be added to these charges.

Support Services

Support Services are those management, administrative, and ancillary services Quantitude provides to and for Customer at the time of the execution of this agreement. Such services include, but are not limited to, network consulting services, network design and engineering services, installation and provisioning services, network management services, billing services, and general administrative services relating to Legacy Services and Quantitude GVN Services.

*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

The initial charges for Support Services will be priced based on the 2001 Network Services Plan, less the forecasted Legacy Services and Quantitude GVN Services charges, as described above, included in the 2001 Network Services plan. A *** percent service charge will be added to these costs. In addition, this amount will be adjusted annually based on the published annual Consumer Price Index (All Goods and Services) rate in effect on the last business day of the prior year. All such Support Services will be classified as either Direct or In-Direct components. From time to time, Customer may request Quantitude to increase or decrease the level of Direct Support Services provided. All such additions to or reductions in the quantity or nature of Direct Support Services provided shall be agreed to in writing by both Customer and Quantitude, and such agreement shall include any resultant increase or decrease in Support Service charges.

Administrative Services Charges

As part of the separation of Customer's network operations from its global distribution services business, Customer will provide Quantitude certain administrative services ("Administrative Services") at rates and terms to be agreed. Quantitude may also acquire Administrative Services from third parties. Administrative Services will include, but are not limited to, Human Resources, Accounting, Legal, Facilities Management, Security, Billing, Provisioning, and other general administrative services. A portion of the fees that Customer and such third parties charge Quantitude for the Administrative Services they provide will be charged to the Customer. The charge for these fees back to the Customer will be pro rata based on the number of Customer's endpoints in relation to the total number of endpoints on Quantitude's entire network. Initially this charge will be based on the number of endpoints forecasted in the 2001 plan. The charge to Customer for Administrative Services will be adjusted annually in January of each year to reflect actual costs and actual number of endpoints. The calculation of such charges will be reviewed with the Customer. Quantitude will add a *** percent service charge to the charges for Administrative Services.

Billing

Quantitude will bill to Customer all Legacy Service, Quantitude GVN Service, and Support Service components in a manner and form as agreed to by both parties from time to time. As a baseline, Quantitude will bill Customer on a monthly basis and will provide bill detail, or a breakdown of billed charges, sufficient to enable Customer to identify charges associated with individual network endpoints, geographic service areas, or NDC/SMO territories.

Cap on "at cost" Services

The foregoing pricing is based on Customer's purchasing volume and its status as a "charter" customer. Subject to the following limitation, Customer shall have the option of expanding or increasing the amount of Services it purchases from Quantitude, provided that they are Services of like nature and are used for electronic global distribution service applications. Notwithstanding anything herein to the contrary, if in any calendar year the aggregate amount of Charges attributable to Services that are based on Quantitude's cost of providing such Services exceeds ***million (or the adjusted amount applicable to such year, as described below), Quantitude shall have the option of adjusting the Charges applicable to Services in excess of the cap to reflect the then-current market rates for such Services. The cap shall increase ***percent per year throughout the term of this Agreement.

*** Certain terms have been omitted pursuant to a request for confidential treatment, and the omitted portions have been filed separately with the Securities and Exchange Commission.

II.  Conversion to SDP Pricing

The pricing mechanism described above is intended to be utilized only during the period while the GVN is being installed. Upon completion of deployment of the GVN within each country or geographic service region, the basis for the Charges will be converted to a per Customer endpoint or Service Delivery Point ("SDP") basis. The total annualized Charges for the Services, determined using the above mechanism at the time of completion of installation of the GVN within a particular country or geographic service region, will be allocated among the SDPs within such country or region based on the different SDP configurations to determine the rates per type of SDP. Thereafter, the increase or decrease in Charges for SDP adds or deletes will be determined based on those per SDP rates. Once established, this per SDP pricing will remain in effect until reviewed biannually as provided for in Section 2.7 of this Agreement.

                               Schedule 3

                             Service Levels

1. SERVICE LEVELS IN GENERAL. Customer and Quantitude intend to establish performance standards ("SLAs") for the Services. It is the intention of Quantitude to provide good Service to Customer, to correct problems with any Services, and to cooperate with Customer to resolve any reasonable, remediable dissatisfaction with the Services.

 A. Quantitude and Customer shall use their reasonable efforts to establish SLAs for each service region or country (as applicable) within 30 days from the date the GVN network is fully deployed within such region or country, or as soon thereafter as practicable. All SLAs established after the Effective Date shall, upon execution by the parties, be deemed incorporated into this Agreement for all purposes. In the interim, Quantitude shall use reasonable efforts to provide the Services in accordance with performance standards generally accepted in the electronic global distribution industry, or such other standards as the parties may agree.

B. In general Quantitude shall strive to improve continually its actual performance and, subject to following provision, shall not knowingly act in a manner that will reduce its level of performance.

2. SLA REQUIREMENTS. All SLAs shall conform in substance to the requirements specified in this Section.

 A. Each SLA shall specify the acceptable performance levels for the Services subject to such SLA.

 B. Each SLA shall classify the Service component into priority categories, such as "Critical Service," "High Risk Service," "Medium Risk Service," or "Low Risk Service." If no such category is specified, such Service shall be deemed as designated "Low Risk Service."

 C.  It is the  intent  of the  parties  that  the  SLAs  require  that  chronic
performance   below  the  service  standards  be  addressed  through  a  problem escalation procedure that results in prompt remediation of the defect.

3. MONITORING. During the initial year of this Agreement, Quantitude shall establish and maintain an SLA database. Quantitude shall capture and retain information, for storage in the SLA Database, and monitor its performance of the Services in accordance with the SLAs. Quantitude's adherence to the SLA Standards shall be evaluated every month. Quantitude shall provide a query and report capability to the SLA Database as part of the Services.

4. COSTS OF ACHIEVING SLAs. Quantitude shall bear all expenses and investments required to achieve the SLA Standards required by Customer; however, such expenditures shall be reflected in the Charges. Quantitude shall bear all its own expenses of investigating and correcting inadequate performance.

5. PERFORMANCE REVIEWS. Customer's designated representative and Quantitude's Customer Account Manager shall meet at least monthly to review Quantitude's adherence to the SLA Standards. Quantitude shall provide Customer, at least ten days in advance of such meeting, with such performance reports as have been reasonably requested by Customer.

6. CORRECTION OF PERFORMANCE. Quantitude is obligated to cure or correct its errors, mistakes, and deficiencies in Service; and credit or repay Customer for any excess Charges resulting from such errors, mistakes, or deficiencies (e.g., due to downtime beyond that permitted under the SLAs).

 A. Quantitude shall cure all instances of inadequate performance. To effectuate such cure, Customer and Quantitude shall proceed in accordance with Response/Resolution Procedures for SLA Problems to be established at the same time as the SLAs.

 B.  For Services for which there is no SLA Standard

  (1) Quantitude shall use commercially reasonable efforts to cure or correct its errors, mistakes, and deficiencies in Service.

  (2) If in Customer's sole discretion, Quantitude's performance of a Service for which there is no SLA Standard becomes unacceptable, Customer and Quantitude shall negotiate an SLA Standard within 30 days after Customer requests such negotiation.

7. EXPIRATION, TERMINATION, AND SLA STANDARDS. Quantitude shall continue to have the obligation to meet the SLA Standards during Transition Assistance. When Quantitude cannot meet an SLA standard due to a cause reasonably under Customer's control or due to a Force Majeure Event, Customer waives any associated penalties.

                          ACCEPTABLE USE POLICY

ACCEPTANCE OF TERMS

This Acceptable Use Policy ("Policy") sets forth the principles, guidelines, and requirements governing the use by customers and anyone customers authorize (collectively, "Users") of Quantitude's systems, networks, services, and products (the "Services"). User's use of the Services shall constitute acceptance with the terms of this Policy. This Policy also applies to any person visiting any of the Quantitude web sites, whether such person is a Quantitude customer or user, a visitor to a public area of our Services, or a participant in one of our promotional offerings. Quantitude reserves the right to modify this Policy at any time, effective upon delivery of the modified Policy to Customer. Users are advised to regularly review this Policy. This Policy has been created to promote the integrity, security, reliability and privacy of the Services. Any violation of this Policy may result in the suspension or termination of the Services.

PROHIBITED USES

Uses of the Services described below are prohibited under this Policy. Quantitude may investigate incidents involving alleged violations of this Policy and may cooperate with law enforcement and other third parties. User shall be responsible for determining what laws or regulations are applicable to its use of the Services.

The Services may be used only for lawful purposes and may not be used to violate any operating rule, policy, or guideline of any other online service provider or interactive service. The examples identified in the subsections below are non-exclusive and are provided, in part, for guidance purposes.

      General

The Services may not be used to transmit, retransmit, distribute, post, or store any material, that, in the sole judgment of Quantitude:

1. is obscene, indecent, profane, pornographic, threatening, libel, defamatory, or otherwise objectionable information of any kind, including material that restricts a civil liberty;

2. is an action that restricts or inhibits any person in its use or enjoyment of Services or any other systems and services;

3. constitutes deceptive or misleading practice, including on-line marketing;

4. is in violation of any rights of any person including rights protected by copyright, trade secret, patent, or other intellectual property or similar laws or regulations including, but not limited to the installation or distribution of "pirated" or other software products that are not appropriately licensed for use by the User;

5. is in violation of any local, state, federal, or international law or regulation or guidelines of any other online service provider or interactive service;

6.    is violating export control laws; or

7. involves the furnishing of false data, including false data on any signup form, contract, or online application, or fraudulent use of credit card numbers (such conduct is ground for immediate termination and may subject the offender to civil or criminal liability).

In addition, all Users are specifically prohibited from, in Quantitude's sole judgment:

1.    utilizing multiple logins, except as permitted by Quantitude;

2. attempting to circumvent the "idle daemon" or time charges accounting, or attempts to run programs while not logged in by any method;

3. consuming excessive resources, including CPU time, memory, disk space and session time or using the resource-intensive programs that negatively impact other system Users or the performance of Quantitude's systems or networks; and

4.    sharing of passwords or accounts with others.

      System or Network Security

The Services may not be used in connection with attempts - whether or not successful - to violate the security of any system, network, or service. Examples of system or network security violations include, without limitation, the following:

1. unauthorized access to or use of data, including any attempt to circumvent User authentication or security of any host, network, or account (hacking, cracking, port scans, or flood pings);

2.    unauthorized monitoring of data or traffic;

3.    interfering with service to any User, host, system or network;

4.    conducting denial of service attacks;

5. any attempt to disrupt service including, but not limited to, distributing or introducing viruses, worms, or other harmful software; and

6.    creating an active full time  connection on a  Quantitude-provided
         dial-up  account  for  Internet  access  by  using   artificial
         means, involving software, programming, or any other method.



      Prohibited Uses of Services

User must use the Services in a manner that, in Quantitude's sole judgment, is consistent with the purposes of such Services. User shall not resell any of the Services without the prior written consent of Quantitude. User shall not engage in any acts that restrict or inhibit any person, whether a User of Quantitude or otherwise, from use or enjoyment of any of the Services.

      Software

Any software provided by Quantitude is copyrighted. User shall use such software only in accordance with the end user license agreement accompanying the software.

VIOLATIONS OF THIS POLICY

Quantitude does not intend to actively monitor the content of web sites, e-mail, news groups, or other materials created or accessible over the Service. Quantitude, however, reserves the right to monitor such services. Violations of this Policy may result in temporary suspension or permanent termination of the Service, demand for removal of offending material, blocked access, or any other action Quantitude deems appropriate to address the violation.

LIABILITY

In no event will Quantitude be liable to any User or third party for any direct, indirect, special or other consequential damages for actions taken pursuant to this Policy, including, but not limited to, any lost profits, business interruption, loss of programs or other data, or otherwise, even if Quantitude was advised of the possibility of such damages.

CONTENT

Quantitude is not responsible for the content of the Services, including any Usenet posting or transmitted e-mail.

COMPLAINTS

Quantitude request that anyone who believes that there is a violation of this AUP or who would like to register a complaint regarding abusive conduct report to us using one or more of the following methods:

                  1.    By FAX to 720 535-____, ATTN: Policy Review
Board.

                  2.    By mail to:

                        Quantitude
                        Policy Review Board
                        5350 S. Valentia Way
                        Englewood, CO  80111

                  3.    By E-mail to:  ______@quantitude.com

Each complaint must include a valid return address. Quantitude must be able to independently verify each instance of abuse, and so, if available, please include in your complaint the following:

o     The IP address used to commit the alleged violation; and

o     The date and time of such violation.

Evidence of the violation including, if applicable, the complete text of the objectionable message, including all headers. Please do NOT send excerpted parts of a message; sending a copy of the entire message, including headers, helps to prevent misunderstandings based on incomplete information, or information used out of context. Full headers demonstrate which path the message has taken, and may enable us to determine whether any part of the message has been forged.

ENFORCEMENT

User must use the Services in a manner that, in Quantitude's sole judgment, is consistent with the purposes of such Services. Quantitude may, in its sole discretion, suspend or terminate the provision of the Services to the User or any part thereof for violation of any of the Policy at any time and without warning.

INDIRECT OR ATTEMPTED VIOLATIONS OF THIS POLICY, AND ACTUAL OR ATTEMPTED VIOLATIONS BY A THIRD PARTY USING THE ACCOUNT OR PASSWORDS OF A QUANTITUDE USER, SHALL BE CONSIDERED A VIOLATION OF THIS POLICY BY SUCH CUSTOMER OR USER.

Quantitude may bring legal action to enjoin violations and/or collect damages cause by violations of this Policy.

--------

EXHIBIT 10.32

              GALILEO INTERNATIONAL, L.L.C. SEVERANCE PLAN
          (As Amended and Restated Effective January 1, 2000)

CH:  1102323v11                          i
                                TABLE OF CONTENTS

                                                                            Page

ARTICLE I. ESTABLISHMENT OF THE PLAN.........................................1

ARTICLE II. PURPOSE OF THE PLAN..............................................1

ARTICLE III. DEFINITIONS.....................................................1

ARTICLE IV. CONDITIONS OF INELIGIBILITY......................................3

ARTICLE V. TERMINATION OF EMPLOYMENT.........................................4

ARTICLE VI. SEVERANCE BENEFITS...............................................5

ARTICLE VII. PAYMENT OF SEVERANCE BENEFITS...................................6

ARTICLE VIII. WAIVER AND RELEASE.............................................6

ARTICLE IX. REINSTATEMENT....................................................7

ARTICLE X. PLAN ADMINISTRATION...............................................7

ARTICLE XI. BENEFIT CLAIMS PROCEDURES........................................7

ARTICLE XII. AMENDMENT/TERMINATION/VESTING...................................9

ARTICLE XIII. NO ASSIGNMENT..................................................9

ARTICLE XIV. NO EMPLOYMENT RIGHTS............................................9

ARTICLE XV. PLAN FUNDING.....................................................9

ARTICLE XVI. APPLICABLE LAW..................................................9

ARTICLE XVII. PLAN YEAR......................................................9

ARTICLE XVIII. MISCELLANEOUS PROVISIONS.....................................10

CH:  1102323v11                         10
CH:  1102323v11
              GALILEO INTERNATIONAL, L.L.C. SEVERANCE PLAN

ARTICLE I.

                            ESTABLISHMENT OF THE PLAN

1.1...Effective January 1, 2000 , Galileo International, L.L.C. hereby amends and restates the Galileo International, L.L.C. Severance Plan (the "Plan").

1.2...The Plan is an unfunded welfare benefit plan for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and a severance pay plan within the meaning of United States Department of Labor regulations section 2510.3-2(b). The Plan supersedes any and all prior severance plans, programs, or policies covering Eligible Employees, both formal and informal, of the Employer.

ARTICLE II.

                               PURPOSE OF THE PLAN

2.1...The purpose of the Plan is to provide Eligible Employees with Severance Benefits for a specified period of time and in a specified amount in the event that their employment with the Employer is involuntarily terminated under prescribed circumstances.

ARTICLE III.

                                   DEFINITIONS

      Definitions.  When  used in the  Plan,  the  following  words  and
      -----------
phrases have the following respective meanings unless the context clearly otherwise requires:

      1.1.  "COBRA"   shall  mean  the   Consolidated   Omnibus   Budget
            Reconciliation Act of 1986, as codified in Section 601 et seq. of ERISA and Section 4980B of the Code.

      1.1. "Code" shall mean the Internal Revenue Code of 1986, as amended.

      1.1.  "Company" shall mean Galileo International, L.L.C.

      1.1. "Controlled Group Member" shall mean the Company and any other entity which is a member of the Company's controlled group (as such term is defined in Sections 414(b) or 414(c) of the Code).

      1.1.  "Effective Date" shall mean January 1, 2000 .

      1.1. "Eligible Employee" shall mean any individual who is a common-law employee of an Employer, excluding any employee who is (a) classified by the Employer as a temporary or seasonal employer, (b) classified by the Employer as an independent contractor and whose income is not reported by the Employer for federal income tax purposes on Form W-2 (or its successor), regardless of whether the Employee is subsequently reclassified by the Internal Revenue Service as a common-law employee for federal income tax purposes,
            (c) covered by a collective bargaining agreement unless such collective bargaining agreement provides for his coverage under the Plan, or (d) a "leased" employee.

      1.1. "Employer" shall mean the Company and its Controlled Group Members which have adopted the Plan with the approval of the Managers of the Company or the approval of the Plan Administrator. As of the Effective Date, the Employers are the Company and, as of January 1, 2001, Quantitude, Inc.

      1.1. "Non-Qualifying Termination" shall mean a Termination of Employment under the circumstances set forth in Article IV.

      1.1.  "Plan"   shall  mean  the  Galileo   International,   L.L.C.
            Severance Plan.

      1.1. "Plan Administrator" shall mean the committee appointed by the Company to administer the Plan under Article X.

      1.1.  "Qualifying   Termination"   shall  mean  a  Termination  of
            Employment which is not a Non-Qualifying Termination.

      1.1. "Salary" shall mean the Eligible Employee's rate of pay, payable by the Employer for services performed as an employee, determined on the effective date of a Qualifying Termination. For an exempt employee, such rate of pay shall mean such employee's rate of base annual salary. For a non-exempt employee, such rate of pay shall mean such employee's regular hourly rate, excluding, without limitation, overtime payments, multiplied by the number of hours he works during a regularly scheduled work week.

      1.1. "Severance Benefits" shall mean Severance Pay and Other Benefits provided in Section 6.2.

      1.1. "Severance Pay" shall mean the amounts payable in cash as provided in Section 6.1.

      1.1. "Termination of Employment" shall mean any termination of the Eligible Employee's employment with an Employer.

      3.16. "Year of Continuous Service" shall mean each 12-month period of continuous, uninterrupted employment of an Eligible Employee as an employee of a Controlled Group Member, provided that employment with a Controlled Group Member prior to the time when it becomes a member of the Controlled Group shall be included as employment with the Controlled Group Member to the same extent such service is counted, if at all, by the Controlled Group Member for purposes of the employee's vacation or as otherwise provided in the written agreements governing the acquisition, including, as of the Effective Date, prior service with (a) Galileo International Partnership, (b) Apollo Travel Services Partnership ("ATS"), provided that the individual was transferred directly from employment with ATS to employment with the Company without interruption due to the purchase of ATS by the Company, (c) Covia Partnership, provided that the individual was transferred directly from employment with Covia
            Partnership to employment with ATS or Galileo International Partnership without interruption on September 16, 1993, (d) United Airlines, provided that the individual was transferred directly from employment with United Airlines to employment with ATS or Galileo International Partnership without interruption, (e) Trip.com, and
            (f) Quantitude, Inc.. The period of time during which a full-time employee receives benefits under a short term disability program or is absent due to vacation or an Employer-authorized leave will not interrupt such employee's Years of Continuous Service. An employee's Years of Continuous Service will be determined as of the effective date of the Eligible Employee's Qualifying Termination. Years of Continuous Service shall be measured, as applicable, from the employee's most recent date of hire by a Controlled Group Member. Periods of Continuous Service shall be cumulative under the Plan, but in no event shall the same period be counted more than once as Continuous Service.

            Fractional Years of Continuous Service shall be credited to the nearest month (representing one-twelfth (1/12) of a year), with service for any one day in a month constituting service for the entire month.

ARTICLE IV.

                           CONDITIONS OF INELIGIBILITY

4.1. Notwithstanding any other provision of the Plan, no Severance Benefits shall be payable in the event of a Termination of Employment due to one or more of the following events (i.e., a Non-Qualifying Termination):

(a) the Eligible Employee has a Termination of Employment while in a category of employment not covered by the Plan or while employed by an entity which is not an Employer;

(b)   the Eligible  Employee has a Termination  of Employment for cause, as determined by the Company's human resources policies, in its sole discretion;

(c)   the Eligible  Employee has a Termination  of Employment on account of death;

(d) the Eligible Employee has a Termination of Employment which is voluntary through retirement, resignation or failure to report for work, or voluntarily transfers to employment with a Controlled Group Member or affiliate which is not an Employer;

(e)   the  Eligible  Employee  ceases  active  service  but  remains  an employee of the Employer on layoff, leave of absence, sabbatical or other inactive status; provided, however, that an Eligible Employee who returns from a leave of absence duly authorized by the Company's Human Resources Group and for whom no active position with the Employer is found upon such return shall be eligible for Severance Benefits under the Plan;

(f)   the Eligible  Employee has a Termination  of  Employment  when the
            Plan is not in effect;

(g)   the Eligible  Employee is employed by a Controlled  Group  Member, or in an operation, division, business, department, facility or function of the Employer (each a "divested entity"), and substantially all of the assets of the divested entity are sold or otherwise transferred to a purchaser, and the employee either retains employment with the Controlled Group Member as of the effective date of the sale or transfer or is offered a comparable position, as determined by the Company, with the purchaser;

(h) the Eligible Employee (i) assumes a position with any provider of labor or services to the Employer, in connection with the Employer's decision to outsource such employee's job to that provider, or (ii) performs services for the Employer and is designated by such Employer as a "leased" employee, a consultant or an independent contractor;

(i) the Eligible Employee has a Termination of Employment after such Employee refuses to accept a position with the Employer, a Controlled Group Member, or an affiliate of the Employer, offering a level of responsibility and total compensation which is, in the aggregate, comparable to such level immediately prior to the Termination of Employment;

(j) the Eligible Employee's site of employment with the Employer is moved less than 35 miles and the employee voluntarily quits or fails to report to work at the new location;

(k) the Eligible Employee who is receiving Severance Benefits is rehired by an Employer in regular full-time employment (or part-time employment if the rehired employee was a part-time employee prior to his Termination of Employment). For such rehired employees, Severance Benefits shall end as of the date of rehire; or

(l) the Eligible Employee, upon a Termination of Employment, is eligible to receive any severance or similar benefits pursuant to any employment, change-of-control, or separation agreement between the employee and the Employer or under any other severance plan, policy, or arrangement.

4.2. In its exclusive discretion, the Company may determine other circumstances that constitute a Non-Qualifying Termination.

ARTICLE V.

                            TERMINATION OF EMPLOYMENT

5.1. If the effective date of an Eligible Employee's Termination of Employment is not the last day of a payroll period, then such employee's paycheck for that payroll period shall be allocated between his Salary for such period and his Severance Pay payable under the Plan, respectively, based on the proportionate number of business days of that payroll period preceding the effective date of such employee's Termination of Employment. The Employer may give the employee such advance notice of Termination of Employment, if any, as it deems appropriate.

ARTICLE VI.

                               SEVERANCE BENEFITS

      An Eligible Employee who has a Qualifying Termination with a Employer and who executes the Release described in Article VII is eligible for Severance Benefits under the Plan, as follows:

6.1.  Severance Pay.

(a) The amount of Severance Pay shall be determined based upon the Eligible Employee's category, as applicable:

(1) Category A - Each Eligible Employee who is approved for participation in the Employer's annual Management Incentive Plan for the calendar year of the Eligible Employee's Qualifying Termination, as determined by the Managers or its Compensation Committee for that year.

(2) Category B - Each Eligible Employee who, as of the start of the calendar year of the Eligible Employee's Qualifying Termination (or as the employee's date of hire with the Employer, if the employee was not employed by the Employer as of the start of that calendar year) is in (i) job grade 7 or below, or (ii) job grade T3 or below.

(3)         Category C - Each Eligible Employee not in Category A or Category B.

(b)   The amount of Severance Pay shall be equal to the following:

(1) for Eligible Employees in Category A, the greater of (i) the sum of (A) ten weeks of Salary, plus (B) two weeks of Salary for each complete Year of Continuous Service credited to the employee under the Plan, or (ii) twenty-eight weeks of Salary;

(2) for Eligible Employees in Category B, the greater of (i) the sum of (A) three weeks of Salary, plus (B) one week of Salary for each complete Year of Continuous Service credited to the employee under the Plan, or (ii) six weeks of Salary; or

(3) for Eligible Employees in Category C, the greater of (i) the sum of (A) six weeks of Salary, plus (B) one week of Salary for each complete Year of Continuous Service credited to the employee under the Plan, or (ii) fourteen weeks of Salary.

(c) Notwithstanding any other provision of the Plan, in no event, however, shall Severance Benefits payable to any Eligible Employee under the Plan exceed two times the employee's annual compensation during the year immediately preceding his Qualifying Termination or be payable over a period of more than two years from the date of the Qualifying Termination.

6.2.  Other Benefits

(a) During the period that Severance Pay is payable, the Employer shall pay the Eligible Employee's costs of continued medical coverage under COBRA, provided that such Eligible Employee elects COBRA coverage under the Employer's medical plan. Notwithstanding the foregoing, the Employer shall not pay such COBRA costs (1) for any period if the Eligible Employee receives Severance Pay in the form of a lump sum payment, or (2) after the date that such Eligible Employee would have received his final Severance Pay payment if he had commenced receiving such payments as of the first pay period beginning after his Qualifying Termination.

(b) After a Qualifying Termination, the Eligible Employee shall be entitled to receive any tuition reimbursement previously approved for any courses or classes in which the Eligible Employee is actually enrolled at the time of such Qualifying Termination.

ARTICLE VII.

                          PAYMENT OF SEVERANCE BENEFITS

7.1. Subject to the preconditions stated herein, Severance Pay which is payable to an Eligible Employee under the Plan shall be payable in accordance with the Employer's regular payroll schedule. The Company may, in its discretion, pay all or any portion of the unpaid balance of Severance Pay due an Eligible Employee under the Plan in monthly or quarterly installments or a single lump sum.
Notwithstanding the foregoing, however, no Severance Benefits shall be paid prior to the expiration of the seven-day revocation period provided for in the waiver and release attached as Exhibit A. Except as otherwise provided by the Company, in no event may Severance Benefits continue to any Eligible Employee for more than two years beyond the later of the effective date of his Qualifying Termination or age 65.

7.2. Severance Benefits will be subject to Federal, State, and local income tax withholding as well as all applicable payroll taxes as and to the extent required by applicable law.

ARTICLE VIII.

                               WAIVER AND RELEASE

8.1. A condition for receiving Severance Benefits under the Plan shall be that the Eligible Employee voluntarily give the Employer a valid and enforceable written waiver and release of claims relating to his employment and termination of employment with the Employer. Such waiver and release shall be substantially in the form attached as Exhibit A to the Plan.

ARTICLE IX.

                                  REINSTATEMENT

9.1. Severance Benefits will be suspended if an Eligible Employee performs services for an Employer or Controlled Group Member as a temporary employee, a leased employee or as an independent contractor and will recommence when such person is no longer performing services for any Controlled Group Member or affiliate.

9.2. In the event that an employee is reemployed by the Employer, Controlled Group Member or an affiliate of the Employer while receiving payment of Severance Benefits under the Plan, Severance Benefits under the Plan will be suspended as of the date such reemployment begins.

ARTICLE X.

                               PLAN ADMINISTRATION

10.1. The Company shall designate and appoint to serve as the "Plan Administrator" and the "named fiduciary" of the Plan (within the meaning of such terms as defined in ERISA), a committee consisting of not more than five (5) individuals, who may be employees of an Employer (and who may be the members of the Company's ERISA Plans Administration Committee).

10.2. The Plan Administrator shall have the exclusive and discretionary authority to determine eligibility for Plan benefits, to interpret and construe the terms of the Plan and to make factual determinations about all Plan matters. The decisions of the Plan Administrator shall be final and conclusive with respect to all questions concerning the administration of the Plan. The Plan Administrator may delegate to other persons responsibilities for performing certain of the duties of the Plan Administrator under the terms of the Plan and may seek such expert advice as the Plan Administrator deems reasonably necessary with respect to the Plan. The Plan Administrator shall be entitled to rely upon the information and advice furnished by such delegatees and experts, unless actually knowing such information and advice to be inaccurate or unlawful.

ARTICLE XI.

                            BENEFIT CLAIMS PROCEDURES

11.1. Any Eligible Employee who believes he is eligible for any Severance Benefit under the Plan which has not been paid shall file a claim for such benefit in accordance with this Article XI. Such claim shall be filed in writing with the Plan Administrator as promptly as practicable, but in no event later than one year after the first delinquent payment of Severance Pay would have been scheduled to be paid to the claimant had the benefits claimed by him been paid in the ordinary course under the Plan. Severance Benefits under the Plan will be paid only if the Plan Administrator decides in its discretion that the claimant is entitled to them.

11.2. Each claim for benefits under the Plan shall be considered by the Plan Administrator and granted or denied, in whole or in part, in the sole discretion of the Plan Administrator. The Plan Administrator's decision shall be issued in writing to the claimant within ninety (90) days (or, if special circumstances require it, within a further period of ninety (90) days, provided notice is issued to the claimant of such extension before the first ninety (90) days expires). A decision of the Plan Administrator denying a claim, in whole or in part, will set forth in a clear and understandable manner:

(a)   the specific reason or reasons for the denial;

(b)   specific  reference  to  pertinent  Plan  provisions  on which the denial is based;

(c)   a  description   of  any   additional   material  or   information
            necessary for the claimant to perfect the claim, and an explanation of why such material or information is necessary; and

(d)   an  explanation  of the appeal  procedures set forth below in this
            Article XI.

11.3. If notice of an extension or of a decision has not been furnished within ninety (90) days of the filing of a claim, the claimant may presume the claim to have been denied as of that 90th day for the purpose of proceeding to the appeal stage set forth below.

11.4. A claimant, or his authorized representative, shall have sixty (60) days following receipt of a claim denial in which to appeal that denial. During that sixty (60) day period, the claimant or authorized representative may review the Plan's records pertaining to the claim and may submit a written appeal, to include all issues, comments and further materials and information in support of the claim. Such appeals shall be directed to and considered by the ERISA Plans Administration Committee of the Company (the "EPAC"), as constituted from time to time. Failure to appeal within such sixty (60) day period constitutes a waiver of the right to challenge the claim denial.

11.5. Upon receipt of an appeal, the EPAC shall review and consider the appeal and reach a decision, in its sole discretion, within sixty (60) days after receipt of the appeal (or, if special circumstances require it, within a further period of sixty (60) days, provided notice is issued to the claimant or his representative of such extension before the first sixty (60) day period expires). The EPAC may request and explore such additional materials and information as it deems necessary and appropriate in order to render a decision. The decision of the EPAC shall be issued in writing and will set forth in a clear and understandable manner the reasons for the decision and make specific references to pertinent Plan provisions on which the decision is based. Except as otherwise may be required by law, the decision of the EPAC (or of the Plan Administrator, if different and an appeal is not made) shall be final and binding.

ARTICLE XII.

                          AMENDMENT/TERMINATION/VESTING

12.1. No person shall have any vested right to Severance Benefits under the Plan. The Company reserves the right in its sole discretion to amend, extend or terminate the Plan at any time by a written instrument of amendment executed by EPAC.

ARTICLE XIII.

                                  NO ASSIGNMENT

13.1. Severance Benefits payable under the Plan shall not be subject to anticipation, alienation, pledge, hypothecation, sale, transfer, assignment, garnishment, attachment, execution, encumbrance, levy, lien, or charge, and any attempt to cause such Severance Benefits to be so subjected shall not be recognized, except to the extent required by law.

ARTICLE XIV.

                              NO EMPLOYMENT RIGHTS

14.1. The Plan shall not confer employment rights upon any person. No person shall be entitled, by virtue of the Plan, to remain in the employ of the Employer.

ARTICLE XV.

                                  PLAN FUNDING

15.1. No Eligible Employee shall acquire by reason of the Plan any right in or title to any assets, funds, or property of the Employer. Any Severance Benefits which become payable under the Plan are unfunded obligations of the Employer and are payable solely from the general assets of the Employer.

ARTICLE XVI.

                                 APPLICABLE LAW

16.1. The Plan shall be governed and construed in accordance with ERISA and, in the event that any reference shall be made to State law, the laws of the State of Illinois shall apply.

ARTICLE XVII.

                                    PLAN YEAR

17.1. The Plan Year of the Plan shall be the calendar year.

ARTICLE XVIII.

                            MISCELLANEOUS PROVISIONS

18.1. All Employer property (i.e., keys, credit cards, documents and records, identification cards, equipment, etc.) must be returned by an Eligible Employee in order for such Eligible Employee to commence or continue receiving Severance Benefits under the Plan. This forfeiture remedy is not exclusive and is in addition to any and all other legal and equitable rights and remedies available to the Employer to protect or recover its property under applicable law. Any failure by the Employer to apply this forfeiture remedy in one or more instances shall not waive the Employer's right to apply such remedy in any other case.

18.2. For purposes of construing the Plan, all references in the masculine shall include the feminine and all references in the singular shall include the plural, as the context and circumstances may require.

      IN WITNESS WHEREOF, GALILEO INTERNATIONAL, L.L.C. has caused this amended and restated Plan to be adopted, put into effect in accordance with its terms, and executed on this 13TH day of December,
                                                  -----       ---------
2000, to be effective as of January 1, 2000 .

                                    GALILEO INTERNATIONAL, L.L.C.


                                    By:  /s/ Lyn Bulman

                                    Its: Senior Vice President

CH:  1102323v11                   EXHIBIT "A"
                     GALILEO INTERNATIONAL, L.L.C.
                                 SEVERANCE PLAN

                                    EXHIBIT A

                                 Form of Release

                         SEVERANCE AGREEMENT AND RELEASE

        GALILEO INTERNATIONAL, L.L.C. ADVISES ELIGIBLE EMPLOYEE
     TO CONSULT WITH AN ATTORNEY PRIOR TO EXECUTING THIS AGREEMENT

("Eligible Employee") and GALILEO INTERNATIONAL, L.L.C. ("the Company") hereby enter into this Severance Agreement and Release ("Agreement").

            WHEREAS, there has been a Qualifying Termination, as such term is defined in the Galileo International, L.L.C. Severance Plan (the "Plan"), of Eligible Employee's employment from the Company or one of the Released Parties; and

            WHEREAS, the Eligible Employee is required to sign this Agreement in order to receive Severance Benefits in accordance with the terms of the Plan.

            NOW THEREFORE, in consideration of the promises and agreements contained herein and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, and intending to be legally bound, the Eligible Employee agrees as follows:

1. Eligible Employee's employment with the Company or one of the Released Parties will end on __________________________, ________.

2. As consideration for Eligible Employee's promises in this Agreement, the Company will pay Severance Pay to Employee in the amount of $_______, less applicable payroll deductions, and, at Eligible Employee's election, provide for continued medical benefits, in accordance with the terms of the Plan. The payment of Severance Benefits will be made, or commence, no earlier than on the Company's next regular payday after the 7-day revocation period set forth in Paragraph 8(e) has expired. This payment, in conjunction with payment of accrued vacation time and earned salary or wages, less applicable payroll deductions, fully discharges any obligations of the Company to Eligible Employee for any other compensation, wages or any other expectation of remuneration on the part of Eligible Employee.

3. Eligible Employee agrees that the foregoing Severance Benefits, in addition to the other payments and benefits payable under the Plan, constitutes the entire amount of consideration provided to Eligible Employee under this Agreement and the Plan, and that Eligible Employee will not seek any further compensation or benefits from the Company. Eligible Employee also understands and agrees that, absent this Agreement, Eligible Employee would not otherwise be entitled to the Severance Benefits described in Paragraph 2.

4. Eligible Employee agrees to immediately turn over to the Company any and all files, memoranda, notes, records, reports, photographs, drawings, plans, papers, or other documents (whether paper or electronic), physical or personal property obtained by Eligible Employee during the course of his/her employment with the Company and that are the property of the Company. Eligible Employee understands that he/she will forfeit his/her right to all severance pay and benefits under the Plan if he/she fails to return the property to the Company. Furthermore, Eligible Employee agrees not to disclose any Confidential Information obtained by Employee during the course of his/her employment with the Company, to any person other than an officer, director, or employee of the Company. For purposes of this Agreement, "Confidential Information" shall mean methods, processes, techniques, formulae, equipment, research data, marketing and sales information, personnel data, customer lists, financial data, plans, and all know-how or trade secrets belonging to the Company, or any of its subsidiaries or affiliated companies, and which have not been published or disclosed to the general public. In addition, Eligible Employee agrees that nothing in this Agreement shall be construed to waive, release, impair, abridge or affect, in any way, any intellectual property rights [including but not limited to discoveries, inventions, improvements, and innovations, (whether patentable or not); trademarks; or copyrights] assigned to the Company by Eligible Employee, whether by contract or by operation of law, during his/her employment with the Company.

5. Eligible Employee understands that state and federal laws, including the AGE DISCRIMINATION IN EMPLOYMENT ACT, prohibit employment discrimination based on age, sex, race, color, national origin, religion, handicap, disability or veteran status. Eligible Employee further understands and agrees that, by signing this Agreement, he/she agrees to waive any such claims, and to release the Company from any such claims.

6. In consideration of the payments to be made and the benefits to be received by the Eligible Employee pursuant to the Plan, which the Eligible Employee acknowledges are in addition to the payments and other benefits which the Eligible Employee would be entitled to receive absent the Plan and the execution of this Agreement, the Eligible Employee, for himself and his dependents, successors, assigns, heirs, executors and administrators (and his and their legal representatives of every kind), hereby releases, dismisses, remises and forever discharges the Company, its predecessors, parents, subsidiaries, divisions, related or affiliated companies, officers, directors, stockholders, members, employees, heirs, successors, assigns, representatives, agents and counsel (collectively, "the Released Parties"), from any and all liabilities, arbitrations, claims, including claims for attorney's fees, demands, damages, suits, proceedings, actions and/or causes of action of any kind and every description, whether known or unknown, which Eligible Employee now has or may have had for, upon, or by reason of any cause whatsoever ("claims"), against the Released Parties, including but not limited to:

(a) any and all claims arising out of or relating to Eligible Employee's employment by or service with, and his termination of employment from, the Company or one of the Released Parties;

(b) any and all claims of discrimination, including but not limited to claims of discrimination on the basis of sex, race, color, age, national origin, marital status, sexual orientation, ancestry, harassment, handicap, parental status, retaliation, veteran status, source of income, religion or disability, including, specifically, but without limiting the generality of the foregoing, any claims under the AGE DISCRIMINATION IN EMPLOYMENT ACT, as amended, Title VII of the Civil Rights Act of 1964, as amended, the Equal Pay Act, the Americans with Disabilities Act, Title 42 of the United States Code, and any other applicable federal, state, municipal or local statute, ordinance, law and/or regulation; and

(c) any other claim whatsoever including, but not limited to, any and all claims of wrongful or unjust discharge, breach of any contract or promise, express or implied, promissory estoppel; any and all claims for wages, overtime, commissions, bonus compensation, sick leave, vacation pay, benefits; any and all claims under the Fair Labor Standards Act, as amended; any and all claims for torts, harassment, pain and suffering, negligence, gross negligence, intentional injuries, defamation, invasion of privacy; or other similar claims arising out of relating to Eligible Employee's employment with the Company or one of the Released parties.

            Provided, however, that Eligible Employee expressly does not release or waive: any rights or claims which Employee may have, under the Age Discrimination in Employment Act, that arise after the date of execution of this Agreement; any rights or claims relating to vested retirement or pension benefits; any claims he/she may make under state workers' compensation or unemployment compensation laws; and any rights or claims which Eligible Employee is precluded from waiving by operation of law.

7. Eligible Employee understands and acknowledges that the Released Parties do not admit any violation of law, liability or invasion of any of his/her rights and that any such violation, liability or invasion is expressly denied. The consideration provided for this Agreement is made for the purpose of settling and extinguishing all claims and rights (and every other similar or dissimilar matter) that Eligible Employee ever had or now may have against the Company to the extent provided in this Agreement. Eligible Employee further agrees and acknowledges that no representations, promises or inducements have been made by the Company other than as appear in the Plan.

8.    Eligible Employee further agrees and acknowledges that:

(a) The release provided for herein releases claims to and including the Effective Date of this Agreement;

(b) He/she has been advised by the Company to consult with legal counsel prior to executing this Agreement, has had an opportunity to consult with and to be advised by legal counsel of his/her choice, fully understands the terms of this Release, and enters into this Release freely, voluntarily and intending to be bound;

(c)   He/she  was   provided   with  this   Agreement   for   consideration   on
      _________________________,  _______,  and that  he/she  has  been  given a period of 21 days to review and consider the terms of this Agreement, prior to its execution and that he/she may use as much of the 21 day period as he/she desires;

(d)   He/she has received a copy of the Plan; and

(e) He/she may, within 7 days after execution, revoke this Agreement, and this Agreement shall not be effective until the expiration of this 7-day period ("the Effective Date"). Revocation shall be made by delivering a written notice of revocation to the Plan Administrator at the address of the Company. For such revocation to be effective, written notice must be actually received by the Plan Administrator at the address of the Company no later than the close of business on the 7th day after Eligible Employee executes this Agreement. If Eligible Employee does exercise his/her right to revoke this Agreement, all of the terms and conditions of the Agreement shall be of no force and effect and the Company shall not have any obligation to make payments to Eligible Employee as set forth in this Agreement and under the Plan.

9. Eligible Employee represents that he/she has not filed nor caused to be filed any lawsuit or other complaint that raises any claims that he/she has released under Paragraph 6. Eligible Employee further agrees that he will never file a lawsuit or other complaint asserting any claim that is released in this Agreement. 10. Eligible Employee waives and releases any claim that he has or may have to reemployment with the Company, or any of its parent companies, subsidiary companies, affiliates, successors or assigns.

11. Eligible Employee agrees that no promises or agreements have been made except those contained in this Agreement and that this Agreement supersedes any other oral and written understandings, statements or provisions prior to the date this Agreement is executed. If any provision of this Agreement is declared invalid or unenforceable, the remaining portions of the Agreement shall not be affected thereby and shall be enforced. However, if Eligible Employee's waiver and release in Paragraph 6 above is declared illegal or invalid, Eligible
Employee shall have no right to receive or retain the Severance Benefits described in Paragraph 2 above.

12. This Agreement is deemed made and entered into in the State of Illinois, and in all respects shall be interpreted, enforced and governed under the internal laws of the State of Illinois, to the extent not preempted by federal law. Any dispute under this Agreement shall be adjudicated by a court of competent jurisdiction in the State of Illinois.

            You and the Company each signify acceptance of the terms of this Agreement by signing below.

GALILEO INTERNATIONAL, L.L.C.

By:                                    Date:
    ------------------------------          ------------------------------

Title:
      ------------------------------



ELIGIBLE EMPLOYEE:

                                       Date:
----------------------------------          ------------------------------
Signature

                                       Date:
----------------------------------          ------------------------------
Print Name

Please provide your mailing address for Please return this election to: your severance check(s):
                                         Galileo International, L.L.C.
                                         Human Resources Department
                                         9700 W. Higgins Road, Suite 400
----------------------------------
                                         Rosemont, IL 60018
----------------------------------

CH:  4THAMENDMENT401K.DOC

EXHIBIT 10.33(d)

                                FOURTH AMENDMENT

                                     TO THE

                              GALILEO INTERNATIONAL

                           SAVINGS AND INVESTMENT PLAN

            WHEREAS, Galileo International, L.L.C. (the "Company") sponsors and maintains the Galileo International Savings and Investment Plan (the "Plan"); and

            WHEREAS, pursuant to Section 14.1 of the Plan, the Company has reserved the right to amend such plan; and

            WHEREAS, the Company desires to amend the Plan to modify the definition of "Compensation" and to provide that the ERISA Plans Administrative Committee ("EPAC") has the authority under certain circumstances to amend the Plan;

            NOW, THEREFORE, BE IT RESOLVED, that the Plan is hereby amended to read as follows:

1.    Section 1.12 of the Plan is hereby amended to read as follows:

      BOARD.  The term Board means the Managers of Galileo International.

2. Effective January 1, 2000, Section 1.14(A) of the Plan is hereby amended to read as follows:

            1.14  COMPENSATION

                  (A) Except as otherwise provided in the Plan, the term "Compensation" means a Participant's earned base pay (including for purposes of Nonelective Contributions only, pre-tax FlexTrack Benefit contributions), plus pay for:

                        Overtime                     Commissions

                        Doubletime                   Retroactive Pay

                        Shift Differential           Lump-Sum Merit Pay

                        Holiday Rotating Day Off     Management Incentive
                                                     Bonuses*

                        Holiday Worked Rotating Day  Profit Sharing Plan
                                                     Distributions

3. Effective January 1, 2001, Section 1.17 of the Plan is hereby amended to read as follows:

CH:  4THAMENDMENT401K.DOC

      1.17 DISABILITY. The term Disability means, as determined within 12 months of a termination of employment with the Employer and each of its controlled group members by a licensed healthcare practitioner (including a physician, licensed nurse, licensed social worker, etc.), that (a) the Participant is unable to perform (without substantial assistance) at least two activities of daily living for a period of at least 90 days due to a loss of functional capacity
            (or the Participant has a loss of capacity similar thereto in accordance with regulations prescribed by the Secretary of Treasury in consultation with the Secretary of Health and Human Services) or
            (b) the Participant requires substantial supervision to protect him from threats to health and safety due to severe cognitive impairment. "Activities of daily living" for this purpose include eating, toileting, transferring, bathing, dressing and continence. The date of Disability for this purpose means the date that the Participant would be eligible for benefits under the Employer's long-term care plan or would begin receiving such benefits if the Participant had enrolled in such plan.

4. Effective January 1, 2001, the first sentence of Section 1.23 of the Plan is hereby amended to read as follows:

      The term Employer means Galileo International, L.L.C. ("Galileo International") and any of its successor organizations which elects to continue the Plan and any member of its controlled group of corporations (as defined below) which adopts the Plan with Galileo International's consent.

5. Effective January 1, 2001, the first sentence of Section 14.1 is hereby amended to read as follows:

      The Board, by resolution, shall have the right from time to time to modify or amend, in whole or in part, any or all provisions of the Plan. Notwithstanding the foregoing, the Administrator shall also have the right from time to time to modify or amend, in whole or in part, any or all provisions of the Plan, provided that such amendment does not increase Plan benefits or increase the costs of the Plan to Galileo International. All such amendments shall be in writing and shall be signed by Galileo International in the event of an amendment adopted by the Board or by the Administrator in the event of an amendment by the Administrator.

6. Effective January 1, 2001, Section 14.2 of the Plan is hereby amended to read as follows:

      14.2 CONDITIONS OF AMENDMENT. Neither Galileo International nor the administrator shall make any amendment which would cause the Plan to lose its status as a qualified plan within the meaning of section 401(a) of the Code.

7. Effective January 1, 2001, The first sentence of Section 14.3 of the Plan is hereby amended to read as follows:

      Galileo International intends to continue the Plan indefinitely for the benefit of its Employees, but reserves the right to terminate the Plan at any time by resolution of its Board.

8. Effective January 1, 2001, Article XV of the Plan is hereby amended by substituting the phrase "Galileo International" for the phrase "the Employer" wherever it occurs therein.

9. Except as otherwise provided herein, the Plan shall continue in full force and effect.

Dated this 13th day of December, 2000.

                                          GALILEO INTERNATIONAL L.L.C



                                          By: /s/ Lyn Bulman

                                          Its: Senior Vice President

1102802v6

EXHIBIT 10.36

                              GALILEO INTERNATIONAL

                             EMPLOYEES PENSION PLAN

ARTICLE I

                                  INTRODUCTION

Section 1.01 Amendment and Restatement. Effective January 1, 1997, Galileo International, L.L.C. hereby amends and restates the Galileo International Employees Pension Plan. The Plan, as amended and restated herein, is intended to continue to qualify as a non-integrated defined benefit pension plan under
Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code") and the Galileo International Employees Pension Trust (the "Trust") is intended to continue to be tax-exempt under Section 501(a) of the Code.

Section 1.02 History and Purpose. Effective as of January 1, 1993, Covia Partnership ("Covia") established the Covia Employees Pension Plan (the "Plan") for the benefit of all eligible employees of Covia and its Affiliated Employers. The Plan replaced the Covia Pension Plan (previously known as the "Covia Mirror Pension Plan") (the "Prior Plan") that was originally established August 5, 1988, and was amended and restated thereafter. Effective as of January 1, 1993, the Prior Plan was merged into this Plan.

      Effective as of September 16, 1993, pursuant to a combination of the operations of Covia, certain of the assets and business of Covia were assumed by Apollo Travel Services, a general partnership ("Apollo"), and Covia Partnership was renamed as Galileo International Partnership. Accordingly, effective September 16, 1993, the Plan was renamed the Galileo International Employees Pension Plan.

      Effective as of January 1, 1994, Apollo established the Apollo Travel Services Pension Plan (the "Apollo Plan") for the benefit of its eligible employees.

      Effective July 30, 1997, Galileo International Partnership was merged into Galileo International, L.L.C. and Galileo International L.L.C. purchased all of the outstanding partnership interests of Apollo. The Apollo Plan was merged into the Plan, effective January 1, 1997.

Section 1.03 Applicability. The provisions of this amended and restated Plan shall apply only to an Employee who terminates employment on or after January 1, 1997. The rights of any person whose status as an Employee terminated prior to January 1, 1997, shall be determined in accordance with the provisions of the Plan in effect on the date his employment terminated, except that the rights of any person who had deferred vested benefits under the Prior Plan shall be determined in accordance with the Prior Plan as in effect on the date of such Participant's termination of employment, unless otherwise specifically provided under the terms of this Plan. Notwithstanding the foregoing, the rights of any person whose status as employee of Apollo terminated prior to January 1, 1998 shall be determined in accordance with the Apollo Plan as in effect on the date of such person's termination of employment.

ARTICLE II

                          DEFINITIONS AND CONSTRUCTION

      Where the following words and phrases appear in this Plan, they will have the meanings set forth in this Article unless the context of a given Section indicates otherwise.

Section 2.01 Accrued Benefit. A Participant's benefit, determined as of any date, based on the formula set forth in Section 6.02 of this Plan, and payable as a Single Life Annuity at Normal Retirement Age. Such Accrued Benefit will be determined in accordance with the provisions of Articles VI through X of the Plan.

Section 2.02      Actuarial Equivalent.  A benefit or amount that has the
                  --------------------
same Actuarial Equivalent Value as an Accrued Benefit or other applicable benefit.

Section 2.03 Actuarial Equivalent Value. A benefit or amount of equivalent value when calculated under generally accepted actuarial methods, using the applicable tables, interest rates and other factors described, as applicable, in Appendix B of the Plan and in Section 12.08.

Section 2.04      Affiliated Employer.  Any of the following entities as
                  -------------------
defined under Section 414 of the Code:

(a) any corporation that is a member of a controlled group of corporations (within the meaning of Section 414(b) of the Code) with Galileo International;

(b) any trade or business, whether or not incorporated, that is under common control (within the meaning of Section 414(c) of the Code) with Galileo International;

(c) any  trade or  business  that is a member  of an  affiliated  service  group
(within  the  meaning  of  Section   414(m)  of  the  Code)  of  which   Galileo
International is also a member;

(d) any other entity required to be aggregated with Galileo International under Section 414(o) of the Code; or

(e) solely for purposes of Article XV, any entity required to be aggregated with Galileo International under the rules set forth in Code Section 415(h).

provided that "Affiliated Employer" does not include any entity for any period before the date such entity satisfied (or after the date the entity ceases to satisfy) the affiliation or control tests of (a) through (d) above, subject to the provisions of Appendix A.

      For periods prior to the closing date of the Covia Reorganization, unless otherwise specifically provided under the Plan, the term "Affiliated Employer" shall also include United Air Lines; provided, however, that United Air Lines retains not less than fifty percent (50%) ownership of Galileo International. For periods on and after the closing date of the Covia Reorganization, the term "Affiliated Employer" shall not include United Air Lines, unless otherwise specifically provided under the Plan.

Section 2.05      Annuity Starting Date.  The first day of any period for
                  ---------------------
which an amount is paid as an annuity, or in any other form, under the Plan.

Section 2.06      Apollo Plan.  The Apollo Travel Services Pension Plan,
                  -----------
which was merged into the Plan effective as of January 1, 1998.

Section 2.07 Applicable Interest Rate. The annual rate of interest on 30-year Treasury securities for the month of November (as specified by the Commissioner of the Internal Revenue Service for that month) preceding the first day of the calendar year that contains the Annuity Starting Date for the distribution.

Section 2.08 Applicable Mortality Table. The 1983 Group Annuity Mortality Table, assuming a fixed blend of 50% of the male and female mortality rates (or such other table prescribed by the Secretary of the Treasury for this purpose under
Section 417(e)(3)(A)(ii)(I) of the Code).

Section 2.09 Authorized Leave of Absence. Any absence authorized by the Employer under the Employer's standard personnel practices, provided that all persons under similar circumstances must be treated alike in the granting of such Authorized Leaves of Absence; and provided further that the Employee timely returns to employment with the Employer or retires immediately following his Authorized Leave of Absence. A leave of absence taken to serve in the uniformed services of the United States under circumstances whereby the Employee is entitled to reemployment rights under the Uniformed Services Employment and Reemployment Rights Act of 1994 ("USERRA") shall be considered an Authorized Leave of Absence to the extent required and subject to the conditions and restrictions of USERRA, provided that the Employee returns to employment with the Employer within the period provided by USERRA.

Section 2.10 Beneficiary. Any legal or natural person or persons designated by a Participant or otherwise authorized in accordance with the provisions of Article XIV herein to receive any benefit that may be payable under this Plan with respect to a Participant upon such Participant's death.

Section 2.11 Benefit Service. Subject to the limitations set forth in Articles III and IV of the Plan, for purposes of determining the amount of a Participant's benefit payable under this Plan, a Participant will be credited with Benefit Service under subparagraphs (a) through (e) below, as applicable to such Participant:

(a) Regular Full-Time and Part-Time Employees. A Participant who is a regular Full-Time or Part-Time Employee shall be credited with one (1) month of Benefit Service for each Month of Service earned by such Participant on or after January 1, 1993.

(b) Prior Plan Participant. A Participant who was a participant in the Prior Plan shall be credited with months of Benefit Service equal to the number of Months of Service for benefit accrual purposes that were standing to his credit under the Prior Plan as of December 31, 1992.

(c) Disabled Participants. A Participant who was a regular Full-Time or Part-Time Employee and who becomes Disabled on or after the Effective Date shall be credited with one (1) calendar month of Benefit Service for each full calendar month he is not actively employed due to his Disability, up to the date such Participant elects to retire on his Disability Retirement Date.

(d) Employment with Affiliated Employer. A Participant shall not be credited with Benefit Service during his period of employment with an Affiliated Employer, unless such Affiliated Employer has adopted this Plan and become an Employer hereunder or unless otherwise provided in Appendix A.

      Notwithstanding the foregoing, no Participant shall be credited with more than one (1) month of Benefit Service under subparagraphs (a) through (d) above for any single calendar month of employment. The maximum number of months of Benefit Service that may be credited to a Participant under subparagraphs (a) through (d) of this Section shall not exceed (i) four hundred eighty (480) (i.e., forty (40) years), less (ii) months of benefit service credited under the Covia Retirement Plan to a maximum of seventy-two (72) months (i.e.., six (6) years).

Section 2.12      Code.  The Internal Revenue Code of 1986, as amended from
                  ----
time to time, and the regulations promulgated thereunder.

Section 2.13 Committee or Plan Administrator. The ERISA Plans Administration Committee ("EPAC"), whose members shall be appointed from time to time by the Managers. The authority to control and manage the operation and administration of the Plan will be vested in the Committee, as described in Article XVII. The Committee will be the Plan "administrator" as described in Section 3(16)(A) of ERISA, and the "named fiduciary" within the meaning of Section 402 of ERISA.

Section 1.01 Compensation. (a) The following amounts paid to the Participant during any Plan Year: (1) base pay, overtime, doubletime, shift differentials, lump sum merit pay, holiday rotating day off, holiday worked rotating day off, commissions, retroactive pay, management incentive bonuses, and special pay incentives for Secondee retirees paid prior to September 1, 1993, (2) any amounts not currently includible in taxable income that constitute elective pre-tax salary reduction contributions under Sections 125, 129 and 401(k) of the Code, and (3) effective for Plan Years beginning on and after January 1, 1995, Employer profit sharing contributions made on behalf of a Participant under the Galileo International Savings and Investment Plan, which contributions shall be considered "Compensation" for the Plan Year in which such contributions are made.

(b) Management incentive bonuses shall be considered "Compensation" for the Plan Year to which such management incentive bonuses are paid.

(c) For purposes of Section 2.26 of this Plan, Compensation for any given Month of Service within a Plan Year shall be determined by dividing a Participant's Compensation for that Plan Year by the number of Months of Service completed by the Participant during such year; provided, further, that for purposes of determining monthly Compensation, management incentive bonuses attributable to the Plan Year in which a Participant retires under this Plan shall be divided by twelve (12) months, then multiplied by the number of Months of Service completed by the Participant during such Plan Year.

(d) In no event shall a Participant's annual Compensation taken into account under this Section exceed the amount set forth in Section 401(a)(17) of the Code (or any successor thereto) ("Annual 401(a)(17) Compensation Limit") ($170,000 in 2000, as adjusted under 415(d) of the Code). The cost-of-living adjustment in effect for a Plan Year applies to any period, not exceeding twelve (12) months, over which Compensation is determined (determination period) beginning in such calendar year. If a determination period consists of fewer than twelve (12) months, the Code Section 401(a)(17) annual compensation limit will be multiplied by a fraction, the numerator of which is the number of months in the determination period, and the denominator of which is twelve (12).

(e) If Compensation for any prior determination period is taken into account in determining an Employee's benefits accruing in the current Plan Year, the Compensation for that prior determination period is subject to the Code Section 401(a)(17) annual compensation limit in effect for that prior determination period. The provisions of this Section shall not cause any Accrued Benefit to be less than the Participant's Accrued Benefit as of the last day of the last Plan Year that began prior to the applicable effective date of any Annual 401(a)(17) Compensation Limit, plus an additional amount calculated under Section 2.01 counting only Benefit Accrual Service earned in Plan Years that began after the effective date.

Section 2.15      Covia Reorganization  The transaction contemplated by the
                  --------------------
Combination Agreement dated January 29, 1993, by and among: Aer Lingus PLC; Air Canada; Alitalia-Linee Aeree Italiane S.p.A.; Austrian Airlines Oesterreichische Luftverkehrs Aktiengesellschaft; British Airways Plc; Covia Corporation; Covia Partnership; Distribution Systems Inc.; The Galileo Company Ltd.; Koninklijke Luchtvaart Maatschappij N.V. KLM Royal Dutch Airlines; Olympic Airways S.A.; Racom Teledata S.p.A.; Resnet Holdings, Inc.; Retford Limited; Roscor A.G.; Swissair Swiss Air Transport Company Ltd.; Transportes Aereos Portugueses S.A.; Travel Industry Systems B.V.; Travidata, Inc.; United Air Lines, Inc.; USAir, Inc.; and USAM Corp.

Section 2.16 Disability; Disabled."Disability" as determined within 12 months of a termination of employment from the Company and each Affiliated Company by a licensed healthcare practitioner (including a physician, licensed nurse, or licensed social worker) that (a) the Participant is unable to perform (without substantial assistance from another individual) at least two activities of daily living for a period of at least 90 days due to a loss of functional capacity, (or the Participant has a level of disability similar thereto, pursuant to regulations prescribed by the Secretary of Treasury in consultation with the Secretary or Health and Human Services) or (b) the Participant require substantial supervision to protect him from threats to heath and safety due to severe cognitive impairment. "Activities of daily living" for this purpose include eating, toileting, transferring, bathing, dressing and continence. The "date of Disability" means the date on which the Participant begins receiving benefits under the Employer's long-term care plan or would begin receiving such benefits if the Participant had enrolled for long-term care coverage.

Section 2.17 Disability Retirement Date. The first day of the calendar month coinciding with or next following the date on which a Participant elects to retire due to his Disability; provided, however, that such Participant has, as of such first day of the calendar month, attained at least age fifty (50) and at least ten full Years of Vesting Service; provided, further, that a Participant's Disability Retirement Date shall not be later than his Normal Retirement Date.

Section 2.18 Early Retirement Date. The first day of the calendar month coinciding with or next following the date on which a Participant elects to retire from employment after the Participant has attained age fifty-five (55) and has at least ten (10) full Years of Service then standing to his credit under the Plan, but prior to his Normal Retirement Date.

Section 2.19      Effective Date.  January 1, 1997, the effective date of
                  --------------
this amendment and restatement of the Plan.

Section 2.20      Eligible Employee.  Subject to any election required under
                  -----------------
the provisions of Section 3.03 of the Plan, any Employee of the Employer.

      Notwithstanding any other provision of the Plan to the contrary, "Eligible Employee" shall not include any non-resident alien who receives no income from United States sources, transferred foreign nationals with temporary residence in the United States, foreign based employees temporarily working in the United States on any payroll, nor any person who is included in a unit of employees covered by a collective bargaining agreement between any employee bargaining representative(s) and one or more Employers, if retirement benefits were a subject of good faith bargaining between such employee representatives and the Employer, unless such collective bargaining agreement specifically provides for participation in this Plan by the bargaining unit members.

Section 2.21 Employee. Any person who, on or after the Effective Date, is receiving remuneration for personal services rendered to the Employer as a regular Full-Time or Part-Time Employee, including an Employee who would be receiving such remuneration except for an Authorized Leave of Absence. The term "Employee" shall not include a "leased employee" (within the meaning of Code
Section 414(n)). Furthermore, a person who is not designated as an "employee" in the Employer's employment records during a particular period of time, including a person designated as an "independent contractor," is not considered to be an Employee during that period of time. Such a person shall not be considered to be an "Employee," even if a determination is made by the Internal Revenue Service, the Department of Labor, or any other government agency, court, or other tribunal, that such person is an employee for any purpose, unless and until the Employer in fact designates such person as an Employee for purposes of this Plan. If such a designation is made, the designation shall be applied prospectively only unless the Employer specifically provides otherwise.

Section 2.22 Employer. Galileo International and any successors thereto, and any Affiliated Employer which has adopted the Plan, for so long as such adoption and the Plan both remain in effect.

Section 2.23 Employment Date. An Employee's first day of employment with the Employer as set forth in the records of the Employer, subject to the limitations and exceptions, if any, set forth in Appendix A of the Plan.

Section 2.24      Entry Date.  The first day of each calendar month.
                  -----------

Section 2.25 ERISA. The Employee Retirement Income Security Act of 1974, as amended from time to time.

Section 2.26 Fiduciaries. The Plan Trustee and the Committee, but only with respect to the specific fiduciary responsibilities of each, as set forth in
Article XVII of the Plan.

Section 2.27 Final Average Compensation. The highest monthly average of a Participant's Compensation attributable to the sixty (60) consecutive Months of Service occurring during the last one hundred twenty (120) Months of Service of employment with the Employer; provided, however, that if a Participant has fewer than sixty (60) Months of Service with the Employer, such Participant's Final Average Compensation shall be determined by dividing his total Compensation for all Months of Service during his period of employment by the number of such Months of Service. With respect to a Participant who becomes Disabled, Final Average Compensation shall be determined as of his date of Disability.

Section 2.28 Forfeiture. The present value of a Participant's nonvested Accrued Benefit, determined as of the last day of the Plan Year during which such Participant first incurs a One Year Period of Severance.

Section 2.29 Full-Time Employee. Any Employee who is classified as a regular full-time Employee of the Employer and who regularly completes at least forty
(40) Hours of Service per week.

Section 2.30      Galileo International.  On and after July 30, 1997, Galileo
                  ---------------------
International, L.L.C., a Delaware limited liability corporation, and prior to July 30, 1997, Galileo International Partnership.

Section 2.31 Hour of Service. Each hour for which an Employee is paid or entitled to payment for the performance of duties for the Company or an Affiliated Company, as well as certain periods of absence for which the Employee is compensated by the Company or an Affiliated Company, according to Department of Labor Regulation Section 2530.200b-2.

Section 2.32 Late Retirement Date. The first day of the calendar month coinciding with or next following the date a Participant elects to retire after his Normal Retirement Date.

Section 2.33 Limited Participant. A former Participant under this Plan, the Prior Plan, or the Apollo Plan whose employment with the Employer has terminated for reasons other than his Retirement, and who has a vested benefit under this Plan. The term Limited Participant shall also include former Participants who are no longer employed by the Employer, but are employed by an Affiliated Employer (as listed on Appendix A of the Plan). Notwithstanding the preceding sentence,

(a) a Participant who terminated employment prior to the closing date of the Covia Reorganization who did not transfer to United Air Lines on the date of the closing of the Covia Reorganization, nor on any other date of transfer determined by the Committee, in its sole discretion, to have resulted from the Covia Reorganization, and who is subsequently employed by United Air Lines, shall not be a Limited Participant within the meaning of this Section or Section 3.04, and

(b) a Participant who transfers employment from an Employer to Quantitude, Inc. effetive as of January 1, 2001, and who had not, as of January 1, 2001, attained at least age 40 with at least five Years of Service shall be a Limited Participant.

Section 2.34      Managers  The Managers of Galileo International L.L.C. as
                  --------
appointed by Galileo International, Inc., or, if none, Galileo International, Inc.
Section 2.35      Months of Service.

(a) Subject to the following provisions of this Section and the limitations under Articles III and IV of this Plan, the term "Month of Service" means, with respect to any Employee or Participant:

(i)   Subject to subparagraph (iii) below, Month of Service on or after
            January 1, 1993 shall mean each calendar month during which an Employee was a Participant in the Plan and was credited with at least one Hour of Service for which he is either directly or indirectly paid or entitled to payment by an Employer or Affiliated Employer, for the performance of duties including backpay without regard to mitigation of damages; provided, however, that for purposes of determining Benefit Service, Months of Service with an Affiliated Employer shall not be taken into account. A Participant shall also be credited with Months of Service for any period during which no duties were performed by reason of vacation, holiday, illness, incapacity (including disability), layoff, jury duty, military duty, or authorized leave of absence; provided, however, that not more than six (6) Months of Service will be credited for any such period;

(ii) Service prior to January 1, 1993 shall equal the Months of Service standing to the credit of the Employee or Participant as of December 31, 1992 under the Prior Plan;

(iii) Effective as of January 1, 1998, with respect to any former employee of Apollo who becomes an Eligible Employee on or after July 30, 1997, all months of service with Apollo (including months of service prior to July 30, 1997), will be treated as Month of Service with an Employer, except for (i) months of service taken into account in determining eligibility to participate in the Apollo Plan or this Plan and (ii) months of service taken into account in determining the Eligible Employee's months of Benefit Service under the Apollo Plan.

      Months of Service for purposes of determining the Benefit Service for a Participant's period of Disability shall be determined and credited in accordance with the provisions of Section 9.03. Effective January 1, 1993, a Participant shall continue to be credited with Months of Service for the period commencing on the date of Disability and ending (A) effective prior to January 1, 2001, on such Participant's Disability Retirement Benefit commencement date, and (B) effective on and after January 1, 2001, upon attainment of age 50.

(b) Notwithstanding the foregoing, solely for the purpose of determining an Employee's or Participant's Severance from Service Date, and the number of whole years elapsed between the date of such Severance from Service and the date of the Employee's or Participant's reemployment under Article III, an Employee or Participant on a Maternity or Paternity Absence (as defined below) will be credited with a Month of Service for each month of such an absence; provided, however, that not more than six (6) Months of Service will be credited for any one such absence, and such Months of Service will be credited for the first year during which the Participant would not otherwise be credited with at least six
(6) Months of Service. A "Maternity or Paternity Absence" means a Participant's absence from work because of the pregnancy of the Participant, the birth of a child of the Participant, the placement of a child with the Participant in connection with the adoption of such child by the Participant, or for the purpose of caring for the child immediately following such birth or placement. The Committee may require the Participant to furnish such information as the Committee considers necessary to establish that the Participant's absence was for one of the reasons specified above.

Section 2.36      Normal Retirement Age.  The later of:
                  ----------------------

(a)   the date on which the Participant attains age sixty-five (65); or

(b) the date on which the Participant has completed at least five (5) years of Vesting Service.

Section 2.37 Normal Retirement Date. The first day of the calendar month next following the month in which the Participant attains Normal Retirement Age, or the day the Participant attains Normal Retirement Age if that day is the first day of a calendar month.

Section 2.38 One Year Period of Severance. The twelve (12) month period beginning on the date of a Participant's Severance from Service Date and ending on the first anniversary of such date.

Section 2.39 Participant. An Employee of the Employer who has satisfied the eligibility requirements set forth in Article III of this Plan and has commenced participation in the Plan, but only as long as such individual either remains an Employee or is entitled to benefits payable under the Plan.

Section 2.40 Part-Time Employee. Any Employee who is classified as a part-time regular Employee of the Employer, and who completes 1,000 or more Hours of Service in a Plan Year.

Section 2.41      Period of Severance.  The period beginning on an
                  -------------------
Employees's Severance from Service Date and ending on his Reemployment Date.

Section 2.42      Plan.  Galileo International Employees Pension Plan as set
                  ----
forth in this document and as it may be amended from time to time.

Section 2.43      Plan Year.  The Plan Year shall be the calendar year.
                  ---------

Section 2.44      Pre-Retirement Survivor Benefit.  The benefit payable to
                  -------------------------------
the surviving Spouse of a Participant pursuant to Section 13.02.

Section 2.45 Prior Plan. The Covia Pension Plan which was originally established as the Covia Mirror Pension Plan as of August 5, 1988. Accruals under the Prior Plan were frozen as of December 31, 1992 and the Prior Plan was merged into this Plan effective January 1, 1993.

Section 2.46 Qualified Domestic Relations Order. A judgment, decree, or order relating to the provision of child support, alimony payments, or marital property rights; provided, however, that the Committee has determined that such judgment, decree, or order meets the qualification requirements under Section 414(p) of the Code. The Committee shall adopt such rules, regulations and policies as it deems necessary and appropriate to identify and administer Qualified Domestic Relations Orders in accordance with Code Section 414(p) of the Code.

Section 2.47 Qualified Joint and Survivor Annuity. A joint and survivor annuity form of benefit that provides a reduced amount during the Participant's lifetime and, upon the death of the Participant, provides a Participant's surviving Spouse with a monthly benefit that is at least fifty percent (50%) of the benefit payable to the Participant prior to his death, in accordance with the provisions of Section 401(a)(11) of the Code and the regulations thereunder. Such Joint and Survivor Annuity shall be the Actuarial Equivalent of the Single Life Annuity that would otherwise be paid to the Participant.

Section 2.48 Reemployment Date. The date on which an Employee is employed with the Employer or an Affiliated Employer subsequent to his prior termination of employment with the Employer or an Affiliated Employer.

Section 2.49 Retired Participant. A former Participant of this Plan or the Prior Plan, who is currently receiving benefits under one or more of those Plans. Effective as of January 1, 1998, "Retired Participant" shall include a former participant of the Apollo Plan who is currently receiving benefits under the Apollo Plan.

Section 2.50      Severance from Service Date.  The earlier of:
                  ---------------------------

(a)   the date on which an employee quits, retires, is discharged or dies; or

(b) the first anniversary of the first date of a period in which an Employee remains absent from service (with or without pay) with the Employer or Affiliated Employer(s) for any reasons other than quit, retirement, discharge or death, such as vacation, holiday, sickness, disability, leave of absence or layoff. For purposes of the preceding sentence, an Employee shall not be deemed to be absent from service for any period of absence resulting from leave taken under the Family and Medical Leave Act of 1993 or the Uniformed Services Employment and Reemployment Rights Act of 1994.

Notwithstanding the provisions of this Section, if a Participant is Disabled under the terms of this Plan, such Participant shall not incur a Severance from Service until such Participant's Disability Retirement Date.

Section 2.51      Single Life Annuity.  An annuity which provides a monthly
                  -------------------
benefit for the Participant, payable for his lifetime only.

Section 2.52 Spousal Consent. The written, notarized consent of a Participant's Spouse which is required to perfect any elections, waivers, or designations made under Article XII or Article XIII of the Plan.

Section 2.53 Spouse. The individual to whom a Participant was legally married for at least one (1) year prior to the date benefit payments are scheduled to begin. The determination of the legal status of the Participant's marriage shall be made in accordance with the laws of the state in which the Participant maintains his legal residence.

Section 2.54      Trust.  The Galileo International Employees Pension Trust,
                  -----
which establishes and forms a part of the Plan.

Section 2.55 UA Covered Employment. Employment with United Air Lines that is recognized for purposes of determining a Participant's service under this Plan or the Prior Plan, in accordance with the provisions of Article III and Article IV of the Plan.

Section 2.56      UA Prior Plan.  The United Air Lines Non-Union Ground
                  -------------
Employees' Retirement Plan, or any successor plan thereto.

Section 2.57 UA Prior Plan Benefits. The accrued benefit of any Participant under the Prior Plan attributable to participation in the UA Prior Plan; or the deferred vested benefit of any Participant under the UA Prior Plan.

Section 2.58 Vesting Service. A Participant shall earn one year of Vesting Service for each full year of employment with the Employer. The year of Vesting Service shall be measured beginning on his Employment Date, and every anniversary thereof, and shall end on his Severance from Service Date. In determining a Participant's Vesting Service, the following special rules shall apply:

(a) Any Eligible Employee hired by the Employer prior to January 1, 1993 from contiguous service with an Affiliated Employer shall be credited with Vesting Service, if any, for prior employment with such Affiliated Employer in accordance with Appendix A.

(b) Eligible Employees who participated in the Prior Plan shall have Vesting Service prior to January 1, 1993 credited in an amount equal to the Vesting Service standing to his credit under the Prior Plan as of December 31, 1992, without regard to Appendix A.

(c) Notwithstanding the foregoing, a Participant who terminates his employment prior to or at the closing date of the Covia Reorganization, but not as a result of a transfer of employment to United Air Lines in connection with the Covia Reorganization, who is subsequently employed by United Air Lines shall not earn any years of Vesting Service under the Plan for such subsequent employment.

(d) Effective January 1, 1998, with respect to any former employee of Apollo who becomes an Eligible Employee on or after July 30, 1997, all periods of employment with Apollo (including periods prior to July 30, 1997) will be treated as employment with an Employer and taken into account in determining a Participant's years of Vesting Service, subject to the reemployment provisions of Section 3.02.

(e) Effective January 1, 1998, with respect to an Eligible Employee who has transferred to United States employment with the Employer from active, regular service at Galileo UK and who has completed one Year of Service (within the meaning of Section 2.57) in the United States, all periods of employment with Galileo UK shall be credited towards Vesting Service.

Section 2.59 Year of Service. For purposes of eligibility to participate in the Plan, Year of Service means each year of employment in the United States with an Employer or an Affiliated Employer, that begins on an Employee's Employment Date and each anniversary thereof, and ends on his Severance from Service Date. Notwithstanding the foregoing, a Participant who terminates his employment prior to or at the closing date of the Covia Reorganization, but not as a result of a transfer of employment to United Air Lines in connection with the Covia Reorganization, who is subsequently employed by United Air Lines shall not earn any Years of Service under the Plan for such subsequent employment. Effective January 1, 1998, with respect to any former employee of Apollo who becomes an Eligible Employee on or after July 30, 1997, all periods of employment with Apollo (including periods prior to July 30, 1997) will be treated as employment with an Employer and taken into account in determining Years of Service, subject to the reemployment provisions of Section 3.02.

ARTICLE III

                    ELIGIBILITY, PARTICIPATION AND SERVICE

Section 3.01 Eligibility. Each Eligible Employee shall become a Participant in the Plan as of the later of the Effective Date or the first Entry Date coinciding with or next following the date they have:

(a)   attained age 21; and

(b)   completed one (1) Year of Service.

Section 3.02      Participation and Service Credits Upon Reemployment.

(a)   Reemployment Prior to Incurring a One Year Period of Severance.

(i)   If a former Participant is reemployed as an Employee prior to incurring a One Year Period of Severance, he shall be eligible to commence participation in the Plan as of the Entry Date coinciding with or next following his Reemployment Date. If such Participant's Period of Severance commenced due to the Participant's quit, retirement or discharge, then the Participant shall not be credited with Benefit Service for such Period of Severance; however, such Participant shall be credited with Vesting Service for such Period of Severance.

(ii) If such Participant's Period of Severance commenced for any other reason, such Participant shall be credited with both Vesting Service and Benefit Service for such Period of Severance. A Participant that satisfies the requirements of this subparagraph (a) shall have his prior Benefit Service and Vesting Service restored to his credit as of his Reemployment Date, subject to the limitations set forth in subparagraph (d) below.

(b) Reemployment after Incurring a One Year Period of Severance. If a former Participant is reemployed as an Employee after incurring a One Year Period of Severance, but prior to incurring five (5) consecutive One Year Periods of Severance, such Employee shall not be eligible to resume participation in the Plan until the Entry Date coinciding with or next following the date such Employee completes one (1) Year of Service, which shall commence on his Reemployment Date, and end on the first anniversary of such date. An Employee who again becomes a Participant in accordance with the provisions of this subparagraph (b) shall then be given credit for his Benefit Service and Vesting Service retroactive to his Reemployment Date, and such a Participant shall also have any Benefit Service and Vesting Service that was standing to his credit immediately prior to his Period of Severance restored to his credit once he resumes participation, subject to the limitations of subparagraph (d) below.

(c) Reemployment after Incurring Five Consecutive One Year Periods of Severance. If a former Participant who was unvested at the time termination of employment is reemployed as an Employee after incurring a Period of Severance that is equal to the greater of:

(i)   five (5) consecutive One Year Periods of Severance; or

(ii)  his prior years of Benefit Service;

such former Participant shall be treated as a new Employee, and shall be subject anew to the eligibility requirements under Section 3.01 of the Plan.

(d) Reemployment after Lump Sum Distribution. If a former Participant is reemployed as an Employee and had received a lump sum distribution of his Prior Accrued Benefit he shall not be given credit for his previous Benefit Service attributable to such distribution; provided, however, that if such Participant shall repay the amount previously distributed to him with interest of five percent per annum, within the earlier of:

(i)   five (5) years from his Reemployment Date,

(ii) the close of the first period of five (5) consecutive One Year Periods of Severance commencing for the Participant as of the date such distribution was made, if any,

such prior Benefit Service shall be restored.

Section 3.03      Participation Upon Reemployment After Retirement.
                  -------------------------------------------------

(a) Election to Participate in Plan. Notwithstanding any other provision of the Plan, a Retired Participant who is reemployed as an Employee on or after January 1, 2001, shall not be permitted to elect to waive participant in the Plan for the period of reemployment. Subject to the participation provisions of Section 3.02, a Retired Participant who is reemployed as an Employee before January 1, 2001, may elect in writing, in the form and manner required by the Committee, to again become an active Participant. With respect to any Retired Participant who is reemployed as an Employee on or after January 1, 2001, or any eligible Retired Participant who, prior to January 1, 2001, elects to become an active Participant in the Plan, payment of any benefits under this Plan shall be suspended for each successive month during such period of reemployment in accordance with Article XI; provided, however, that such Retired Participant completes at least forty (40) Hours of Service in the prior calendar month, as specifically provided under Article XI of the Plan.

      Such a reemployed Retired Participant shall be credited with Benefit Service with respect to such reemployment as provided in Section 2.10 of the Plan. Benefits upon such a Retired Participant's subsequent Retirement Date or Severance from Service Date shall be distributed in accordance with the applicable provisions of Articles VI through IX of the Plan.

(b) Election to Waive Participation. If a Retired Participant who is reemployed as an Employee before January 1, 2001, elects in writing, in the form and manner required by the Committee, to waive participation in the Plan for this period of reemployment, payment of any benefits under this Plan shall continue. An election made under this paragraph shall remain in effect for the duration of a Retired Participant's period of reemployment. Any periods of service or Compensation earned during such Participant's period of reemployment shall not be considered for purposes of such Participant's benefits under this Plan upon his subsequent Severance from Service.

Section 3.04 Limited Participation - Employment Transfers. If a Participant transfers employment to an Affiliated Employer that has not adopted this Plan, he shall be considered a Limited Participant as of his date of transfer. Such Limited Participant will continue to earn Vesting Service, but shall not earn any Benefit Service; and, provided, further, that the Final Average Compensation of such Limited Participant shall not include Compensation earned while a Limited Participant, subject to any limitations or conditions set forth in Appendix A.

      If a Limited Participant again transfers to employment as an Employee, he shall again become an active Participant in the Plan after he has completed one new Year of Service, which shall commence on his Reemployment Date and end on the first anniversary of such date. An Employee who again becomes a Participant in accordance with this Section shall be given credit for Benefit Service and Vesting Service retroactive to the date of his Reemployment Date with the Employer.

      Notwithstanding the foregoing, if a Participant terminates his employment and such termination was not the result of a transfer to United Air Lines on the date of the closing of the Covia Reorganization, or any other date of transfer determined by the Committee, in its sole discretion, to be resulting from the Covia Reorganization, and such Participant is subsequently employed by United Air Lines on or after the date of the Covia Reorganization, such subsequent employment shall not be considered a transfer to an Affiliated Employer within the meaning of this Section and such Participant shall not be considered a Limited Participant for any purpose under the Plan.

Section 3.05  Participation  in Prior Plans.  Participation in the Prior Plan or
the  UA  Prior  Plan  shall  not  exempt  any  Employee  from  the   eligibility
requirements of Article III of this Plan.

Section 3.06 Participation Not Affected by Qualified Military Service. Notwithstanding any provision of this Plan to the contrary, contributions, benefits and service credit with respect to qualified military service will be provided in accordance with Code Section 414(u).

Section 3.07 Participation Not a Contract of Employment. The Plan does not constitute a contract of employment and participation in the Plan will not give any Employee the right to be retained in the employ of any Employer, nor give any person any right or claim to any benefit under the Plan unless such benefit is specifically payable under the terms of the Plan.

ARTICLE IV

                        EMPLOYMENT WITH UNITED AIR LINES

Section 4.01 Employment With United Airlines Credited for Participants in Prior Plan. Employees who were hired by the Employer from contiguous service with United Air Lines shall be credited with service as follows:

(a) Participants in Prior Plan as of December 31, 1992. If such Employee participated in the Prior Plan and remained an Employee as of January 1, 1993, his service credits under this Plan as of January 1, 1993 shall equal the service standing to his credit for eligibility, vesting and benefit accrual purposes, respectively, under the Prior Plan as of December 31, 1992;

(b) Employees Not in Prior Plan Hired Prior to January 1, 1993. If such Employee did not participate in the Prior Plan, he shall be credited with service for purposes of vesting and eligibility to participate from the date his employment with United Air Lines commenced by applying the usual service crediting and break in service rules of this Plan; provided, however, that no such service prior to January 1, 1993 shall be credited to him for benefit accrual purposes;

(c) Former Participants in the Prior Plan. If such Employee participated in the Prior Plan but was not an Employee as of January 1, 1993, he shall be a Limited Participant for purposes of this Plan (subject to any future reemployment as an Employee and to the conditions set forth in Section 3.03 regarding suspension of benefits for reemployed Retired Participants) and his benefits shall be determined under the provisions of the Prior Plan in effect as of the date of his prior severance from service as an employee in accordance with Section 10.06;

(d) Employees Hired After January 1, 1993. If such Employee is hired by the Employer on or after January 1, 1993, he shall not be credited with service prior to January 1, 1993 for any purposes under this Plan.

ARTICLE V

                             EMPLOYER CONTRIBUTIONS

Section 5.01 Employer Contributions. Each Employer shall make contributions to the Plan on behalf of its Employees in amounts determined by Plan actuaries to be necessary to fund benefits payable under the Plan only to the extent required by the provisions of Section 412 of the Code. Such contributions shall be made no less frequently than quarterly. Any Forfeitures that arise under this Plan shall be used to reduce the amount the Employer is otherwise required to contribute to fund benefits payable under the Plan.

Section 5.02      Participant Contributions.  Participants shall not be
                  -------------------------
required nor permitted to make contributions to the Plan.

Section 5.03      Rollover, Transfer Contributions.  Individual Participants
                  --------------------------------
shall not be permitted to rollover or transfer benefit distributions from other plans to this Plan.

Section 5.04 Prior Plan Accrued Benefit. Effective as of January 1, 1993, the Prior Plan is merged into this Plan. The value of a Participant's Accrued Benefit under this Plan shall not be less than the value of such Participant's accrued benefit under the Prior Plan, if any, as a result of this merger.

Section 5.05 Apollo Plan Accrued Benefit. Effective as of January 1, 1998, the Apollo Plan is merged into this Plan. The value of a Participant's Accrued Benefit under this Plan shall not be less than the value of such Participant's accrued benefit under the Apollo Plan, as a result of this merger.

Section 5.06 Return of Employer Contributions. No part of any contribution made by the Employer under the Plan or the income therefrom will revert to the Employer or be used for, or diverted to, purposes other than for the exclusive benefit of Participants and other persons entitled to benefits under the Plan; provided, however, that, consistent with Section 403(c) of ERISA:

(a) If any contribution by the Employer under the Plan is conditioned on the initial qualification of the Plan under Section 401(a) of the Code and if the Plan does not so qualify, the Trustee will, upon written request of the Employer, return to the Employer the amount of such contribution and any earnings thereon within one (1) year after the date that initial qualification of the Plan is denied;

(b) If any contribution is made by the Employer by a mistake of fact, the Trustee will, upon written request of the Employer, return to the Employer the amount of such contribution and any earnings thereon within one (1) year after the payment of such contribution;

(c) If any contribution made by the Employer is determined not to be deductible, in whole or in part, by the Employer for the tax year for which it was made, then the Trustee will, upon written request of the Employer, return to the Employer the nondeductible amount of such contribution and any earnings thereon within one (1) year after the payment of such contribution; and

(d) If, after all liabilities of the Plan to Participants and other persons entitled to benefits under the Plan have been satisfied, any residual assets remain, such assets will be returned to the Employer.

All contributions to the Plan are hereby conditioned on being fully deductible for the year to which the contribution relates, and are further conditioned on the Plan being qualified throughout the period for which the contribution is made.

Section 5.07 Investment and Valuation of Trust Assets. Assets of the Trust shall be invested in accordance with the requirements set forth under the terms of the Trust. The valuation of the assets of the Plan shall be made no less frequently than as of the last day of each Plan Year.

ARTICLE VI

                            NORMAL RETIREMENT BENEFIT

Section 6.01 Eligibility. A Participant shall be eligible to retire from employment as of his Normal Retirement Date once he has attained his Normal Retirement Age. A Participant who retires from employment on his Normal Retirement Date shall be entitled to receive a Normal Retirement Benefit as described in this Article VI.

Section 1.01 Normal Retirement Benefit. (a) Subject to the limitations set forth under Section 6.04, a Participant's monthly Normal Retirement Benefit shall be determined as follows:

                    1.6% of his Final Average Compensation

                                MULTIPLIED BY:

                            Months of Benefit Service
                            -------------------------

                                       12

(b) Unless otherwise provided under the Plan, each Section 401(a)(17) Employee's Accrued Benefit under this Plan will be the greater of the Accrued Benefit determined for the Employee under (i) or (ii) below:

(i) the Employee's Accrued Benefit as determined above with respect to the benefit formula applicable for the Plan Year beginning on or after January 1, 1994, as applied to the Employee's total Months of Benefit Service taken into account under the Plan for the purposes of benefit accruals, or

(ii)  the sum of:

                  (A) the Employee's Accrued Benefit as of December 31, 1993, frozen in accordance with Section 1.401(a)(4)-13 of the regulations, and

                  (B) the Employee's Accrued Benefit determined under the benefit formula applicable for the Plan Year beginning on or after January 1, 1994, as applied to the Employee's Months of Benefit Service credited to the Employee for Plan Years beginning on or after January 1, 1994, for purposes of benefit accruals.

The total Months of Benefit Service taken into account under clause (ii)(B) above shall not exceed the maximum number of Months of Benefit Service taken into account under Section 2.08, minus the number of Months of Benefit Service taken into account under clause (ii)(A) above.

      A Section 401(a)(17) Employee means an Employee whose Accrued Benefit as of December 31, 1993, is based on Compensation that exceeded $150,000.

Section 6.03 Commencement of Normal Retirement Benefits. A Participant may elect to have payment of his Normal Retirement Benefit begin as of his Normal Retirement Date. If a Participant wishes to defer payment of his benefit, he may so direct the Committee in writing, subject to the limitations set forth under
Section 12.11 of the Plan.

Section 6.04 UA Prior Plan Benefits. Any benefits payable under this Plan shall be reduced by any portion of the benefits payable under the UA Prior Plan to the extent that Months of Service and Final Average Compensation under this Plan are also used to determine such Participant's accrued benefit under the UA Prior Plan.

ARTICLE VII

                            EARLY RETIREMENT BENEFIT

Section 7.01 Eligibility. A Participant shall be eligible to retire from employment as of his Early Retirement Date, provided he has attained at least age fifty-five (55) and has at least ten (10) years of Vesting Service standing to his credit. A Participant who retires from employment as of his Early Retirement Date shall be entitled to receive an Early Retirement Benefit as described in this Article VII.

Section 7.02 Early Retirement Benefit. A Participant's monthly Early Retirement Benefit shall be determined using the formula set forth under Section 6.02, but based on the months of Benefit Service standing to his credit as of his Early Retirement Date, subject to reduction for commencement prior to his Normal Retirement Date, under Section 7.03 below.

      Any Participant whose employment is terminated at a time when he is within twenty-four (24) months of his Early Retirement Date and who is entitled to benefits under the Galileo International Severance Plan, shall be considered to have retired on what would have been his earliest possible Early Retirement Date had his employment continued until such date, notwithstanding his prior termination of employment. This special early retirement rule shall apply only if the Participant's monthly severance payments are reduced in amount and extended in duration until such earliest possible Early Retirement Date and if the Participant remains entitled to receive such severance payments until such earliest possible Early Retirement Date. This special early retirement rule shall not apply to any Participant who would have attained his earliest possible Early Retirement Date during the regularly scheduled (i.e., unextended) term of his severance payments under the Galileo International Severance Plan.

Section 7.03 Commencement of Payments as of Early Retirement Date. A Participant may elect to have Early Retirement Benefits commence as of his Early Retirement Date, or, by written request to the Committee, as of the first day of any calendar month thereafter, subject to the limitations set forth under Section
12.11 of the Plan.

(a) If a Participant retires from employment with the Employer on his Early Retirement Date and elects to have payment of his benefit commence on or after his Early Retirement Date but not later than his Normal Retirement Date, the amount of his benefit shall be reduced by:

(i) 0.25% for each complete month, up to a total of twenty-four (24) such months, by which such Participant's Early Retirement Date precedes his attainment of age sixty-two (62); and

(ii) 0.375% for each complete month by which such Participant's Early Retirement Date precedes his attainment of age 60.

(b) If a Participant ceases to be employed as an Employee prior to his Early Retirement Date, is entitled to a Deferred Vested Benefit (in accordance with the provisions of Article X), and elects to have payment of his benefits commence as of his Early Retirement Date but not later than his Normal Retirement date, the amount of his benefit shall be reduced by:

(i) 0.60% for each complete month, up to a total of sixty (60) such months by which such Participant's Early Retirement Date precedes his attainment of age sixty-five (65); and

(ii) 0.30% for each complete month by which such Participant's Early Retirement Date precedes his attainment of age sixty (60).

Section 7.04 Commencement of Payments as of Normal Retirement Date. A Participant may retire on his Early Retirement Date and elect, by written request to the Committee, to defer payment of his benefit to his Normal Retirement Date or later, subject to the limitations set forth under Section
12.11 of the Plan. The amount of his deferred benefit shall be the amount determined in accordance with Section 7.02 above.

Section 7.05 UA Prior Plan Benefits. Any benefits payable under this Plan shall be reduced by any portion of the benefits payable under the UA Prior Plan to the extent that Months of Service and Final Average Compensation under this Plan are also used to determine such Participant's accrued benefit under the UA Prior Plan.

ARTICLE VIII

                              LATE RETIREMENT DATE

Section 8.01 Eligibility. A Participant shall be eligible to retire from employment as of his Late Retirement Date pursuant to his election to do so. A Participant who retires from employment as of his Late Retirement Date shall be entitled to receive a Late Retirement Benefit as described in this Article VIII.

Section 8.02 Late Retirement Benefit. A Participant's monthly Late Retirement Benefit shall be determined using the formula set forth under Section 6.02, but based on the months of Benefit Service standing to his credit as of his Late Retirement Date.

Section 8.03 Commencement of Payment of Late Retirement Benefit. A Participant may elect to have benefit payments commence as of his Late Retirement Date, or, by written request to the Committee, as of the start of any calendar month thereafter; provided, however, that payment of such benefit must begin not later than the limitations set forth under Section 12.11 of the Plan.

Section 8.04 UA Prior Plan Benefits. Any benefits payable under this Plan shall be reduced by any portion of the benefits payable under the UA Prior Plan to the extent that Months of Service and Final Average Compensation under this Plan are also used to determine such Participant's accrued benefit under the UA Prior Plan.

ARTICLE IX

                           DISABILITY RETIREMENT DATE

Section 9.01      Eligibility.  Any Participant who incurs a Disability while
                  -----------
an Employee is eligible for a Disability Retirement Benefit commencing as of his Disability Retirement Date.

Section 9.02 Disability Retirement Benefit. A Participant who retires from employment due to Disability in accordance with this Section shall be entitled to receive a Disability Retirement Benefit as described in this Article IX. A Participant's monthly Disability Retirement Benefit shall be determined based on the formula set forth under Section 6.02, but based on the number of months of Benefit Service that are standing to his credit as of his Disability Retirement Date, including any Months of Service credited in accordance with Section 9.03 below, subject to any reduction for early commencement as provided under Section
9.03 below.

Section 9.03 Commencement of Payments of Disability Retirement Benefit. If a Participant retires on his Disability Retirement Date and elects by written request to the Committee to have payment of his benefit commence as of his Disability Retirement Date, such Participant's benefit will be based on the Months of Benefit Service standing to his credit as of his Disability Retirement Date; provided, however, that if a Participant elects to have payment of his Disability Retirement Benefit commence before age sixty-two (62), such benefit shall be reduced by:

(i) 0.25% for each complete month, up to a total of twenty-four (24) such months, by which such Participant's benefit commencement date precedes his attainment of age sixty-two (62); and

(ii) 0.375% for each complete month by which such Participant's benefit commencement date precedes his attainment of age 60.

      If a Participant becomes Disabled prior to January 1, 2001, and elects to defer payment of his Disability Retirement Benefit, he shall be credited with the additional months of Benefit Service to his Disability Retirement Date in accordance with the provisions of Section 2.10(c). A Disabled Participant under this paragraph must file a written request with the Committee at least ninety
(90) days prior to the time he would like payment of his Disability Retirement Benefit to commence.

Section 9.04 UA Prior Plan Benefits. Any benefits payable under this Plan shall be reduced by any portion of the benefits payable under the UA Prior Plan to the extent that Months of Service and Final Average Compensation under this Plan are also used to determine such Participant's accrued benefit under the UA Prior Plan.

ARTICLE X

                            DEFERRED VESTED BENEFITS

Section 10.01 Eligibility. If a Participant terminates his employment after completing at least five (5) years of Vesting Service, such Participant shall be eligible for a Deferred Vested Benefit as described in this Article X.

Section 10.02 Deferred Vested Benefit. The amount of a Participant's monthly Deferred Vested Benefit shall be determined using the formula set forth under
Section 6.02, but based on the months of Benefit Service standing to his credit as of his Severance from Service Date.

Section 10.03 Commencement of Payment of Deferred Vested Benefit. A Participant who is entitled to a Deferred Vested Benefit may elect in a written request to the Committee to have payment of such Benefit commence as of the date he has attained at least age fifty-five (55) or as of the first day of any calendar month thereafter; provided, however, that if a Participant elects to have payment of his Deferred Vested Benefit commence before age sixty-five (65), such benefit shall be reduced by:

(i)         0.60%  for each  complete  month,  up to a total of sixty  (60) such
            months  by  which  such  Participant's   benefit  commencement  date
            precedes his attainment of age sixty-five (65); and

(ii) 0.30% for each complete month by which such Participant's benefit commencement date precedes his attainment of age sixty (60).

Section 10.04 UA Prior Plan Benefits. Any benefits payable under this Plan shall be reduced by any portion of the benefits payable under the UA Prior Plan to the extent that Months of Service and Final Average Compensation under this Plan are also used to determine such Participant's accrued benefit under the UA Prior Plan.

Section 10.05 Severance From Service Prior to Completing Five Years of Vesting Service. If a Participant terminates his employment prior to completing at least five (5) years of Vesting Service, such Participant shall not be entitled to any benefit payments from the Plan. If such Participant incurs a One Year Period of Severance, the present value of his Accrued Benefit shall become a Forfeiture, and shall be used to reduce the amount the Employer is otherwise required to contribute to the Plan, as provided in Article V of the Plan.

Section 10.06 Deferred Vested Benefits Under Prior Plan. If a Participant in the Prior Plan has a deferred vested benefit under the Prior Plan or has retired but has not commenced payment of his benefits under the Prior Plan, such benefits shall be paid solely from the Trust established under this Plan, based solely on the benefit provisions of the Prior Plan in effect as of such Participant's termination of employment, which provisions are incorporated herein by reference for this purpose. This Section shall apply to any Limited Participant who, prior to January 1, 1993, retired or attained deferred vested status under the Prior Plan.

Section 10.07 Deferred Vested Benefits Under Apollo Plan. Effective as of January 1, 1998, if a Participant in the Apollo Plan has a deferred vested benefit under the Apollo Plan or has retired but has not commenced payment of his benefits under the Apollo Plan, such benefits shall be paid solely from the Trust established under this Plan, based solely on the benefit provisions of the Apollo Plan in effect as of such Participant's termination of employment, which provisions are incorporated herein by reference for this purpose. This Section shall apply to any Limited Participant who, prior January 1, 1998, retired or attained deferred vested status under the Apollo Plan.

ARTICLE XI

                          REEMPLOYMENT AFTER RETIREMENT

Section 11.01 Participation Upon Retirement. Participation in the Plan upon reemployment shall be determined according to the provisions of Article III of this Plan. The amount of benefit payable to such former Participant upon his subsequent retirement shall be determined according to the provisions of Articles VI, VII, VIII, or IX, whichever Article is applicable; provided, further, that his benefit shall be adjusted to reflect any additional months of Benefit Service, increases in Final Average Compensation, if any, and benefits previously paid.

Section 11.02     Suspension of Benefits Upon Reemployment.

(a) Prior Retirement From the Employer or Affiliated Employer. If a Participant continues as an Employee after attaining Normal Retirement Age, or if a former Participant who has retired under the terms of this Plan, the Prior Plan, or the Apollo Plan is reemployed as an Employee and elects to participate in the Plan as provided under Section 3.03, payment of his monthly benefits shall be suspended in accordance with the provisions of Section 11.02(b), as of his Reemployment Date; provided, however, that such Participant completes at least forty (40) Hours of Service during each Month of Service.

(b) Suspension of Benefits. A Participant who continues or resumes employment of at least forty (40) hours of covered service (as defined in U.S. Department of Labor regulations ss. 2530.203-3(c)(2)) for any calendar month after he first becomes eligible for a Normal Retirement Benefit shall have such pension payments suspended during such months of resumed or continued service. The Participant's benefits shall be actuarially calculated upon his subsequent termination of employment or retirement to take into account both (i) years of service credited during the period his benefits were suspended and (ii) the value of the benefits that were suspended. If benefit payments have been suspended under this Section, payments shall resume no later than the first day of the third calendar month in which the Participant fails to complete at least forty (40) hours of such service. The initial payment upon the cessation of suspensions shall include the payments due for the interim period when the suspension ceased and the benefit payments resumed or commenced. Notwithstanding the foregoing, no benefit payment may be suspended under this Section unless the Participant receives written notice, by personal delivery or first class mail during the first calendar month or corresponding payroll period for which payments are suspended. Such notice shall: (i) explain why benefits are being suspended, (ii) describe the applicable Plan provisions, (iii) include a copy of such Plan provisions, (iv) contain a statement identifying by reference applicable U.S. Department of Labor regulations, and (v) inform the Employee of procedures for seeking review of the benefit suspension, all in accordance with U.S. Department of Labor regulations ss.2530.203-3. Requests for such review shall be considered in accordance with the benefit claim review procedure adopted by the Committee under Section 503 of ERISA and the regulations thereunder, unless other rules are adopted by the Committee for purposes of reviewing benefit suspension claims. Benefits that are payable on or after the Participant attains age sixty-five (65) and that are not suspended under this Section, or deferred pending exhaustion of benefit claim and review procedures, shall be actuarially increased (if they are not paid as due) to the Actuarial Equivalent of such benefits as were due.

(c)   Prior Retirement From United Airlines.  If an individual:

(i)   has retired from United Air Lines,

(ii)  is currently receiving benefits under the UA Prior Plan,

(iii) becomes an Employee, and

(iv)  becomes eligible to participate in the Plan under Article III,

then any benefits payable under this Plan shall be reduced by any portion of the benefits payable under the UA Prior Plan to the extent that Months of Service and Final Average Compensation under this Plan are also used to determine such Participant's accrued benefit under the UA Prior Plan.

ARTICLE XII

                        PAYMENT OF RETIREMENT INCOME AND

                           VESTED TERMINATION BENEFITS

Section 12.01 Application for Benefits. A Participant shall notify the Committee in writing in such manner as may be required by the Committee that he elects to have his benefit paid to him. This notification should be provided to the Committee at least ninety (90) days prior to the date the Participant would like payment of his benefit to commence.

Section 12.02     Payment of Retirement Income in Normal Form.

(a) Payment in Single Life Annuity Form. Except as otherwise specifically provided in this Article, benefit payments to an unmarried Participant will be paid to him monthly, in the form of a Single Life Annuity commencing as of his Normal, Early, Late or Disability Retirement Date, and ending on the first day of the calendar month during which the Participant's death occurs.

(b) Payment in Qualified Joint and Survivor Annuity Form. If a Participant who is eligible to receive benefit payments under Articles VI through X has a Spouse, then such Participant's Accrued Benefit under the Plan will be reduced in accordance with the appropriate adjustment factors listed on Appendix B, and will be paid in the form of a Qualified Joint and Survivor Annuity; provided, however, that the Participant may elect an optional form of payment pursuant to
Section 12.04. If a Participant elects an optional form of payment, then such Participant must obtain Spousal Consent to both the waiver of the Qualified Joint and Survivor Annuity and the election of an optional form of benefit payment as set forth in Sections 12.03 and 12.04 below.

Section 12.03 Election to Waive Qualified Joint and Survivor Annuity. A Participant may elect to waive the Qualified Joint and Survivor Annuity form of payment at any time during the 90-day period ending on such Participant's "Annuity Starting Date." The "Annuity Starting Date" with respect to each Participant or Limited Participant is the first day of the first period for which an amount is paid as an annuity (or in any other form) under the Plan. Such an election must be made in writing in the form and manner required by the Committee, and will be effective only if the Participant's Spouse consents in writing to the election, such consent acknowledges the effect of the waiver, and such consent is witnessed by a notary public. During the period commencing no more than ninety (90) days and no less than thirty (30) days before the Participant's Annuity Starting Date, the Committee will furnish him with a written explanation of the terms and conditions of the Qualified Joint and Survivor Annuity, the Participant's right to make, and the effect of, any election to waive the Qualified Joint and Survivor Annuity, the requirement of Spousal Consent to such a waiver, and the Participant's right to make, and the effect of, a revocation of such a waiver. Distributions may commence less than thirty (30) days, but in no event less than seven (7) days, after such written explanation is given, provided that:

(a) the Committee clearly informs the Participant that he has a right to a period of thirty (30) days after receiving the written explanation to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and;

(b) the Participant, after receiving the written explanation and with the proper consent of his Spouse, affirmatively elects a distribution.

An election under this Section 12.03 may be revoked by a Participant without the need for Spousal Consent at any time before the date payment of his benefits commences; provided, however, that any subsequent election by the Participant to again waive the Qualified Joint and Survivor Annuity form of payment must also satisfy the requirements of this Section 12.03.

Section 12.04 Election of Optional Form of Payment. A Participant's election of one of the optional forms of benefit payment available under Section 12.05 must be made in writing and filed with the Committee at any time during the Election Period, consisting of the ninety (90)-day period ending on such Participant's Annuity Starting Date (as defined in Section 12.03 above). Each election under this Section 12.04 must contain such information as the Committee may require to determine the amount of the Participant's optional form of benefit; provided, however, that such election will be effective only if the Participant's Spouse, if any, consents to the election in writing and such consent acknowledges the effect of the election and is witnessed by a notary public. Subject to being revoked as provided in Section 12.06, an election filed in accordance with this
Section 12.04 will become effective on the date on which the election is filed with the Committee.

Section 1.01 Optional Forms of Payment. (a) Subject to the provisions of Sections 12.04 and 12.06, in lieu of the normal form of benefit payable to a Participant under Section 12.02, a Participant may elect to receive payment of his benefit in one of the optional forms listed below which shall be the Actuarial Equivalent of a Single Life Annuity (as determined by applying the appropriate adjustment factor found in Appendix B):

(i)   Single Life Annuity.  A monthly benefit payable for the Participant's
      -------------------
            remaining lifetime only, with no further benefits payable at such Participant's death;

(ii) Ten Year Certain Option. A reduced monthly payment terminating at the Participant's death and, if the Participant dies within a period of ten (10) years after the date payments commence, a continuing payment of the same amount to his designated Beneficiary for the remainder of such 10-year period;

(iii) Contingent Annuitant Option. A reduced monthly payment terminating at the Participant's death with the provision that upon his death a continuing payment of 100%, 66-2/3%, or 50% (as he may elect in writing, filed with the Committee) thereof will be made to the surviving contingent annuitant (designated by him at the time his election of this option is filed with the Committee) for such contingent annuitant's remaining life; or

(iv) Level Income Option. In the case of a Participant with respect to whom monthly payments commence before the date that would otherwise be his Normal Retirement Date, an increased monthly payment for the period before the earlier of his Normal Retirement Date or the date determined by the Committee to be the date on which his primary Social Security benefits under the Federal Social Security Act are expected to commence, and a decreased monthly payment thereafter, so that the monthly payments made to the Participant under the Plan, together with the amount of his monthly primary Social Security benefits (as determined by the Committee based on the Federal Social Security Act as in effect on the date his payments under the Plan commence) will form, as nearly as practicable, a uniform series of payments.

(b) Notwithstanding the foregoing provisions of Section 12.05(a), if a Participant has elected an optional form of payment under Sections 12.05(a)(ii) or 12.05(a)(iii) above, he may elect to receive a benefit of Actuarially Equivalent value to the amount that would otherwise be payable to him in such optional form in the form provided by Section 12.05(a)(iv) next above. Notwithstanding the provisions to Sections 12.05(a)(ii) or 12.05(a)(iii) next above, if a Participant who has elected to receive monthly payments in an amount determined in accordance with Sections 12.05(a)(ii) or 12.05(a)(iii) and who has also made the election provided by the foregoing sentence dies, then, respectively:

(i)         the amount  payable,  if any,  to his  Beneficiary  as  provided  in
            Section 12.05(a)(ii) will be the decreased monthly payment described in Section 12.05(a)(iv); or

(ii) the amount payable to his surviving contingent annuitant as provided in Section 12.05(a)(iii) will be determined on the basis of the monthly payment that would have been payable to him under that
            Section 12.05(a)(iii) if the Level Income Option had not been elected.

(c) Notwithstanding the foregoing provisions of Section 12.05(a), if a Participant has elected an optional form of payment solely under Section
12.05(a)(iv) next above, without regard to Sections 12.05(a)(ii) or 12.05(a)(iii), such optional form will automatically be payable as an Actuarially Equivalent Single Life Annuity. A Participant may also elect the optional form of payment under Section 12.05(a)(iv) to be paid in the form of a Qualified Joint and Survivor Annuity.

Section 12.06     Revocation of Optional Forms of Payment.

(a) A Participant may cancel or revoke any option elected under Section 12.04, and may make a new election, subject to the requirements of Sections 12.03 and 12.04, at any time during the Election Period consisting of the ninety (90) day period ending on the Participant's Annuity Starting Date (as defined in Section 12.03), and any option elected by the Participant shall be automatically revoked if the Participant dies before benefit payments to him commence.

(b) If a Participant has elected an optional form of payment providing survivor benefits under Section 12.05 and the Beneficiary of such Participant dies before the Annuity Starting Date, the election will be automatically canceled; provided, however, that the Participant notifies the Committee in writing of such an event. The Participant's benefit will then be paid in accordance with Sections 12.02 or 12.07, whichever is applicable, unless he makes a new election in accordance with Section 12.04.

Section 12.07 Payment of Deferred Vested Termination Benefit. A Participant who is entitled to a deferred vested benefit under Article X, shall have his benefit paid to him in accordance with Section 12.02; provided, however, that such Participant may elect an optional form of benefit under Section 12.05, subject to the waiver and election requirements of Sections 12.03 and 12.04.

Section 1.01 Small Amounts. (a) Notwithstanding any other provision of the Plan, if the present value of the vested portion of any Participant's Accrued Benefit is $3,500 or less, or $5,000 or less for Plan Years beginning after December 31, 1997, as of the Participant's Annuity Starting Date prior to Normal Retirement Age, the Committee shall direct the Trustee to distribute such benefit to the Participant in a single lump sum.

(b) Effective prior to January 1, 1998, for purposes of this Section 12.08, present value will be determined as of the scheduled date of distribution by using an interest rate which is the lesser of:

(i) the rate that would be used (as of such date) by the Pension Benefit Guaranty Corporation ("PBGC") for the purpose of determining the present value of a single sum distribution on plan termination; or

[(ii) the interest rate used for annual Plan valuation purposes in effect from time to time as set forth in Appendix B.

(c) Effective January 1, 1998, for purposes of this Section 12.08, present value will be determined as of the date of distribution using the actuarial assumptions set forth in (i) or (ii), whichever produces the greater single lump sum amount:

(i)   the Applicable Interest Rate and the Applicable Mortality Table; or

      (ii) the interest rate and mortality table used for annual Plan valuation purposes in effect from time to time as set forth in Appendix B.

Section 12.09 Payments to Minors and Other Persons under Disability. Notwithstanding any other provisions of the Plan, if the payee of any Plan benefit is a minor or is otherwise found incompetent for any reason by the Committee or is declared incompetent by a Court of competent jurisdiction, then any Plan benefit to which such payee is entitled will be paid only to such guardian, conservator, or other person legally charged with the care of the person or of his estate as is duly appointed under the laws of the applicable jurisdiction.

Section 12.10 Benefits May Not Be Assigned or Alienated. Benefits payable under this Plan will not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution, or levy of any kind, either voluntary or involuntary; and any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber, charge, or otherwise dispose of any right to benefits payable hereunder will be void. The Trust Fund will not in any manner be liable for, or subject to, the debts, contracts, liabilities, engagements, or torts of any person entitled to benefits hereunder. Notwithstanding any provision of the Plan to the contrary, the Plan shall honor a judgment, order, decree or settlement providing for the offset of all or a part of ta Participant's benefit under the Plan, to the extent permitted under Code Section 401(a)(13)(C); provided that the requirements of Code Section 401(a)(13)(C)(iii) relating to the protection of the Participant's spouse (if any) are satisfied.

      The Accrued Benefit of any Participant, however, shall be subject to and payable in accordance with the applicable requirements of any Qualified Domestic Relations Order, as that term is defined in Section 414(p) of the Code and any Regulations promulgated thereunder. A payment from a Participant's Accrued Benefit may be made to an alternate payee (as defined in Section 414(p)(8) of the Code) prior to the date the Participant reaches his earliest retirement age (as defined in Section 414(p)(4)(B) of the Code) if such payments are made pursuant to a Qualified Domestic Relations Order. All such payments pursuant to a Qualified Domestic Relations Order shall be subject to reasonable rules promulgated by the Committee; provided that such rules and Regulations are consistent with Section 414(p) of the Code. The Accrued Benefit that is subject to any Qualified Domestic Relations Order shall be reduced by the amount of any payment made pursuant to such Order.

Section 1.01 Commencement of Benefits, Required Beginning Date. (a) Effective January 1, 2001, notwithstanding any other provision of the Plan to the contrary, payment of a Participant's benefit must begin not later than April 1 of the calendar year following the later of (i) the calendar year in which the Participant attains age 70-1/2, or (ii) the calendar year in which the Participant retires. The Accrued Benefit of a Participant who attains age 70-1/2 after December 31, 2001, who terminates employment with the Controlled Group after attaining age 70-1/2 and whose payment of such Accrued Benefit is delayed until such termination of employment shall be actuarially increased to take into account the period after age 70-/12 in which the Participant was not receiving benefits under the Plan. Notwithstanding the foregoing, for a Participant who is a five percent (5%) owner of Galileo International (as determined under Code
Section 416(i)) at any time during the Plan Year and with respect to any Participant prior to January 1, 2001, payment of the Participant's benefit must begin not later than April 1 of the calendar year following the calendar year in which the Participant attains age 70-1/2. Further, notwithstanding any other provision of this Plan, all distributions under the Plan shall comply with the requirements of Code Section 401(a)(9) and the regulations promulgated thereunder, which are incorporated into the Plan by reference.

(b) If a Participant dies after the payment of his benefits has begun, the remaining portion of such benefits shall be distributed at least as rapidly as the manner in which benefits were scheduled to be paid to the Participant. If a Participant dies before payment of his benefits has begun, his benefits must be distributed over a period not exceeding the greatest of:

(i)   five (5) years from the date of death of the Participant;

(ii) in the case of payments to a designated Beneficiary other than the Participant's Spouse, the life expectancy of such Beneficiary, provided also that such payments begin within one year of the Participant's death; or

(iii) in the case of payments to the Participant's Spouse, the life expectancy of such Spouse.

Section 1.01      Optional Direct Transfer of Eligible Rollover
                  ----------------------------------------------
Distributions. (a) Notwithstanding anything contained in the Plan to the contrary, if a Participant or other Distributee elects:

(i)   to have such distribution paid directly to an eligible retirement plan,
            and

(ii) specifies the eligible retirement plan to which such distribution is to be paid (in such form and at such time as the Committee may prescribe), such distribution shall be made in the form of a direct trustee-to-trustee transfer to the eligible retirement plan so specified.

(b) Subsection (a) above shall apply only to the extent that the eligible rollover distribution would be includible in gross income if not transferred as provided in subsection (a) above (determined without regard to Section 401(c) of the Code).

(c)  For  purposes  of  this  Section  12.12,   the  term   "eligible   rollover
distribution" has the meaning given to such term by Section 402(f)(2)(A) of the Code.

(d) For purposes of this Section 12.12, the term "eligible retirement plan" has the meaning given to such term by Section 402(c)(8)(B) of the Code, except that a qualified trust shall be considered an eligible retirement plan only if it is a defined contribution plan, the terms of which permit the acceptance of rollover distributions.

(e) For purposes of this Section 12.12, the term "Distributee" includes a Participant or an inactive Participant. In addition, the Participant's or inactive Participant's surviving Spouse or former Spouse who is the alternate payee under a Qualified Domestic Relations Order as defined in Section 414(p) of the Code, is a Distributee with regard to the interest of the Spouse or former Spouse.

      For purposes of this Section 12.12(e), an inactive Participant is an Employee who is eligible to be and becomes a Participant in accordance with the provisions of Article III or a former Employee who has not received a distribution of his Accrued Benefit.

ARTICLE XIII

                         PRE-RETIREMENT SURVIVOR BENEFIT

Section 13.01     Eligibility.  If a Participant dies:
                  ------------

(a)   either:

(i)   prior to his earliest retirement date under the Plan; or

(ii)  prior to commencing payment of his benefit from the Plan; and

(b)   with a vested interest in his Accrued Benefit;

then his surviving Spouse shall be entitled to a Pre-Retirement Survivor Benefit as described in this Article XIII.

Section 13.02 Pre-Retirement Survivor Benefit. The surviving Spouse, if any, of a Participant who dies while satisfying the conditions of Section 13.01 will be eligible to receive a monthly Pre-Retirement Survivor Benefit in an amount equal to 50% of the vested Accrued Benefit as of the date of the Participant's death; provided, however, that such amount shall be reduced in accordance with the provisions of Section 7.03(a) or (b) (whichever shall be applicable) for each calendar month by which payment of the Pre-Retirement Survivor Benefit precedes the earliest retirement date under the Plan and further reduced in accordance with the provisions of Section 12.02(b).

      Notwithstanding the foregoing, that portion of a Pre-Retirement Survivor Benefit attributable to such Participant's Prior Plan accrued benefit shall not be reduced for commencement of benefit payments which precede the Participant's earliest retirement date under the Plan; provided, however, subject to any plan qualification provisions of the Code to the contrary, a Participant's
Pre-Retirement Survivor Benefit under this Article shall be determined in accordance with the preceding paragraph in this Section 13.02 but shall in no event be less than the amount attributable to his unreduced Prior Plan accrued benefit payable as a Pre-Retirement Survivor Benefit as described in this sentence. The amount of this Pre-Retirement Survivor Benefit will be payable in accordance with the provisions of Section 13.03.

Section 13.03 Payment of Pre-Retirement Survivor Benefit. Pre-Retirement Survivor Benefit payments will be paid monthly to the Participant's surviving Spouse commencing as of the first day of the calendar month next following the later of:

(a)   the Participant's earliest retirement date under the Plan; or

(b)   the death of the Participant;

and ending on the first day of the calendar month during which the surviving Spouse's death occurs.

ARTICLE XIV

                           DESIGNATION OF BENEFICIARY

      Each Participant or Limited Participant may designate any legal or natural person or persons as his Beneficiary under the Plan to receive any portion of such Participant's benefit that remains unpaid as of the date of his death; provided, however, that benefits payable as a Pre-Retirement Survivor Benefit under Article XIII shall be payable only to a Participant's surviving Spouse. Each Beneficiary designation will be in the form prescribed by the Committee and will be effective only when filed with the Committee during the Participant's or Limited Participant's lifetime. Each Beneficiary designation filed with the Committee will cancel all prior Beneficiary designations filed with the Committee.

      Notwithstanding the foregoing, if a Participant was married for the twelve consecutive month period immediately prior to such Participant's Annuity Starting Date (as defined in Section 12.03), no Beneficiary designation will be effective under the Plan unless the Participant's Spouse consents in writing to such designation, such consent acknowledges the effect of such designation, and such Spouse's signature is witnessed by a notary public. Spousal Consent to a Participant's Beneficiary designation will not be required if:

(a) the Participant's Spouse is designated as the primary Beneficiary by the Participant, or

(b) it is established to the satisfaction of the Committee that Spousal Consent cannot be obtained because there is no Participant's Spouse, or because of such other circumstances as may be prescribed in regulations issued by the Secretary of the Treasury.

Any consent by the Participant's Spouse or any determination that the consent is not required pursuant to paragraphs (a) or (b) above, will be effective only with respect to that particular Spouse.

ARTICLE XV

                             LIMITATION ON BENEFITS

Section 15.01 Maximum Benefits. Notwithstanding any other provision of this Plan, benefits shall not accrue under this Plan as of any PlanYear with respect to any Employee such that the annual pension benefit payable, as adjusted in accordance with regulations prescribed by the Secretary of the Treasury to reflect changes in the cost of living, shall exceed the lesser of ninety thousand dollars ($90,000) or one hundred percent (100%) of the Employee's average compensation for the three (3) consecutive calendar years during which he was participating in the Plan and his aggregate compensation from the Employer was highest. For purposes of the foregoing limitation, the annual pension benefit shall be calculated as a Normal Retirement Benefit under this Plan payable in the form of a Single Life Annuity and without reference to benefits funded by employee contributions or rollover contributions, to benefits other than a Normal Retirement Benefit, and to Qualified Joint and Survivor Annuity benefits as defined in Section 417(b) of the Code.

      The annual benefit payable under the Plan with respect to a Participant whose benefits commence before his Social Security Retirement Age (as defined below) shall not exceed the limitation set forth above; provided, however, that the dollar amount referred to above shall be reduced actuarially to reflect the commencement of benefits prior to his Social Security Retirement Age. Such reduced dollar amount shall be the Actuarial Equivalent of an annual benefit equal to the dollar amount referred to above commencing at his Social Security Retirement Age.

      The annual benefit payable under the Plan with respect to a Participant whose benefits commence after his Social Security Retirement Age shall not exceed the limitation contained above; provided, however, that the dollar amount referred to above shall be increased actuarially to reflect the commencement of benefits after his Social Security Retirement Age. Such increased dollar amount shall be the Actuarial Equivalent of an annual benefit equal to the dollar amount referred to above commencing at his Social Security Retirement Age.

      In the event payment of a Participant's annual benefit commences prior to the completion of ten (10) years of participation under this Plan, the dollar limitations contained above, whichever is applicable, shall be adjusted by multiplying the amount of such limitation by a fraction, the numerator of which is the Participant's years of such participation and the denominator of which is ten (10).

      A Participant's "Social Security Retirement Age" means the age used as the retirement age for the Participant under Section 216(1) of the Social Security Act, except that such Section shall be applied without regard to the age increase factor contained therein, and shall be further applied as if the early retirement age under Section 216(l)(2) of said Act were age 62. Notwithstanding the foregoing, for purposes of applying the nondiscrimination requirements of Code Section 401(a)(4), Social Security Retirement Age shall be treated as a uniform retirement age, and subsidized early retirement benefits and joint and survivor annuities shall not be treated as being unavailable to Employees on the same terms merely because such benefits or annuities are based in whole or in part on an Employee's Social Security Retirement Age.

      For the purpose of adjusting amounts under this Section 15.01, the interest rate assumption will be the greater (or the lesser, in the case of benefits beginning after age 65) of five percent (5%), or the rate used in determining Actuarial Equivalence under the Plan. Notwithstanding the foregoing, if any benefit under the Plan is payable in any form other than the life annuity form, such benefit shall be adjusted, in accordance with rules determined by the Commissioner of the Internal Revenue under Treas. Reg. ss.1.415-3(c), so that such benefit is equivalent to an annual benefit. For this purpose, the interest rate assumption shall be the Applicable Interest Rate and the mortality assumption shall be the Applicable Mortality Table.

Section 15.02 Maximum Benefits - Multiple Plans Covering Participant. For Plan Years beginning prior to January 1, 2000, in the event that an Employee also participates in any defined contribution plan maintained by the Employer as stated below, a further limitation on annual benefits payable to such Employee under this Plan shall apply to the extent necessary to prevent disqualification of the Plan under Section 415(e), or Section 416(h) if applicable, of the Code. The sum of the defined benefit plan fraction and the defined contribution plan fraction, determined in accordance with Section 414(e) of the Code and applicable regulations thereunder, for such Employee shall not exceed 1.0. Adjustments to the defined benefit plan fraction and to pay benefits accrued under this Plan shall be made in accordance with applicable regulations and as necessary to avoid exceeding such 1.0 limitation.

Section 15.03 Early Termination. In the event the Plan is terminated, the benefit of any highly compensated active or former Employee is limited to a benefit that is nondiscriminatory under Section 401(a)(4) of the Code.

      Benefits distributed to any of the 25 most highly compensated active and highly compensated former Employees with the greatest Compensation in the current or any prior year are restricted such that the annual payments are no greater than an amount equal to the payment that would be made on behalf of any Employee under a Single Life Annuity that is the Actuarial Equivalent of the sum of the Employee's Accrued Benefit, the Employee's other benefits under the Plan (other than a social security supplement, within the meaning of Section 1.411(a)-7(c)(4)(ii) of the Treasury Regulations), and the amount the Employee is entitled to receive under a social security supplement.

      The preceding paragraph shall not apply if: (1) after payment of the benefit to an Employee described in the preceding paragraph, the value of Plan assets equals or exceeds 110% of the value of current liabilities, as defined in
Section 412(1)(7) of the Code, (2) the value of the benefits for an Employee described above is less than 1% of the value of current liabilities before distribution, or (3) the value of the benefits payable under the Plan to an Employee described above does not exceed $3,500 or $5,000 for Plan Years beginning after December 31, 1997.

      For purposes of this Section 15.03, benefit includes loans in excess of the amount set forth in Section 72(p)(2)(A) of the Code, any periodic income, any withdrawal values payable to a living Employee, and any death benefits not provided for by insurance on the Employee's life.

      An Employee's otherwise restricted benefit may be distributed in full to the affected Employee if prior to receipt of the restricted amount, the Employee enters into a written agreement with the Plan Administrator to secure repayment to the Plan of the restricted amount. The restricted amount is the excess of the amounts distributed to the Employee (accumulated with reasonable interest) over the amounts that could have been distributed to the Employee under a Single Life Annuity described in the Plan (accumulated with reasonable interest). The Employee may secure repayment of the restricted amount upon distribution by: (1) entering into an agreement for promptly depositing in escrow with an acceptable depositary property having a fair market value equal to at least 125 percent of the restricted amount, (2) providing a bank letter of credit in an amount equal to at least 100 percent of the restricted amount, or (3) posting a bond equal to at least 100 percent of the restricted amount. If the Employee elects to post bond, the bond will be furnished by an insurance company, bonding company or other surety for federal bonds.

      The escrow arrangement may provide that an Employee may withdraw amounts in excess of 125 percent of the restricted amount. If the market value of the property in an escrow account falls below 110 percent of the remaining restricted amount, the Employee must deposit additional property to bring the value of the property held by the depositary up to 125 percent of the restricted amount. The escrow arrangement may provide that Employee may have the right to receive any income from the property placed in escrow, subject to the Employee's obligation to deposit additional property, as set forth in the preceding sentence.

      A surety or bank may release any liability on a bond or letter of credit in excess of 100 percent of the restricted amount.

      If the Plan Administrator certifies to the depositary, surety or bank that Employee (or the Employee's estate) is no longer obligated to repay any restricted amount, a depositary may redeliver to the Employee any property held under an escrow agreement, and a surety or bank may release any liability on an Employee's bond or letter of credit.

ARTICLE XVI

                              TOP HEAVY PROVISIONS

Section 16.01 Purpose and Effect. The purpose of this Article is to comply with the requirements of Section 416 of the Code. The provisions of this Article will be effective for each Plan Year in which the Plan is a "Top-Heavy Plan" within the meaning of Section 416(g) of the Code.

Section 16.02 Top-Heavy Plan. In general, the Plan will be a Top-Heavy Plan for any Plan Year if, as of the last day of the preceding Plan Year (the "Determination Date"), the sum of the amounts in (a), (b), and (c) below for Key Employees (as defined below and in Section 416(i)(1) of the Code) exceeds 60% of the sum of such amounts for all employees who are covered by a defined contribution plan or defined benefit plan that is included in the Required Aggregation Group (as defined in Section 16.06):

(a) The present value of the cumulative Accrued Benefit of such Employees under this Plan.

(b) The present value of the cumulative accrued benefits of such Employees calculated under any other defined benefit plans included in the Required Aggregation Group.

(c) The aggregate account balances of such Employees under any defined contribution plan included in the Required Aggregation Group.

In determining the present value of the aggregate benefits of an Employee in any plan:

(i) such benefits will be increased by the aggregate distributions, if any, made from such plan during the five-year period ending on the Determination Date;

(ii) the accrued benefit or account balance of any employee who was previously a Key Employee, but who has become a Non-Key Employee, will be disregarded;

(iii) the accrued benefit or account balance of a beneficiary of an employee will be considered the accrued benefit or account balance of the employee;

(i) the accrued benefit or account balance of any former employee who has not performed any services for the Employer at any time during the five-year period ending on the Determination Date will be disregarded;

(ii)  the actuarial assumptions for all defined benefit plans in the Required
            Aggregation Group will be identical; and

(iii)       the  accrued   benefit  of  any   employee   will  not  include  any
            proportional   subsidies  but  will  include  any   non-proportional
            subsidies.

Section 16.03     Key Employee.  In general, a "Key Employee" is an employee
                  ------------
who, at any time during the five-year period ending on the determination date, is:

(a) an officer of the Employer or an Affiliated Employer receiving annual Compensation from the Employer and any Affiliated Employer greater than 150% of the limitation in effect under Section 415(c)(1)(A) of the Code; provided, that for the purposes of this Section 16.03(a), no more than 50 employees of the Employer and Affiliated Employer (or if lesser, the greater of three employees or 10% of the employees) will be treated as officers;

(b) one of the 10 employees receiving annual Compensation from the Employer or an Affiliated Employer of more than the limitation in effect under Section 415(c)(1)(A) of the Code and owning the largest interests in the Employer or in an Affiliated Employer;

(c)   a 5% owner of the Employer or an Affiliated Employer; or

(d) a 1% owner of the Employer or an Affiliated Employer receiving annual Compensation from the Employer or Affiliated Employer (whichever he owns), of more than $150,000.

A "Non-Key Employee" is, for the purposes of the Plan, any Employee who is not a Key Employee.

Section 16.04 Minimum Vesting. For any Plan Year for which the Plan is a Top-Heavy Plan, a Participant's vested percentage in his Accrued Benefit will not be less than the percentage determined under the following table:

            --------------------------------------------------

                Years of Service            Percentage

            --------------------------------------------------
            --------------------------------------------------
                  Less than 2                    0%
            --------------------------------------------------
            --------------------------------------------------
                       2                        20%
            --------------------------------------------------
            --------------------------------------------------
                       3                        40%
            --------------------------------------------------
            --------------------------------------------------
                       4                        60%
            --------------------------------------------------
            --------------------------------------------------
                   5 or more                   100%
            --------------------------------------------------

      If the foregoing provisions of this Section 16.04 become effective, and the Plan later ceases to be a Top-Heavy Plan, each Participant who then has three (3) or more Years of Service standing to his credit may elect to continue to have the vested percentage of his Accrued Benefit determined under the provisions of this Section 16.04.

Section 16.05 Minimum Benefit. A Participant's monthly benefit, commencing at his Normal Retirement Date and payable as a Single Life Annuity, will not be less than two percent (2%) of his Final Average Compensation multiplied by the number of years (not to exceed ten (10)) of his Top-Heavy Service (as defined below). A Participant's "Final Average Compensation" for this purpose means the monthly average of his Compensation for the five (5) consecutive years for which his Compensation was highest, disregarding any Compensation paid after the last year in which the Plan is a Top-Heavy Plan. A Participant will be entitled to one (1) year of "Top-Heavy Service" for each Year of Service after the Effective Date during which the Plan is a Top-Heavy Plan and during which he is a Participant thereunder.

Section 16.06 Required Aggregation Group. For the purposes of this Article the "Required Aggregation Group" means this Plan and each other defined benefit plan and defined contribution plan maintained by the Employer or an Affiliated Employer (including any plan that was terminated within the five (5) year period ending on the Determination Date) that covers a Key Employee as a participant, or that is maintained by the Employer or an Affiliated Employer in order for a plan which covers a Key Employee to be qualified.

Section 16.07 Adjustment of Combined Benefit Limitations. For any Plan Year in which the Plan is a Top-Heavy Plan prior to January 1, 2000, the determination of the defined benefit plan fraction and defined contribution plan fraction under Section 15.02 of the Plan will be adjusted in accordance with the provisions of Section 416(h) of the Code by substituting 1.0 for 1.25 in adjusting the dollar limitations of Sections 415(b)(1)(A) and 415(c)(1)(A) of the Code.

ARTICLE XVII

                        COMMITTEE AND PLAN ADMINISTRATION

Section 17.01  Membership  and Authority.  The Committee  referred to in Section
2.10 will consist of one or more persons appointed, from time to time, by the Managers, or by the authorized designee of such Managers. The Committee will be the "named fiduciary" (as described in ERISA Section 402) with respect to the Plan, and will have complete authority and discretion in exercising rights, powers and duties granted to it as Plan Administrator under the Plan. Except as otherwise specifically provided in this Article XVII, in controlling and managing the operation and administration of the Plan, the Committee will act by a majority of its then members, by meeting or by writing filed without meeting. The Committee shall have the discretionary authority to determine eligibility for Plan benefits and to construe and interpret the terms of the Plan, including the making of factual determinations, and the decision thereon of the Committee shall be final and conclusive and binding upon all persons to the extent permitted by law. The Committee shall have the power and duty to do all things necessary or convenient to effect the intent and purposes of the Plan and not inconsistent with any of the provisions hereof, whether or not such powers and duties are specifically set forth herein. Not in limitation but in amplification of the foregoing, the Committee will have the following powers, rights, and duties in addition to those vested in it elsewhere in the Plan:

(a) To adopt such rules of procedure and regulations as, in its opinion, may be necessary for the proper and efficient administration of the Plan and as are consistent with the provisions of the Plan.

(b) To enforce the Plan in accordance with its terms and such applicable rules and regulations as may be adopted by the Committee.

(c) To construe and interpret the Plan and to determine all questions arising under the Plan, including the power to determine the rights or eligibility of Employees or Participants and their Beneficiaries and their respective benefits.

(d) To maintain and keep adequate records concerning the Plan and concerning its proceedings and acts in such form and detail as the Committee may decide, and to make such reports on the Plan to the Employer, government agencies, or others as the Committee or the Employer determines to be appropriate.

(e)   To direct all payments of benefits under the Plan.

(f) To amend the Plan, except for any amendment that would increase Plan benefits or the costs of the Plan to Galileo International or Participants and Beneficiaries.

The certificate of a majority of the members of the Committee, or of the Secretary of the Committee, that the Committee has taken or authorized any action will be conclusive in favor of any person relying on the certificate.

Section 17.02 Delegation by Committee. In exercising its authority to control and manage the operation and administration of the Plan, the Committee may employ agents and counsel (who may also be employed by or represent the Employer) and to delegate to them or allocate to individual Committee members such powers as the Committee deems desirable. Any such delegation will be in writing and will reflect the action of the Committee members then acting. The writing contemplated by the foregoing sentence will fully describe the advice to be rendered or the functions and duties to be performed by the delegatee.

Section 17.03 Uniform Rules. In managing the Plan, the Committee will uniformly apply rules and regulations that have been adopted by the Committee to all similarly situated Participants.

Section 17.04 Information to be Furnished to Committee. The Employer and Affiliated Employers will furnish the Committee such data and information as may be required. The records of such Employers or Affiliated Employers as to an Employee's or Participant's period of employment, termination of employment (and the reason therefor), leave of absence, reemployment, and compensation will be conclusive on all persons, unless determined to be incorrect. Participants and other persons entitled to benefits under the Plan must furnish the Committee with such evidence, data, or information as the Committee considers desirable to carry out the terms of the Plan.

Section 17.05 Committee's Decision Final. All determinations and decisions regarding provisions of the Plan involving eligibility to participate in the Plan, eligibility for benefits under the Plan, and the amount and form of benefits payable under the Plan are to be made by, and in the sole discretion, of the Committee. All such decisions and determinations shall be final and binding. A misstatement or other mistake of fact will be corrected when it becomes known, and the Committee will make any such adjustment required thereof as it considers equitable and practicable.

Section  17.06  Exercise  of  Committee's  Duties.   Notwithstanding  any  other
provisions of the Plan, the Committee will discharge its duties hereunder solely in the interests of the Participants in the Plan and their Beneficiaries, and:

(a)   For the exclusive purpose of:

(i)   providing benefits to Plan Participants and other persons entitled to benefits under the Plan; and

(ii)  defraying reasonable expenses of administering the Plan;

(b) And with the care, skill, prudence, and diligence under the circumstances then prevailing that a prudent person acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims.

Section 17.07 Remuneration and Expenses. No remuneration shall be paid to any Committee member or designatee of the Committee as such. However, the reasonable expenses of a Committee member or designatee of the Committee incurred in the performance of a Committee function, and any other reasonable expenses of Plan administration, may be paid from the Trust, at the direction of the Committee, if not paid by the Employers.

Section 17.08 Resignation or Removal of Committee Member. A Committee member may resign at any time by giving written notice to Galileo International and the other Committee members. Galileo International may remove a Committee member, in accordance with Section 17.01 by giving written notice to him and the other Committee members.

Section 17.09 Appointment of Successor Committee Members. Galileo International may fill any vacancy in the membership of the Committee, in accordance with
Section 17.01, and will give prompt written notice thereof to the other Committee members. While there is a vacancy in the membership of the Committee, the remaining Committee members will have the same powers as the full Committee until the vacancy is filled.

Section 17.10 Records and Reports. The Committee will exercise such authority and responsibility as it deems appropriate to comply with ERISA and Code requirements relating to: records of a Participant's service, Accrued Benefit; notifications to Participants; registration with the Internal Revenue Service; and annual reports to the Department of Labor or Internal Revenue Service.

Section 17.11 Indemnification. To the extent permitted by law, no Committee member, shareholder, director, officer or Employee of an Employer, shall incur any personal liability of any nature for any act or failure to act in good faith in connection with the administration of the Plan, except in cases of gross negligence or willful misconduct by such individual. The Managers, the Committee, and any Employees operating with the approval of the Employer or the Committee will be indemnified and saved harmless by Galileo International, from and against any and all liabilities to which they may be subjected by reason of any act or failure to act made in good faith pursuant to the provisions of the Plan, including expenses reasonably incurred in the defense of any claim relating thereto.

Section 17.12 Claims Procedure. A person or persons or an entity named by the Committee (which person, persons, or entity may be the Committee) will make all determinations as to the right of any person to a benefit. If a claim is denied, in whole or part, the party making the claim will be given a written notice of denial of the claim containing the following:

(a)   Specific reasons for the denial;

(i)   Specific reference to pertinent Plan provisions on which the denial is based;

[(ii) A description of any additional material or information necessary for the claimant to perfect the claim, and an explanation of why the material or information is necessary; and]

(iii) An explanation of the claim review procedure.

The notice will be furnished within a reasonable time after receipt of the claim. If the notice is not furnished within sixty (60) days following the claim, the claim will be deemed denied.

      The following claim review procedure will apply to any denied claim:

      (a) Review may be requested in writing within ninety (90) days following the date of denial of the claim. During such period the claimant may inspect or copy any Plan records pertaining to his claim. The request for review must contain all reasons, facts and documents in support of the denied claim.

      (b) The decision on review will be by the Committee or its designee, will be in writing, and will be issued within sixty (60) days, provided that the period for decision may extend to a date not later than one hundred twenty (120) days after such request if it is determined that special circumstances require such an extension. The decision on review will include specific reasons for the decision and specific references to the Plan provisions on which the decision is based.

ARTICLE XVIII

                            AMENDMENT AND TERMINATION

Section 18.01 Amendment; Termination. Galileo International, by action of its Managers, shall have the right at any time, and from time to time, to amend, in whole or in part, any or all of the provisions of the Plan, or to terminate the Plan, in whole or in part. In addition, the Committee shall have the right to amend the Plan, except for any amendment that would increase Plan benefits or the costs of the Plan to Galileo International. No such amendment shall authorize or permit any part of the Trust to be used for or diverted to purposes other than for the exclusive benefit of the Participants or other beneficiaries or permit any portion of the Trust to revert to or become the property of Galileo International. However, upon termination of the Plan, if after all liabilities to Participants and Beneficiaries have been met, a balance remains in the Trust, Galileo International may recover such balance if such balance is due to an erroneous actuarial computation. Notwithstanding the foregoing, no amendment (except as provided below) shall:

(i)   retroactively decrease the benefits accrued to any Participant, or

(ii) eliminate or reduce an early retirement benefit, subsidy, or optional form of benefit with respect to benefits attributable to service before the amendment.

      Galileo International also shall have the right to make any amendment retroactively which is necessary to qualify the Plan for tax exemption or to bring the Plan into conformity with the Code or ERISA, and regulations or rulings thereunder.

Section 18.02 Merger and Consolidation of Plan, Transfer of Plan Assets. In the case of any merger or consolidation of the Plan with, or transfer of assets and liabilities of the Plan to, any other plan, provisions will be made so that each affected Participant in the Plan on the date thereof, if the Plan, as applied to that Participant, then terminated, would receive a benefit immediately after the merger, consolidation, or transfer that is equal to or greater than the benefit he would have been entitled to receive immediately before the merger, consolidation, or transfer if the Plan, as applied to him, had then terminated.

Section 18.03 Distribution on Termination and Partial Termination. Upon termination or partial termination of the Plan, the rights of all affected Participants to benefits accrued to the date of such termination or partial termination shall become nonforfeitable to the extent funded as of such date. On termination of the Plan, and after payment of all reasonable administrative expenses, the Committee will allocate the assets in the manner and order set forth in ERISA Section 4044 to the extent of the sufficiency of such assets. The assets of the Plan attributable to benefits accrued under the Prior Plan shall be allocated, to the extent necessary, in accordance with any applicable special schedule of benefits maintained pursuant to the requirements of Code Section 414(l) in connection with the merger of the Prior Plan into this Plan, and such schedule of benefits also shall be operated, as needed, in accordance with the requirements of Code Section 414(l) and regulations thereunder. Such assets, as allocated, will be fully vested and will be distributed in accordance with the applicable provisions of the Plan. If a partial termination of the Plan occurs, the Participants affected by such partial termination, shall be treated as though the Plan had terminated with respect to their vested rights and benefit distribution rights; provided, however, that the Plan shall continue with respect to all other Participants.

Section 18.04 Notice of Amendment, Termination, or Partial Termination. Affected Participants and other persons will be notified of any material amendment to the Plan and of the termination of the Plan, as required by law.

ARTICLE XIX

                            MISCELLANEOUS PROVISIONS

Section 19.01 Rights to Trust Assets. Upon termination of his employment, no Employee, Participant or Limited Participant, and no Beneficiary (in the case of a Participant's death) will have any right to, or interest in, any assets of the Trust Fund other than the benefits specifically accrued by or on behalf of such a Participant, and then only to the extent such benefits are payable out of the available assets of the Trust Fund under the terms of the Plan to such person. Payment of all benefits under the Plan will be made solely out of the assets of the Trust Fund, and neither the Employer, any Affiliated Employer, nor the Plan Administrator will be personally liable for any loss of assets or decrease in value due to adverse investment experience of the Trust Fund.

Section 19.02 Nonforfeitability of Benefits. Subject only to the specific provisions of this Plan, nothing will be deemed to divest a Participant of his right to the nonforfeitable benefit to which he becomes entitled in accordance with the provisions of this Plan.

Section 19.03 Use of Electronic Media. Notwithstanding any other provision of the Plan, including any provision which requires the use of a written instrument,  to the extent  permitted  by  applicable  law,  the  Committee  may establish  procedures  for the use of  electronic  media in  communications  and transactions between the Plan or the Committee and Participants and Beneficiaries. Electronic media may include, but are not limited to, e-mail, the Internet, intranet systems and automated telephonic response systems.

Section 19.04 Word Usage. Words used in the masculine shall apply to the feminine where applicable and, wherever the context of the Plan dictates, the plural shall be read as the singular and the singular as the plural.

      IN WITNESS WHEREOF, this Plan, having been first duly adopted is hereby executed below by the duly authorized officers of the Employer on this 13th day of December, 2000, to be effective as of January 1, 1997.

                                    GALILEO INTERNATIONAL, L.L.C.
                                    By: /s/ Lyn Bulman
                                    Its:  Senior Vice President

                                   APPENDIX A

      The following entities shall be considered Affiliated Employers as of the "Acquisition Date," which shall mean the date set forth in that certain agreement or agreements which govern the terms of the purchase and sale of assets and/or stock by or between each separate entity listed below and Covia Partnership, Galileo International Partnership, or the Company, as the case may be:

1. TS2000 shall be considered an Affiliated Employer as of the Acquisition Date. Persons who were employed by TS2000 as of the Acquisition Date shall be credited with Years of Service, if any, for purposes of eligibility and vesting only, from the date specified in the applicable agreement;

2. Travel Master shall be considered an Affiliated Employer as of the Acquisition Date. Persons who were employed by Travel Master as of the Acquisition Date shall be credited with Years of Service, if any, for purposes of eligibility and vesting only, from the date specified in the applicable agreement;

3. Ritz Carlton shall be considered an Affiliated Employer as of the Acquisition Date. Persons who were employed by Ritz Carlton as of the Acquisition Date shall be credited with Years of Service, if any, for purposes of eligibility and vesting only, from the date specified in the applicable agreement;

4. Flight Safety shall be considered an Affiliated Employer as of the Acquisition Date. Persons who were employed by Flight Safety as of the Acquisition Date shall be credited with Years of Service, if any, for purposes of eligibility and vesting only, from the date specified in the applicable agreement;

5. Trip.com shall be considered an Affiliated Employer as of the Acquisition Date. Persons who were employed by Trip.com as of the Acquisition Date shall be credited with Years of Service, if any, for purposes of eligibility and vesting only, from the date specified in the applicable agreement;

6. For purposes of determining eligibility and vesting service under this Plan, United Air Lines shall be considered an Affiliated Employer from the Acquisition Date until the date of the closing of the Covia Reorganization. An Employee who transfers employment from the Employer to United Air Lines on the date of the closing of the Covia Reorganization, or any other date of transfer which is determined by the Committee to be resulting from the Covia Reorganization, shall be considered a Limited Participant. Any other Employee who terminates his employment and who is subsequently employed by United Air Lines shall be deemed to have separated from service with all Employers and shall not be considered a Limited Participant for any purpose under the Plan.

7. Effective January 1, 2001, Quantitude, Inc. ("Quantitude") is an Employer under the Plan, but solely with respect to each of its Employees who (A) was designated by Galileo in October, 2000, as an employee who would participate in the formation of Quantitude and effective January 1, 2001, transferred employment from another Employer to Quantitude incident to the formation of Quantitude and (B) has, as of January 1, 2001, attained age 40 with at least five Years of Vesting Service (a "Covered Quantitude Employee"). Each Employee of Quantitude who is a Participant but who is not a Covered Quantitude Employee shall be a Limited Participant, and, with respect to each such non-participating Employee, Quantitude shall be considered an Affiliated Employer. Any Employee of Quantitude who is not a Covered Quantitude Employee shall not be eligible to participate in the Plan.

                                   APPENDIX B

                         GALILEO INTERNATIONAL EMPLOYEES

                                  PENSION PLAN

             (As Amended and Restated Effective January 1, 1997)

                                TABLE OF CONTENTS

                                                                            PAGE

  ARTICLE I INTRODUCTION.....................................................1
  Section 1.01 Amendment and Restatement.....................................1
  Section 1.02 History and Purpose...........................................1
  Section 1.03 Applicability.................................................1

  ARTICLE II DEFINITIONS AND CONSTRUCTION....................................2
  Section 2.01 Accrued Benefit...............................................2
  Section 2.02 Actuarial Equivalent..........................................2
  Section 2.03 Actuarial Equivalent Value....................................2
  Section 2.04 Affiliated Employer...........................................2
  Section 2.05 Annuity Starting Date.........................................3
  Section 2.06 Apollo Plan...................................................3
  Section 2.07 Applicable Interest Rate......................................3
  Section 2.08 Applicable Mortality Table....................................3
  Section 2.09 Authorized Leave of Absence...................................3
  Section 2.10 Beneficiary...................................................3
  Section 2.11 Benefit Service...............................................4
  Section 2.12 Code..........................................................4
  Section 2.13 Committee or Plan Administrator...............................4
  Section 2.14 Compensation..................................................4
  Section 2.15 Covia Reorganization..........................................5
  Section 2.16 Disability; Disabled..........................................6
  Section 2.17 Disability Retirement Date....................................6
  Section 2.18 Early Retirement Date.........................................6
  Section 2.19 Effective Date................................................6
  Section 2.20 Eligible Employee.............................................6
  Section 2.21 Employee......................................................7
  Section 2.22 Employer......................................................7
  Section 2.23 Employment Date...............................................7
  Section 2.24 Entry Date....................................................7
  Section 2.25 ERISA.........................................................7
  Section 2.26 Fiduciaries...................................................7
  Section 2.27 Final Average Compensation....................................7
  Section 2.28 Forfeiture....................................................8
  Section 2.29 Full-Time Employee............................................8
  Section 2.30 Galileo International.........................................8
  Section 2.31 Hour of Service...............................................8
  Section 2.32 Late Retirement Date..........................................8
  Section 2.33 Limited Participant...........................................8
  Section 2.34 Managers......................................................9
  Section 2.35 Months of Service.............................................9
  Section 2.36 Normal Retirement Age........................................10
  Section 2.37 Normal Retirement Date.......................................10
  Section 2.38 One Year Period of Severance.................................10
  Section 2.39 Participant..................................................10
  Section 2.40 Part-Time Employee...........................................10
  Section 2.41 Period of Severance..........................................10
  Section 2.42 Plan.........................................................11
  Section 2.43 Plan Year....................................................11
  Section 2.44 Pre-Retirement Survivor Benefit..............................11
  Section 2.45 Prior Plan...................................................11
  Section 2.46 Qualified Domestic Relations Order...........................11
  Section 2.47 Qualified Joint and Survivor Annuity.........................11
  Section 2.48 Reemployment Date............................................11
  Section 2.49 Retired Participant..........................................11
  Section 2.50 Severance from Service Date..................................12
  Section 2.51 Single Life Annuity..........................................12
  Section 2.52 Spousal Consent..............................................12
  Section 2.53 Spouse.......................................................12
  Section 2.54 Trust........................................................12
  Section 2.55 UA Covered Employment........................................12
  Section 2.56 UA Prior Plan................................................13
  Section 2.57 UA Prior Plan Benefits.......................................13
  Section 2.58 Vesting Service..............................................13
  Section 2.59 Year of Service..............................................13

  ARTICLE III ELIGIBILITY, PARTICIPATION AND SERVICE........................14
  Section 3.01 Eligibility..................................................14
  Section 3.02 Participation and Service Credits Upon Reemployment..........14
  Section 3.03 Participation Upon Reemployment After Retirement.............15
  Section 3.04 Limited Participation - Employment Transfers.................16
  Section 3.05 Participation in Prior Plans.................................16
  Section 3.06 Participation Not Affected by Qualified Military Service.....16
  Section 3.07 Participation Not a Contract of Employment...................17

  ARTICLE IV EMPLOYMENT WITH UNITED AIR LINES...............................17
  Section 4.01 Employment With United Airlines Credited for Participants in Prior Plan. 17

  ARTICLE V EMPLOYER CONTRIBUTIONS..........................................17
  Section 5.01 Employer Contributions.......................................17
  Section 5.02 Participant Contributions....................................18
  Section 5.03 Rollover, Transfer Contributions.............................18
  Section 5.04 Prior Plan Accrued Benefit...................................18
  Section 5.05 Apollo Plan Accrued Benefit..................................18
  Section 5.06 Return of Employer Contributions.............................18
  Section 5.07 Investment and Valuation of Trust Assets.....................19

  ARTICLE VI NORMAL RETIREMENT BENEFIT......................................19
  Section 6.01 Eligibility..................................................19
  Section 6.02 Normal Retirement Benefit....................................19
  Section 6.03 Commencement of Normal Retirement Benefits...................20
  Section 6.04 UA Prior Plan Benefits.......................................20

  ARTICLE VII EARLY RETIREMENT BENEFIT......................................20
  Section 7.01 Eligibility..................................................20
  Section 7.02 Early Retirement Benefit.....................................20
  Section 7.03 Commencement of Payments as of Early Retirement Date.........21
  Section 7.04 Commencement of Payments as of Normal Retirement Date........21
  Section 7.05 UA Prior Plan Benefits.......................................22

  ARTICLE VIII LATE RETIREMENT DATE.........................................22
  Section 8.01 Eligibility..................................................22
  Section 8.02 Late Retirement Benefit......................................22
  Section 8.03 Commencement of Payment of Late Retirement Benefit...........22
  Section 8.04 UA Prior Plan Benefits.......................................22

  ARTICLE IX DISABILITY RETIREMENT DATE.....................................22
  Section 9.01 Eligibility..................................................22
  Section 9.02 Disability Retirement Benefit................................23
  Section 9.03 Commencement of Payments of Disability Retirement Benefit....23
  Section 9.04 UA Prior Plan Benefits.......................................23

  ARTICLE X DEFERRED VESTED BENEFITS........................................23
  Section

  10.01...................................................Eligibility.24
  Section 10.02.......................................Deferred Vested
  Benefit.24

  Section 10.03............Commencement of Payment of Deferred Vested
  Benefit.24

  Section 10.04........................................UA Prior Plan
  Benefits.24

  Section 10.05.........Severance From Service Prior to Completing Five Years
               of Vesting Service...........................................24
  Section 10.06.....................Deferred Vested Benefits Under Prior
  Plan.24

  Section 10.07....................Deferred Vested Benefits Under Apollo
  Plan.25

  ARTICLE XI REEMPLOYMENT AFTER RETIREMENT..................................25
  Section 11.01.................................Participation Upon
  Retirement.25

  Section 11.02......................Suspension of Benefits Upon
  Reemployment.25

  ARTICLE XII PAYMENT OF RETIREMENT INCOME
  AND VESTED TERMINATION BENEFITS...........................................26
  Section 12.01......................................Application for
  Benefits.26

  Section 12.02...................Payment of Retirement Income in Normal
  Form.26

  Section 12.03........Election to Waive Qualified Joint and Survivor
  Annuity.27

  Section 12.04..........................Election of Optional Form of
  Payment.27

  Section 12.05.....................................Optional Forms of
  Payment.28

  Section 12.06.......................Revocation of Optional Forms of
  Payment.29

  Section 12.07................Payment of Deferred Vested Termination
  Benefit.29

  Section 12.08.................................................Small
  Amounts.29

  Section 12.09.........Payments to Minors and Other Persons under
  Disability.30

  Section 12.10.....................Benefits May Not Be Assigned or
  Alienated.30

  Section 12.11.............Commencement of Benefits, Required Beginning
  Date.31

  Section 12.12...Optional Direct Transfer of Eligible Rollover
  Distributions.31

  ARTICLE XIII PRE-RETIREMENT SURVIVOR BENEFIT..............................32
  Section

  13.01...................................................Eligibility.32
  Section 13.02...............................Pre-Retirement Survivor
  Benefit.33

  Section 13.03....................Payment of Pre-Retirement Survivor
  Benefit.33

  ARTICLE XIV DESIGNATION OF BENEFICIARY....................................33

  ARTICLE XV LIMITATION ON BENEFITS.........................................34
  Section 15.01..............................................Maximum
  Benefits.34

  Section 15.02........Maximum Benefits - Multiple Plans Covering

  Participant.35

  Section 15.03.............................................Early
  Termination.35

  ARTICLE XVI TOP HEAVY PROVISIONS..........................................37
  Section 16.01............................................Purpose and
  Effect.37

  Section 16.02................................................Top-Heavy
  Plan.37

  Section 16.03..................................................Key
  Employee.38

  Section 16.04...............................................Minimum
  Vesting.38

  Section 16.05...............................................Minimum
  Benefit.39

  Section 16.06....................................Required Aggregation
  Group.39

  Section 16.07....................Adjustment of Combined Benefit
  Limitations.39

  ARTICLE XVII COMMITTEE AND PLAN ADMINISTRATION............................39
  Section 17.01......................................Membership and
  Authority.39

  Section 17.02.......................................Delegation by
  Committee.40

  Section 17.03.................................................Uniform
  Rules.41

  Section 17.04......................Information to be Furnished to
  Committee.41

  Section 17.05....................................Committee's Decision
  Final.41

  Section 17.06................................Exercise of Committee's
  Duties.41

  Section 17.07.....................................Remuneration and
  Expenses.41

  Section 17.08....................Resignation or Removal of Committee
  Member.42

  Section 17.09....................Appointment of Successor Committee
  Members.42

  Section 17.10...........................................Records and
  Reports.42

  Section

  17.11...............................................Indemnification.42
  Section 17.12..............................................Claims
  Procedure.42

  ARTICLE XVIII AMENDMENT AND TERMINATION...................................43
  Section 18.01........................................Amendment;
  Termination.43

  Section 18.02.....Merger and Consolidation of Plan, Transfer of Plan
  Assets.44

  Section 18.03...........Distribution on Termination and Partial
  Termination.44

  Section 18.04......Notice of Amendment, Termination, or Partial
  Termination.44

  ARTICLE XIX MISCELLANEOUS PROVISIONS......................................44
  Section 19.01........................................Rights to Trust
  Assets.44

  Section 19.02.................................Nonforfeitability of
  Benefits.45

  Section 19.03.......................................Use of Electronic
  Media.45

  Section 19.04....................................................Word
  Usage.45

EXHIBIT 10.37



CH: 1105532.8


                              GALILEO INTERNATIONAL

                            FLEXTRACK CAFETERIA PLAN

           (As Amended and Restated Effective as of January 1, 2000)

CH: 1105532.8
                                TABLE OF CONTENTS

                                                                            Page

ARTICLE I.PURPOSE OF PLAN....................................................1
      1.1.  Purpose..........................................................1

ARTICLE II.DEFINITIONS.......................................................1

ARTICLE III.PARTICIPATION....................................................4
      3.1.  Enrollment.......................................................4
      3.2.  Reenrollment.....................................................5
      3.3.  Enrollment Form..................................................5
      3.4.  Change of Election...............................................5
      3.5.  Deemed Elections.................................................6
      3.6.  Termination of Participation.....................................7

ARTICLE IV.BENEFITS AND CONTRIBUTIONS........................................8
      4.1.  Benefit Options for Elective Contributions and Flex Dollars......8
      4.2.  After-Tax Benefit Options........................................8
      4.3.  Description of Reimbursement of Health Care Expenses.............8
      4.4.  Description of Benefits Other Than Cash..........................9
      4.5.  Source of Payments...............................................9
      4.6.  Flex Dollar Contributions........................................9
      4.7.  Elective Contributions...........................................9
      4.8.  Participant Accounts.............................................9
      4.9.  Forfeitures.....................................................10
      4.10. Component Plan Benefits Incorporated by Reference...............10
      4.11. Liability for Component Plan Benefits...........................10
      4.12. Coordination of Benefits........................................11

ARTICLE V.  PLAN FINANCING..................................................11
      5.1.  Funding Policy..................................................11
      5.2.  Employer Contributions..........................................11
      5.3.  Participant Contributions.......................................12
      5.4.  Order of Use of Contributions...................................12

ARTICLE VI.ADMINISTRATION, AMENDMENTS AND TERMINATION.......................12
      6.1.  Authority and Responsibility of the Company.....................12
      6.2.  EPAC Appointment and Duties.....................................12
      6.3.  Administrator Appointment and Removal...........................12
      6.4.  Structure.......................................................13
      6.5.  Administrator Actions...........................................13
      6.6.  Administrator Duties............................................13
      6.7.  Allocations and Delegations of Responsibility...................14
      6.8.  Claims Administrator's Powers and Duties with Respect to the
            Plan............................................................15
      6.9.  Administrator Bonding and Expenses..............................15
      6.10. Forms...........................................................15
      6.11. Examination of Documents........................................15
      6.12. Claims Procedure................................................15

ARTICLE VII.AMENDMENT AND TERMINATION.......................................16
      7.1.  Discontinuance of Contributions.................................16
      7.2.  Amendments and Termination......................................17
      7.3.  Surplus Assets After Plan Termination...........................17

ARTICLE VIII.GENERAL PROVISIONS.............................................17
      8.1.  Employment Rights...............................................17
      8.2.  Nonalienation of Benefits.......................................17
      8.3.  Plan Document...................................................17
      8.4.  Participation by Affiliated Employers...........................17
      8.5.  No Additional Rights............................................17
      8.6.  Representations.................................................18
      8.7.  Masculine and Feminine, Singular and Plural.....................18
      8.8.  Severability....................................................18
      8.9.  Governing Law...................................................18
      8.10. Facility of Payment.............................................18
      8.11. Correction of Errors............................................18
      8.12. Nondiscrimination Rules.........................................18
      8.13. Employer Successor..............................................18
      8.14. Indemnification.................................................19
      8.15. Subrogation and Repayment.......................................19
      8.16. Effect on Workers' Compensation.................................19

APPENDIX IADOPTING ENTITIES.................................................21

APPENDIX IICOMPONENT DOCUMENTS..............................................22

CH: 1105532.8

CH: 1105532.8

                              GALILEO INTERNATIONAL

                            FLEXTRACK CAFETERIA PLAN

           (As Amended and Restated Effective as of January 1, 2000)

      Galileo International LLC hereby amends and completely restates the Galileo International FlexTrack Cafeteria Plan effective as of January 1, 2000.

                                   ARTICLE I.

                                 PURPOSE OF PLAN

      I.1. Purpose. The purpose of this Plan is to give eligible employees the choice of reducing their cash compensation in order to receive certain health, dental, vision, long-term disability, short-term disability, life insurance, dependent care assistance, and prepaid legal service benefits. It is the intention of the Company that the Plan qualify as a "cafeteria plan" within the meaning of Section 125 of the Code and as a "self-insured medical reimbursement plan" under Section 105(h) of the Code.

                                   ARTICLE II.

                                   DEFINITIONS

      As used herein, the following words and phrases will have the following meanings respectively, unless the context otherwise requires:

      II.1. "Administrator" means the Company or any other individuals, committees or entities that may be appointed from time to time by the Company to administer the Plan.

      II.2. "After-tax Contribution" means the amount that a Covered Person elects to contribute to the Plan on an after-tax basis

      II.3. "Benefit" means (a) "Component Plan Benefits" including the welfare benefits described in and payable in accordance with a Component Document under the Plan, and (b) (i) cash, (ii) pre-tax coverage under the Medical Plan and Dental Plan, and (iii) reimbursement of Dependent Care Expenses under the Dependent Care Plan and/or reimbursement of Health Care Expenses under the Plan.

CH: 1105532.8
      II.4. "Change in Family Status" means (a) a change related to the exercise of a "special enrollment right" under the Health Insurance Portability and Accountability Act of 1996; (b) an event that changes a Participant's marital status (including marriage, death of a spouse, divorce, legal separation or annulment); (c) an event that changes the number of a Participant's dependents (as defined in Code Section 152 and, for purposes of the Dependent Care Plan, a qualifying individual, as defined in Code Section 21(b)(1) with respect to the Participant) (including birth, adoption, placement for adoption or death); (d) a termination or commencement of employment of the Participant, spouse or a dependent; (e) a reduction or increase in hours of employment by the Covered Person (including a switch between part-time and full-time, a strike or lockout or commencement or return from an unpaid leave of absence); (f) an event that causes a Participant's dependent to satisfy or cease to satisfy the requirements for coverage under an accident or health plan; (g) a change in the place of residence or work of the Covered Person;(h) a change required in order to implement the terms of any judgment, decree or order resulting from a divorce, legal separation, annulment or change in legal custody (including a qualified medical child support order); (i) the eligibility or loss of eligibility of a Covered Person for Medicare or Medicaid benefits; or (j) any other event that will permit a change in a Participant's election under the Plan consistent with the regulations, rulings or other guidance issued by the Internal Revenue Service under Code Section 125, as determined by the Administrator.

      II.5. "Claims Administrator" means the entity or entities designated by the Administrator from time to time to process claims under the Medical and Dental Plans.

      II.6. "Code" means the Internal Revenue Code of 1986, as amended.

      II.7. "Company" means Galileo International LLC and any of its successors (unless such successors elect not to adopt the Plan).

      II.8. "Component Document" means (a) a written document identified in any of the Appendices and incorporated herein by reference, including, without limitation, any insurance, administrative services only, claims service only, third party administration, preferred provider, and health maintenance organization ("HMO") contracts, or (b) any other written document adopted or approved by the Employer from time to time for the purpose of providing Component Plan Benefits to Covered Persons, including without limitation the Component Documents listed in Appendix II.

      II.9. "Covered Person" means any Participant or Dependent or other person who is eligible for coverage under the Plan.

      II.10. "Dental Plan" means a Component Document providing for dental benefits.

      II.11. "Dependent" means a Participant's dependent who is eligible for coverage as a dependent under any Component Document under the Plan, except that, unless otherwise specified in a Component Document, a Dependent means (a) a Participant's spouse, as determined under applicable state law and as evidenced in such manner as the Administrator may require in its discretion, (b) any unmarried child of a Participant who is disabled (regardless of age), or under age 19 and dependent entirely on the Participant for support, or under age 23 and a full-time student at an approved school (as determined by the Administrator) and dependent entirely on the Participant for support, and the term "child" shall include any legally adopted (or child with respect to whom an adoption by the participant is pending) who resides in the Participant's household, any step-child (including children of an eligible Domestic Partner) who resides in the Participant's household, any child with respect to whom the Participant is legal guardian and legally responsible for providing medical coverage, or any child for which a divorce decree or other court order (excluding a temporary custody order) requires the Employee to maintain health coverage on behalf of that child, and (c) solely with respect to the Medical Plan, a Domestic Partner. Notwithstanding the foregoing, for the purposes of the Health Care Spending Account, a "Dependent" shall be defined as in Section 152 of the Code.

      II.12.      "Dependent Care Expenses" has the meaning specified in
Section 2.1 of the Dependent Care Plan.

      II.13. "Dependent Care Plan" means the Galileo International LLC Dependent Care Plan, as amended from time to time.

      II.14. "Dependent Care Spending Account" means the account maintained by the Administrator in accordance with Section 4.7 for each Participant who has elected to receive reimbursement of Dependent Care Expenses.

      II.15. "Domestic Partner" means a person who, for a period of at least one year, (a) has resided in the Participant's household, and (b) has been financially interdependent with the Participant, as determined by the Administrator in its discretion and as evidenced in such manner as the Administrator may in its discretion require.

      II.16. "Elective Contributions" means the amount of cash compensation a Participant elects, pursuant to Sections 3.3 and 4.6, to forego on a pre-tax basis in exchange for Benefits under the Plan.

      II.17. "Eligible Employee" means any person who is classified by an Employer as a regular full-time or part-time common law employee of the Employer. A part-time employee for this purpose is an Employee who is scheduled by the Employer to work at least 20 hours per week. The term Eligible Employee does not include any (a) temporary employee, (b) seasonal employee, (c) nonresident alien, (d) employee covered by a collective bargaining agreement where pre-tax welfare plan benefits were not the subject of good faith bargaining, which does not provide for participation in the Plan, (e) "leased employee," or (f) person during the period that the person was treated by an Employer as an independent contractor for federal tax purposes, regardless of whether such person is subsequently reclassified as a common-law employee for such period.

      II.18. "Employer" means the Company and any other entity that, with the Company's approval, adopts the Plan. Such adopting Employers are listed on Appendix I attached hereto.

      II.19. "Employer Contributions" means Flex Dollars and any other payments made from time to time by an Employer, to an insurance company or to the Trust, or as otherwise provided by a Component Document or the Plan.

      II.20. "Flex Dollars" means the contribution made to the Plan by the Employer on behalf of a Participant each pay period for purposes of the Participant's election pursuant to Section 3.3. As of January 1, 2000, each of the Company and Quantitude, Inc. contribute Flex Dollars on behalf of the Participants which are its Employees.

      II.21. "Health Care Expenses" means health care expenses that are (a) deductible under Section 213 of the Code; (b) incurred by the Participant, his spouse and dependents (as defined in the Medical or Dental Plan) during the Plan Year in which contributions were credited to the Participant's Health Care Spending Account; (c) not incurred prior to the date the Participant's participation in the Plan commenced, or after the date his participation in the Plan ceased under Section 3.5; (d) not reimbursed by the Medical or Dental Plan or any other source; and (e) that are not premium payments for coverage under any other health coverage.

      II.22. "Health Care Spending Account" means the account maintained by the Administrator in accordance with Sections 4.2 and 4.7 for each Participant who has elected to receive reimbursement of Health Care Expenses.

      II.23. "Life Insurance Plan" means a Component Document providing for life insurance benefits, including basic life insurance, optional life insurance and dependent life insurance.

      II.24. "Long-Term Disability Plan" means a Component Document providing for long-term disability benefits.

      II.25. "Medical Plan" means any Component Document providing for medical, hospitalization, vision and/or prescription drug benefits, including such benefits provided by any health maintenance organizations ("HMO") or similar organization.

      II.26. "Participant" means any Eligible Employee who has elected to participate in the Plan in accordance with Article III and whose participation has not terminated.

      II.27. "Participant Contributions" means Elective Contributions and After-tax Contributions.

      II.28. "Plan" means the Galileo International FlexTrack Cafeteria Plan, as amended from time to time.

      II.29.      "Plan Year" means the calendar year.

      II.30. "Short-Term Disability Plan" means a Component Document providing for short-term disability benefits.


                                  ARTICLE III.

                                  PARTICIPATION

      III.1.      Enrollment.  An Eligible Employee may elect to become a
                  ----------
Participant in the Plan by completing an enrollment form provided by the Administrator and returning it to the Administrator in accordance with the following procedures:

            (a) In order to participate in the Plan during a particular Plan Year, an Eligible Employee must complete an enrollment form and return it to the Administrator during the open enrollment period specified by the Administrator, which period will end prior to the first day of such Plan Year. A Participant's election of Benefits will be effective as of the first day of the Plan Year for which the election is made.

            (b) If a person becomes an Eligible Employee during a Plan Year, he may become a Participant in the Plan for the balance of the Plan Year effective as of the date that the Eligible Employee is actively employed by the Employer ("Employment Date"), by completing an enrollment form and returning it to the Administrator within 30 days of such Employment Date. An Eligible Employee who is not actively employed on such Employment Date shall become eligible to participate in the Plan on the date on which his active employment commences. An Eligible Employee's authorization of Participant Contributions and Flex Dollars to the Plan will be effective as of the first day of the pay period commencing at least [10] days after the date of enrollment.

            (c) Notwithstanding any provision of the Plan to the contrary, any employee or former employee of an Employer who makes After-tax Contributions with respect to coverage under any Medical or Dental Plan shall be deemed to be a Participant in the Plan solely for purposes of making such contributions and receiving coverage under such Medical or Dental Plan. In addition, such After-tax Contributions shall be deemed to be contributed to the Plan before such contributions are contributed to the Medical or Dental Plan.

            (d) Notwithstanding anything to the contrary contained in this Plan, an Eligible Employee or Dependent will not be eligible to participate in this Plan for the purpose of receiving a particular Benefit prior to the date on which he has satisfied the eligibility and participation requirements of the particular Component Document under which such Benefit is provided.

      III.2.      Reenrollment.  Notwithstanding any provision of the
                  ------------
Plan, lifetime maximum amounts, deductibles, out-of-pocket amounts and other similar limitations and costs shall be cumulative with respect to any Covered Person who reenrolls in the Plan.

      III.3. Enrollment Form. On the enrollment form, the Eligible Employee will designate the type and amount of Benefit(s) such Employee desires to receive for the Plan Year and the dollar amount of his Participant Contributions and Flex Dollars to be allocated to each such item. For purposes of the preceding sentence, a Participant's designation of Elective Contributions to be made to his Dependent Care Spending Account and Health Care Spending Account must be at least $20 per calendar month.

            (a) If the amount of an Eligible Employee's Flex Dollars for the PlanYear exceeds the cost of the Medical Plan or Dental Plan Benefits designated, the Eligible Employee will designate the amounts that he desires to allocate to his Health Care Spending Account (if any) and his Dependent Care Spending Account (if any) and shall receive any remainder in cash.

            (b) If the amount of an Eligible Employee's Flex Dollars for the Plan Year is smaller than the cost of the Medical Plan or Dental Plan Benefits he has designated, and the amounts that he desires to allocate to his Health Care Spending Account and his Dependent Care Spending Account, he will elect to reduce his compensation by an amount equal to the difference between his Flex Dollars and the sum of (i) his allocation to his Health Care Spending Account and Dependent Care Spending Account and
      (ii) the cost of the Medical Plan and Dental Plan Benefits he has designated.

      III.4.      Change of Election.
                  ------------------

            (a) During open enrollment, a Participant may change his election for the next Plan Year by completing a new enrollment form and returning it to the Administrator prior to the beginning of such Plan Year;
      provided, however, such change is permitted under the terms of the Component Documents and the Participant has satisfied any requirements under such Documents. A Participant's change in election will be effective in accordance with rules established by the Administrator, but in no even later than as of the first day of the Plan Year for which the election was made. Once the Plan Year has commenced, the election is irrevocable and the Participant will not be permitted to make any change in his election for that Plan Year, except as permitted under Subsections (b) and (c) of this Section.

            (b) Once a given Plan Year has commenced, a Participant may change his election of Benefits and authorization of Participant Contributions and Flex Dollars if (i) the change is on account of and consistent with a Change in Family Status; (ii) the change is permitted under the terms of the particular Component Document to which the change applies; and (iii) the Participant reports the event to the Administrator, the Employer or the Employee Benefits Department within 30 days after the occurrence of the event. If a Participant makes the Change in Family Status notification within such 30 days, his change in Benefits shall be effective as of the date of the Change in Family Status and his change in Participant Contributions will be effective as of the first day of the pay period commencing at least [10] days following such notification.

            (c) Once a given Plan Year has commenced, to the extent permitted by the Administrator, a Participant may change his election of Benefits and authorization of Participant Contributions and Flex Dollars if: (i) the Covered Person subject to the Participant's election becomes eligible for continuation coverage under the Medical Plan (but only to increase the amount of his Participant Contributions and/or Flex Dollars in order to pay for the continuation coverage); (ii) the election change is on account of and corresponds with a Change in Family Status that affects Dependent Care Expenses (including employment-related expenses as defined in Code
      Section 21(b)(2)); (iii) the cost of the Medical Plan, Dental Plan or Dependent Care Plan significantly increases (excluding, with respect to the Dependent Care Plan, cost changes imposed by a dependent care provider who is a relative of the Participant); (iv) coverage under the Medical Plan, Dental Plan or Dependent Care Plan is significantly curtailed or ceases; (v) the Medical Plan, Dental Plan or Dependent Care Plan adds a new benefit package option or other coverage option (or eliminates an existing benefits package option or other coverage option); or (vi) a change is made under the plan of the Dependent's employer if the cafeteria plan or qualified benefits plan of the Dependent's employer permits participants to make an election change that would be permitted under the applicable Treasury Regulations or the Plan permits the Participant to make an election for a period of coverage that is different from the period of coverage under the cafeteria plan or qualified benefits plan of the Dependent's employer.

      III.5. Deemed Elections. If any Participant fails to submit a completed enrollment form during an open enrollment period, or a new Eligible Employee fails to return an enrollment form in accordance with the provisions of Section 3.1(b), he will be deemed to have elected to pay his premiums (if any) under any Medical Plan and/or Dental Plan on a pre-tax basis with Elective Contributions, as reduced (but to not less than zero) by available Flex Dollars, and to have elected no reimbursement of Dependent Care Expenses or Health Care Expenses. Any Participant who is covered by a Medical Plan or a Dental Plan will be deemed to have elected to pay premiums thereunder on a pre-tax basis, and any Participant who specifically declines such payment on a pre-tax basis shall be deemed to have declined coverage under the Medical Plan and Dental Plan and to have elected to receive the balance of his Flex Dollars in cash.

      III.6.      Termination of Participation.
                  ----------------------------

            (a) Termination of Participation. Participation in this Plan shall terminate as provided in Section 7.2 or any applicable Component Document, but in any event with respect to any Benefit when a Participant fails to make any required contributions relating to such Benefit under the Plan, is no longer eligible for any Benefit provided under the Plan as provided in the applicable Component Document, is no longer an Eligible Employee or Dependent, as applicable, or upon the termination of the Plan.

            (b) Notwithstanding the provisions of (a) above (and except as provided in the following sentence), if there is any amount credited to a Participant's Health Care Spending Account at the time of his termination of participation before the end of a Plan Year, the Participant may receive reimbursement only for Health Care Expenses incurred prior to such termination. However, a Participant who terminates participation during a Plan Year and who has elected to receive the reimbursement of Health Care Expenses for such Plan Year may elect to continue to participate in the Plan for the remainder of such Plan Year solely for purposes of receiving reimbursement for Health Care Expenses incurred after his termination of participation provided he continues to pay, on an after-tax basis, the amount he had elected to contribute to his Health Care Spending Account for the Plan Year. Such after-tax premiums are due no less frequently than monthly, in accordance with rules and procedures established by the Administrator.

            (c) If, for any Plan Year, a Participant makes an election under the Health Care Spending Account but ceases to participate in the Plan during an unpaid leave of absence pursuant to the Employer's leave of absence policies, or any leave of absence pursuant to the Family and Medical Leave Act of 1993, the Participant may elect to participate with respect to his Health Care Spending Account for the remainder of such Plan Year following the Participant's return to employment after such leave, provided that, in the absence of a Change in Family Status, such Participant's coverage under the Health Care Spending Account for the remainder of such Plan Year shall equal the Participant's initial election thereunder for such Plan Year, prorated for the period during the leave (if any) for which no premiums were paid, and reduced by prior reimbursements.

            (d) Notwithstanding the provisions of (a) above, if there is any amount credited to a Participant's Dependent Care Spending Account at the time of his termination of participation before the end of a Plan Year, the Participant shall (in accordance with the terms of the Dependent Care
      Plan) be deemed to continue to participate in the Plan for the remainder of the Plan Year and shall be entitled to receive reimbursement, up to the amount of his Dependent Care Spending Account balance, for Dependent Care Expenses incurred during the Plan Year in which his participation terminates, provided that a Participant who returns to work from a leave of absence as an Eligible Employee as a result of a Change in Family Status shall be permitted to make a new election for such Plan Year upon his return.

                                   ARTICLE IV.

                           BENEFITS AND CONTRIBUTIONS

      IV.1. Benefit Options for Elective Contributions and Flex Dollars. Each Participant may designate on his enrollment form which of the following Benefits he wishes to receive for the Plan Year and the dollar amount of his Elective Contributions and Flex Dollars, if any, to be allocated to each such item:

            (a)   cost of coverage under the Medical Plan;

            (b)   cost of coverage under the Dental Plan;

            (c) reimbursement of Dependent Care Expenses in accordance with the terms of the Dependent Care Plan;

            (d)   reimbursement of Health Care Expenses as described in
                  Section 4.3;

            (e) cost of coverage under the accidental death and disability coverage;

            (f)   cost of vision coverage; and

            (f) cash, in an amount determined yearly by the Company, which will be received in the form of increases in his compensation.

      IV.2. After-Tax Benefit Options. Each Participant may designate on such enrollment form as the Plan Administrator may designate which of the following Benefits he wishes to receive for the Plan Year and the dollar amount of his After-tax Contributions, if any, to be allocated to each such item:

            (a)   cost of coverage under the Long-Term Disability Plan;

            (b)   cost of coverage for any Domestic Partner;

            (c)   cost of coverage for any optional life insurance;

            (d)   cost of prepaid legal services as provided for under the
                       applicable Component Document; and

            (e) cash, in an amount determined yearly by the Company, which will be received in the form of increases in his compensation.

      IV.3. Non-Elective Contributions.  Each Participant shall be covered
            --------------------------
without any Participant Contributions for basic life insurance under the Life Insurance Plan and under the Short-Term Disability Plan.

      IV.4. Description of Reimbursement of Health Care Expenses.
            ----------------------------------------------------

            (a) Pursuant to the election procedure described in Sections 3.1 and 3.3, each Eligible Employee may elect to reduce his compensation by a maximum of $5,000 per Plan Year (the "Maximum Amount") and to have such amounts contributed to the Participant's Health Care Spending Account under the Plan.

            (b) The Administrator shall establish rules and procedures regarding the frequency of reimbursements of Health Care Expenses and the proof that must be submitted by Participants in order to obtain such reimbursements. The entire amount of Participant Contributions, Flex Dollars and Forfeitures the Participant has elected to allocate to his Health Care Spending Account for a Plan Year (less the amount of Health Care Expenses previously reimbursed for the Plan Year) shall be available at all times during the Plan Year for the reimbursement of Health Care Expenses.

      IV.5. Description of Benefits Other Than Cash. A Participant's eligibility to receive Component Plan Benefits, together with the terms and conditions of such Benefits, are as set forth from time to time in such plans and policies, which are hereby incorporated herein by reference. The termination of an optional Benefit described in Section 4.1 or 4.2 will terminate a Participant's right to receive such a Benefit under this Plan.

      IV.6. Source of Payments. All of the amounts payable under the Plan will be paid by an Employer from its general assets with the Participant Contributions, Flex Dollars and Forfeitures, if any, credited to the Dependent Care and Health Care Spending Accounts established by the Administrator on its records for the Participants who elect these Benefits under the Plan for a Plan Year. No interest or earnings will be credited to the Dependent Care and Health Care Spending Accounts. Nothing herein shall be construed to require an Employer to maintain any fund or segregate any amount for the benefit of any Participant and no Participant or other person shall have any claim against, right to, or security or other interest in, any fund, account or asset of the Employers from which any payment under the Plan may be made.

      IV.7. Flex Dollar Contributions.
            -------------------------

            (a) Subject to the right of the Company to amend or terminate the Plan, an Employer will contribute to the Plan on behalf of each Participant who is an Eligible Employee of that Employer a dollar amount to be determined by the Administrator prior to the commencement of a Plan Year to be the Flex Dollars for each Participant for such Plan Year.

            (b) Each pay period during the Plan Year, the Administrator will apply a prorata share of the Flex Dollars to the cost of providing the Participant with the Benefits he elected to receive.

      IV.8. Elective Contributions. As provided in Sections 3.1 and 3.3, each Participant may elect to have a dollar amount contributed by his Employer to the Plan on his behalf, and to have his compensation reduced each month by a proportionate share of the amount of such Elective Contributions. Elective Contributions shall be deducted from a Participant's compensation either once during the month or each pay period as determined by the Administrator in a nondiscriminatory manner. The Administrator will apply the amounts contributed to the Plan to the cost of providing the Participant with the Benefits he elected to receive.

      IV.9.  Participant  Accounts.  The Administrator will maintain a Dependent
Care Spending Account for each Participant who has elected to receive reimbursement of Dependent Care Expenses and a Health Care Spending Account for each Participant who has elected to receive reimbursement of Health Care Expenses. The Administrator will credit each such Account with Flex Dollars and the monthly Participant Contributions the Participant has elected to contribute for such Benefits and Forfeitures if any will be debited to each such Account in the amount of the Benefits paid to the Participant as reimbursement of Dependent Care Expenses and Health Care Expenses, respectively. Participants will be given a written statement of the unused balance of their Dependent Care and Health Care Spending Account, but not more frequently than twice each Plan Year.

      IV.10.      Forfeitures.
                  -----------

             (a) Any amounts credited to the Participants' Dependent Care Spending Accounts and/or Health Care Spending Accounts which remain unused by the Participants at the close of the Plan Year will be forfeited; provided, however, that amounts contributed during a Plan Year may be used to pay claims for reimbursement of Dependent Care Expenses and/or Health Care Expenses incurred during such Plan Year that are received by the Administrator by March 31 of the succeeding Plan Year. Forfeitures from the Participants' Health Care Spending Accounts will be used first to reimburse the Plan for any losses incurred by the Plan during such Plan Year. Any remaining Forfeitures will be used to pay the administrative expenses of this Plan and the Component Plan Benefits.

            (b) Any Benefit payable to a Covered Person which cannot be distributed (a) because of the Administrator's inability, after a reasonable search, to locate such Covered Person within a period of two years after such Benefit becomes payable, or (b) because any check issued to pay such Benefit shall not have been presented to the Company's financial institution for payment within two years of issuance, shall become a forfeiture at the end of the Plan Year in which such two-year period ends, unless otherwise specifically provided in the Component Document.

      IV.11. Component Plan Benefits Incorporated by Reference. Each Participant may elect to receive Benefit coverage under the Plan pursuant to the terms, conditions and limitations of Component Plan Benefits which are contained in the applicable Component Documents referenced in the Appendices and which are incorporated herein in full, as amended from time to time. The insurer, claims administrator, contract number, HMO or funding method of providing certain Component Plan Benefits may change from time to time and shall be reflected in the applicable Component Documents.

      IV.12. Liability for Component Plan Benefits. All Component Plan Benefits shall be paid solely as provided for as set forth in the Component Documents. No Employer shall be liable in any manner to pay any Benefits hereunder, except as each such Employer shall expressly agree in writing to provide and only for the period specifically indicated in the relevant Component Document. Benefits shall be paid directly to the Participant with respect to whom or to whose Dependent the services, charges or expenses (except as provided in Section 9.8) were incurred or the claim arose, or directly to the party who provided such services, charges or expenses, as elected in writing by the Participant (if permitted under the relevant Component Document). Benefits under the Plan will be paid only if the Administrator decides in its discretion that the Covered Person is entitled to them.

      IV.13. Continuation of Benefits. If a Covered Person has a Qualifying Event (as defined in ERISA Section 603), such Covered Person may elect to remain covered under the Medical Plan in accordance with the provisions of ERISA
Section 601 et seq. ("COBRA"), the Component Document and such procedures as the Plan Administrator may establish. Any Covered Person who is not receiving cash compensation from an Employer shall pay for such COBRA continuation coverage with After-tax Contributions.

      IV.14.      Coordination of Benefits.
                  ------------------------

            (a)   "Other Plan" means:

                  (1)...Any group, franchise, hospital or medical service, insurance policy or plan or other arrangement (whether pre-paid or not) providing the same or similar types of benefits as are provided under the Plan arranged through any employer, trustee, union, employee benefit association or other association;

                  (2)...Any governmental program or any program of benefits required by statute providing the same or similar types of benefits as are provided under the Plan; and

                  (3)...Any arrangement providing the same or similar types of benefits as are provided under Title XVIII of the Social Security Act as amended (Medicare).

            (b) The coordination of Component Plan Benefits with benefits under Other Plans in order to avoid the payment of multiple benefits shall be as provided in the applicable Component Documents. If not otherwise provided in a Component Document, any amount to which a Covered Person is entitled with respect to health, sickness or disability Benefits under this Plan shall be reduced by the amount payable or deemed to be payable under such Other Plan. Benefits under Medicare Part A and Part B shall be deemed to be payable with respect to any Covered Person eligible for such benefits, commencing as of the first date of such eligibility, without regard to whether such Covered Person has applied for such coverage. Notwithstanding this Section 4.12, the rights of each Covered Person are subrogated as provided in Section 8.15.

                                   ARTICLE V.

                                 PLAN FINANCING

      V.1. Funding Policy. The Company shall establish and direct the implementation of a funding policy and method for the Plan which shall be consistent with the objectives of the Plan and which may include a policy of not funding any or all Benefits. Subject to and in accordance with the funding policy, the Administrator may enter into insurance contracts (which may be issued to the Plan or the Company), establish general ledger accounts, establish a Trust, or utilize any other available funding medium to provide for the payment of benefits hereunder. The Administrator may, in its discretion, rely upon the advice of an actuary or firm of actuaries in establishing and carrying out a funding policy and method.

      V.2. Employer Contributions. For each Plan Year, each Employer shall make Employer Contributions directly to each insurance company, HMO or other healthcare provider, as applicable, or to any Trust or Employer general account to fund the Component Plan Benefits provided under the Plan for its Employees participating in the Plan, to the extent determined by the Company and not provided through Participant Contributions, in such amounts and at such times as the Company, in accordance with the funding policy and methods of the Plan, shall from time to time direct, including but not limited to contributions needed to pay current Benefits, and to pay expenses; provided that, except as otherwise specifically provided herein, the Employer shall have no liability to pay such Benefits or to assure the sufficiency of any insurance company to provide such Benefits.

      V.3. Participant Contributions. Each Participant shall, as directed by the Administrator, make Participant Contributions to each insurance company, HMO or other healthcare provider, as applicable, or to any Trust or Employer general account to fund the Component Plan Benefits provided by such Component Document in such amounts (if any) and at such times as the Administrator, in accordance with the funding policy and methods of the Plan, shall from time to time in a uniform and nondiscriminatory manner direct.

      V.4. Order of Use of Contributions. The entire amount of the Participant Contributions for each Benefit provided under a Component Document shall be used for payment of the Benefit, including without limitation, premiums charged by an insurance company, HMO or other healthcare provider for the applicable coverage, before the remaining portion of the premium for such coverage shall be paid by the Employer. In accordance therewith, any premium refunds or dividends with respect to such coverage shall be used to reduce the Employer's, and not the Participants', portion of the premium due.

                                   ARTICLE VI.

                ADMINISTRATION, AMENDMENTS AND TERMINATION

      VI.1. Authority and Responsibility of the Company. The Company shall have overall responsibility for the establishment, amendment and termination of any Benefit or of the Plan, which responsibility it shall in part discharge by the appointment and removal (with or without cause) of the ERISA Plans Administrative Committee ("EPAC") to whom is delegated the overall responsibility for the administration and operation of the Plan.

      VI.2. EPAC Appointment and Duties. The EPAC shall be appointed by the Managers of the Company. Such persons may be the Company's officers. All usual and reasonable expenses of the EPAC may be paid in whole or in part by the Employer in such proportion as shall be determined by the Company, and any expenses not paid by the Employer shall be paid by the Trustee out of the principal or income of the Trust Fund. Any members of the EPAC who are Employees shall not receive compensation with respect to their services for the EPAC. The EPAC shall have full power and authority to invest and reinvest the assets of the Plan and to perform the other duties specified herein.

      VI.3. Administrator Appointment and Removal. The Administrator shall be one or more persons appointed by the EPAC and in the absence of such appointment, the EPAC shall be the Administrator. Each person serving as the Administrator shall remain in office at the will of the Company, and the Company may from time to time remove any person serving as the Administrator with or without cause and shall appoint his successor. The Administrator shall have the general responsibility for the administration of the Plan and for carrying out its provisions. If any person serving as Administrator is an employee of the Employer, then upon termination of employment the person shall automatically be deemed to be removed as Administrator.

      VI.4. Structure. Subject to Section 6.3, any person may serve as Administrator. Each person, upon being appointed Administrator shall file an acceptance thereof in writing with the Company. Any person serving as Administrator may resign by delivering his written resignation to the Company, and such resignation shall become effective upon the date specified therein. In the event more than one person is serving as Administrator, the remaining persons serving as Administrator shall constitute the Administrator with full power to act until said vacancy is filled.

      VI.5. Administrator Actions. If one person is serving as Administrator, no formal action shall be required for the Administrator to act. If more than one person is serving as Administrator: (a) the actions of the Administrator shall be determined by the vote or other affirmative expression of a majority of the persons serving as Administrator, with the chairman or acting chairman of the persons serving as Administrator having a vote; (b) action may be taken by the persons serving as Administrator at a meeting or in writing without a meeting;
(c) the Company shall choose a chairman who shall be a person serving as Administrator, and a secretary who may (but need not) be a person serving as Administrator; and (d) either the chairman or the secretary may execute any certificate or other written direction on behalf of the Administrator. The Administrator shall have custody of all records and documents pertaining to the Administrator's operations.

      VI.6. Administrator Duties.  The Administrator shall enforce the
            --------------------
Plan in accordance with the terms of the Plan and shall have all powers and discretion necessary to accomplish that purpose, including, without limitation, the following:

            (a) To appoint, suitably compensate, and remove one or more Claims Administrators to act (or refrain from acting) as such with respect to any Benefit (including any such appointment made by entering into an administrative services only contract with a service provider), except to the extent a Claims Administrator is designated in a Component Document, provided that, in the event the Administrator does not appoint a Claims Administrator and except as otherwise provided in a Component Document, the Administrator shall be the Claims Administrator;

            (b) To issue rules and regulations necessary for the proper conduct and administration of the Plan and to change, alter, or amend such rules and regulations as it deems necessary from time to time;

            (c) To construe and interpret the Plan and to resolve ambiguities in the language thereof and to supply any omissions therein;

            (d) To determine all questions arising in the administration of the Plan, including, without limitation, those relating to coverage and participation under the Plan and the rights of a Covered Person to the extent the determination of such questions is not the responsibility of the Claims Administrator or otherwise determinable pursuant to the Component Documents, and the Administrator's decisions on any such question shall be final and binding upon all persons hereunder;

            (e) To authorize all disbursements in accordance with the provisions of the Plan or any Component Document;

            (f) To employ and suitably  compensate  clerical  employees and such accountants, actuaries, attorneys (who may but need not be the accountants, actuaries or attorneys of the Company) and other persons to render advice as it may deem necessary to the performance of its duties;

            (g) To communicate the Plan and its eligibility requirements to the Covered Persons and notify Covered Persons when they become eligible to participate;

            (h) If the Company determines to insure a Component Plan Benefit, to acquire with respect to such Benefit, in its discretion, insurance or similar contracts issued by an insurance company authorized to do business in any state of the United States which provide Component Plan Benefits of the type specified under the Plan or which provide insurance protection with respect to such Component Plan Benefits;

            (i) Subject to the provisions of the Component Documents, to review and approve self-insured Benefit payments or to provide procedures and specify amounts of self-insured Benefit payments which may be reviewed and approved by the Claims Administrator, and to authorize the Claims Administrator to draw drafts for the payment of self-insured Component Plan Benefits;

            (j) To receive from or on behalf of any Employer, Covered Person, or Claims Administrator such records and information as shall be necessary for the proper performance of its duties under Plan;

            (k) To prepare and file or have prepared and filed with the United States Department of Labor, the United States Department of Treasury and/or other governmental agency all reports or other information required under federal, state or local law; and to furnish such reports or other information to such Covered Person as required by federal or state statute or regulation, within the time prescribed for furnishing such documents; and

            (l) To establish and maintain procedures for processing claims for Benefits and for reviewing the denial of such claims.

      VI.7. Allocations and Delegations of Responsibility. The Company, the EPAC and the Administrator, respectively, shall have the authority to delegate, from time to time, all or any part of its responsibilities under the Plan to such person or persons as it may deem advisable (and may authorize such persons, upon receiving written consent of the Company, the EPAC or the Administrator, respectively, to delegate such responsibilities to such other person or persons as the Company, the EPAC or the Administrator, respectively, shall authorize) and to revoke any such delegation or responsibility. Any action of the delegate in the exercise of such delegated responsibilities shall have the same force and effect for all purposes hereunder as if such action had been taken by the Company, the EPAC or the Administrator, respectively. Neither any Employer nor the Company nor the Administrator shall be liable for any acts or omissions of any such delegate. The delegate shall periodically report to the Company, the EPAC or the Administrator, as applicable, concerning the discharge of the delegated responsibilities.

      VI.8. Claims Administrator's Powers and Duties with Respect to the Plan. The Claims Administrator shall have such powers as may be necessary to discharge its duties hereunder subject, where applicable, to the provisions of the Component Documents under which the Claims Administrator was appointed, and subject to such restrictions as the Administrator may from time to time specify, including without limitation, the following:

            (a) To determine the amount, manner and payment of Benefits in accordance with the Component Documents;

            (b) To receive from or on behalf of any Employer, Covered Person, or the Administrator, such records and information as shall be necessary for the proper performance of his duties under the Plan;

            (c) To prepare and maintain such records and information as are necessary for the proper and expeditious payment of Benefits;

            (d) To provide the Administrator with any and all reports, documents and information which may be needed by the Administrator in order for it to prepare and file or have prepared and filed with the United States Department of Labor, the United States Department of Treasury and/or other governmental agency all reports or other information required under federal, state or other law;

            (e) To provide the Administrator or its delegate with any other documents or records which the Administrator or its delegate may request from time to time so as to allow it to evaluate claims and losses under the Plan; and

            (f) To establish and maintain procedures for handling and paying claims and, if so directed by the Administrator, to establish procedures for reviewing denials of claims consistent with Section 6.12 and the Component Documents.

      VI.9. Administrator Bonding and Expenses.  The Administrator shall
            ----------------------------------
serve without bond (except as otherwise required by federal law) and without compensation for services as such; but all expenses of the Administrator shall be paid by the Employers.

      VI.10.      Forms.  All forms and other communications from any
                  -----
Covered Person or other person to the Administrator required or permitted under the Plan shall be in the form prescribed from time to time by the Administrator, shall be mailed by first class mail or delivered to the location specified by the Administrator, and shall be deemed to have been given and delivered only upon actual receipt thereof by the Administrator (or its delegate).

      VI.11. Examination of Documents. The Administrator shall make available to each Covered Person this Plan document, including the Appendices and Component Documents, for examination at reasonable times during normal business hours. In the event a Covered Person requests copies of documents, the Administrator may charge a reasonable amount to cover the cost of furnishing such documents in accordance with ERISA.

      VI.12. Claims Procedure. A Covered Person shall apply for Benefits in writing on a form provided by the Administrator. A claim for Benefits must be submitted within the time period specified in the applicable Component Documents. Claims shall be evaluated by the Claims Administrator and shall be approved or denied in accordance with the terms of the Plan including the Component Documents. For those benefits subject to ERISA, the following claims procedures shall apply:

            (a) Any time a claim for Benefits is wholly or partially denied, the Covered Person (hereinafter "Claimant") shall be given written notice of such action within ninety (90) days after the claim is filed, unless special circumstances require an extension of time for processing. If there is an extension, the Claimant shall be notified of the extension and the reason for the extension within the initial ninety (90) day period. The extension shall not exceed 180 days after the claim is filed. Such notice will indicate the reason for denial, the pertinent provisions of the Plan on which the denial is based, an explanation of the claims appeal procedure set forth herein, and a description of any additional material or information necessary to perfect the claim and an explanation of why such material or information is necessary.

            (b) Any Claimant whose claim for Benefits is denied by the Claims Administrator, or is otherwise adversely affected by action of the Claims Administrator, shall have the right to request review by the Administrator (or such other person as the Administrator shall designate in writing). Such request must be in writing, and must be made within sixty (60) days after such person is advised of the Claims Administrator's action. If written request for review is not made within such sixty (60) day period, the Claimant shall forfeit his or her right to review. The Claimant or a duly authorized representative of the Claimant may review all pertinent documents and submit issues and comments in writing.

            (c) The Administrator (or such other person as the Administrator shall designate in writing) shall then review the denial of the claim. It shall issue a written decision reaffirming, modifying or setting aside such denial within sixty (60) days after receipt of the written request for review, or 120 days if special circumstances require an extension. The Claimant shall be notified in writing of any such extension within sixty
      (60) days following the request for review. A copy of the decision shall be furnished to the Claimant. The decision shall set forth its reasons and the pertinent Plan provisions on which it is based. The decision shall be final and binding upon the Claimant and the Administrator and all other persons involved.

                                  ARTICLE VII.

                            AMENDMENT AND TERMINATION

      VII.1. Discontinuance of Contributions. It is the expectation of each Employer that it will continue the Plan and the payment of contributions hereunder indefinitely, but the continuation of the Plan and the payment of Employer Contributions hereunder is not assumed as a contractual obligation of any Employer; and the right is reserved by each Employer at any time to reduce, suspend or discontinue its contributions hereunder, subject to such terms and conditions as the Company may impose.

      VII.2.      Amendments and Termination.
                  --------------------------

            (a) The Company, by action of its Managers or by EPAC, may amend, modify, change, revise, discontinue or terminate the Plan or any Benefit or Component Document at any time (including without limitation the amount of any Employee Contribution, deductible, co-payment or other "out-of-pocket" cost to a Covered Person), provided that in no event shall any part of the Trust Fund be used for, or diverted to, any purpose other than the exclusive benefit of Participants and Dependents.

            (b) The Company's right to amend or terminate the Plan shall not be affected or limited in any way by an Eligible Employee's retirement or other termination of employment. Prior practices by the Company shall not diminish in any way the rights granted to the Company under this Section.

            (c) Any such amendment or termination shall be expressed in a written instrument executed by an officer of the Company or the EPAC, as applicable. Such an amendment or termination shall be effective as of the date designated in such instrument or, if no such effective date is so designated, on the date of the execution of such instrument.

      VII.3. Surplus Assets After Plan Termination. If a Benefit is terminated and surplus assets attributable to that Benefit remain after all liabilities regarding such Benefit have been paid, such surplus shall revert to the Employer to the extent permitted by applicable law, unless otherwise specified in the Component Documents for such Benefit, or any applicable Trust.

                                  ARTICLE VIII.

                               GENERAL PROVISIONS

      VIII.1.     Employment Rights.  The adoption and maintenance of the
                  -----------------
Plan will not be deemed to constitute a contract of continuing employment between an Employer and any Participant. Nothing herein contained will be construed to give any Participant the right to be retained in the employment of an Employer or to interfere with the right of an Employer to terminate the employment of any Participant at any time.

      VIII.2. Nonalienation of Benefits. Except as otherwise provided in the Plan, no right or benefit under the Plan will be subject to anticipation, alienation, sale, assignment, pledge, encumbrance or charge, and any attempt to anticipate, alienate, sell, assign, pledge, encumber or charge such right or benefit will be void.

      VIII.3.     Plan Document.  This Plan document, including the
                  -------------
attached Appendices and Component Documents incorporated herein by reference, sets forth the provisions of the Plan.

      VIII.4.     Participation by Affiliated Employers.  The Company may
                  -------------------------------------
permit any of its subsidiaries or affiliates to participate in one or more Benefits under the Plan.

      VIII.5. No Additional Rights. No person shall have any rights under the Plan, except as, and only to the extent, expressly provided for in the Plan. Neither the establishment or amendment of the Plan or the creation of any fund or account, or the payment of Benefits, nor any action of the Employer or the Administrator shall be held or construed to confer upon any person any right to be continued as an employee, or, upon dismissal, any right or interest in any account or fund other than as herein provided. The Employer expressly reserves the right to discharge any Employee at any time.

      VIII.6.     Representations.  The Employer does not represent or
                  ---------------
guarantee  that any  particular  federal  or  state  income,  payroll,  personal
property,   Social  Security  or  other  tax   consequences   will  result  from
participation in this Plan.

      VIII.7.     Masculine and Feminine, Singular and Plural.  Whenever
                  -------------------------------------------
used herein, a pronoun shall include the opposite gender and the singular shall include the plural, and the plural shall include the singular, whenever the context shall plainly so require.

      VIII.8.     Severability.  If any provision of this Plan is held
                  ------------
illegal or invalid for any reason, such determination shall not affect the remaining provisions of this Plan which shall be construed as if the illegal or invalid provision had never been included.

      VIII.9.     Governing Law.  This Plan shall be construed in
                  -------------
accordance with applicable federal law, and to the extent not preempted by applicable federal laws, the laws of the State of Illinois, including its statutes of limitation but without regard to its laws respecting choice of law.

      VIII.10. Facility of Payment. In the event any Benefit under this Plan shall be payable to a person who is under legal disability or is in any way incapacitated so as to be unable to manage his or her financial affairs, the Administrator may direct payment of such Benefit to a duly appointed guardian, committee or other legal representative of such person, or in the absence of a guardian or legal representative, to a custodian for such person under a Uniform Gifts to Minors Act or to any relative of such person by blood or marriage, for such person's benefit. Any payment made in good faith pursuant to this provision shall fully discharge the Employer and the Plan of any liability to the extent of such payment.

      VIII.11.    Correction of Errors.  In the event an incorrect amount
                  --------------------
is paid to or on behalf of a Covered Person any remaining payments may be adjusted to correct the error. The Administrator may take such other action it deems necessary and equitable to correct any such error.

      VIII.12. Nondiscrimination Rules. The Plan shall comply with all applicable nondiscrimination rules under the Code and ERISA. Should the Plan be subject to nondiscrimination testing under the Code or any other applicable law, the Administrator may make any decisions or elections, whether voluntary or required by law, necessary to facilitate such testing. Any elections required to be in writing shall be stated from time to time in Appendices to the Plan. If, in the judgment of the Administrator, the Plan may fail to meet any requirement of Sections 105(h) and 125 of the Code, the Administrator will take such action as it deems appropriate to assure compliance with such requirements. The action taken by the Administrator may include, without limitation, a modification of the elections of certain Participants who are defined as "key employees" or "highly compensated participants" under Section 125 of the Code or as "highly compensated individuals" (as defined in Section 105(h) of the Code). Such action may be taken by the Administrator without the consent of such Participants.

      VIII.13.    Employer Successor.  Any successor entity to an
                  ------------------
Employer, by merger, consolidation, purchase or otherwise, shall be substituted hereunder for such Employer.

      VIII.14. Indemnification. Each Employer shall indemnify and hold harmless the Company, the EPAC, the Administrator, and to the extent not otherwise provided, each officer and employee of any Employer to whom are delegated duties, responsibilities and authority with respect to the Plan against all claims, liabilities, fines and penalties, and all expenses reasonably incurred by or imposed upon him or her (including but not limited to reasonable attorneys' fees) which arise as a result of his or her good faith actions or failure to act in connection with the operation and administration of the Plan to the extent lawfully allowable and to the extent that such claims, liabilities, fines, penalties, or expenses are not paid for by liability insurance purchased or paid for by an Employer. Notwithstanding the foregoing, an Employer shall not indemnify any person for any such amount incurred through any settlement or compromise of any action unless the Company consents in writing to such settlement or compromise.

      VIII.15. Subrogation and Repayment. This Plan shall be subrogated, to the extent of any payment under this Plan to a Participant herein, to all the recoveries or rights of recovery of the Participant and such Participant's
Dependents from any and all third parties wholly or partially liable for the loss or damage for which benefits may be paid by the Plan and from any and all other parties obligated to pay such liability. Any recovery obtained from a third party after payment of benefits by and under this Plan shall be applied first to reimburse this Plan for such payment and for all costs and expenses, including reasonable attorney's fees, incurred in obtaining such recover. The Participant or Dependent shall execute and deliver such instruments as may be required and do whatever else is necessary to secure such rights, and shall do nothing to prejudice the rights of this Plan or the Employer to actually recover from any third party. It is agreed that the Employer shall have no obligation under this Plan to recover such reimbursement for a Participant or Dependent and the Employer shall have a right to take any action it deems necessary, in its sole discretion, to seek a recovery.

      VIII.16.    Effect on Workers' Compensation.  The Plan is not
                  -------------------------------
intended to be and is not in lieu of any Workers' Compensation Act insurance and does not affect any requirement for Workers' Compensation Act insurance coverage, except as may be provided in the Component Documents.

            IN WITNESS WHEREOF, the Company has executed this document this 13th day of December, 2000, to be effective as of January 1, 2000.

                                    GALILEO INTERNATIONAL LLC

                                    By:    /s/ Lyn Bulman

                                    Title:  Senior Vice President

                                   APPENDIX I

                                ADOPTING ENTITIES

            (a)   Galileo International LLC

            (b)   Effective January 1, 2001, Quantitude, Inc.

            (c) Effective as of the date of its acquisition by the Company, Trip.com (except that Employees of Trip.com shall not receive any Flex Dollars under the Plan)

            (d) Effective as of the date of its acquisition by the Company, Travel Industries, Inc. (also known as "Thor") (except that Employees of Travel Industries, Inc. shall not receive any Flex Dollars under the Plan)

                                   APPENDIX II

                               COMPONENT DOCUMENTS

      The terms, conditions and limitations of the Component Plan Benefits are contained in the Component Documents listed or set forth from time to time in this Appendix II which are incorporated herein by reference.

      The Component Document for medical benefits for Covered Persons under the Plan is the Group Service Agreement with, and insurance certificate issued by, Connecticut General Life Insurance Company.

      The Component Document for long-term disability benefits for Covered Persons under the Plan is the insurance certificate issued by UNUM.

      The Component Document for short-term disability benefits for Covered Persons under the Plan is the insurance certificate issued by UNUM.

      The Component Document for life insurance benefits for Covered Persons under the Plan is the insurance certificate issued by Metropolitan Life Insurance Company.

      The Component Document for dental benefits for Covered Persons is the insurance certificate issued by Connecticut General Life Insurance Company (Dental HMO or PPO Network).

      The Component Document for vision benefits for Covered Persons is the summary plan description in effect from time to time therefore.

      The Component Document for prescription drug benefits for Covered Persons is the Group Service Agreement with, and insurance certificate issued by, Connecticut General Life Insurance Company.

      The Component Document for pre-paid legal benefits for Covered Persons is _________________.

EXHIBIT 10.38
CH:  1137671v1


                              GALILEO INTERNATIONAL

                              RETIREE MEDICAL PLAN

                              AMENDED AND RESTATED

                                 JANUARY 1, 2000

CH:  1137671v1                        ii
                              GALILEO INTERNATIONAL

                              RETIREE MEDICAL PLAN

                                TABLE OF CONTENTS

1.    DEFINITIONS...........................................................13

      1.1   Active Plan.....................................................13
      1.2   Appendix........................................................13
      1.3   Benefits........................................................13
      1.4   Change in Family Status.........................................13
      1.5   Claims Administrator............................................14
      1.6   Code............................................................14
      1.7   Company.........................................................14
      1.8   Component Document..............................................14
      1.9   Covered Person..................................................14
      1.10  Dependent.......................................................14
      1.11  Effective Date..................................................14
      1.12  Eligible Employee...............................................14
      1.13  Employee........................................................14
      1.14  Employer........................................................15
      1.15  Employer Contributions..........................................15
      1.16  ERISA...........................................................15
      1.17  Participant.....................................................15
      1.18  Plan............................................................15
      1.19  Plan Administrator..............................................15
      1.20  Plan Year.......................................................15
      1.21  Retire or Retirement............................................15
      1.22  Retiree.........................................................15
      1.23  Retiree Contribution............................................15
      1.24  Trust...........................................................15

2.    PARTICIPATION.........................................................16

      2.1   Eligibility and Enrollment......................................16
      2.2   Termination of Participation....................................16
      2.3   Reenrollment....................................................17

3.    BENEFITS..............................................................17

      3.1   Benefits Incorporated by Reference..............................17
      3.2   Liability for Benefits..........................................17
      3.3   Forfeitures.....................................................17
      3.4   Continuation of Benefits........................................17
      3.5   Coordination of Benefits........................................17

4.    PLAN FINANCING........................................................18

      4.1   Funding Policy..................................................18
      4.2   Employer Contributions..........................................18
      4.3   Retiree Contributions...........................................19
      4.4   Order of Use of Contributions...................................19

5.    ADMINISTRATION........................................................19

      5.1   Authority and Responsibility of the Company.....................19
      5.2   EPAC Appointment and Duties.....................................19
      5.3   Plan Administrator Appointment and Removal......................19
      5.4   Structure.......................................................20
      5.5   Plan Administrator Actions......................................20
      5.6   Plan Administrator Duties.......................................20
      5.7   Allocations and Delegations of Responsibility...................21
      5.8   Claims Administrator's Powers and Duties with Respect to
            the Plan........................................................22
      5.9   Plan Administrator Bonding and Expenses.........................22
      5.10  Forms...........................................................22
      5.11  Examination of Documents........................................22
      5.12  Claims Procedure................................................23

6.    AMENDMENT AND TERMINATION.............................................24

      6.1   Discontinuance of Contributions.................................24
      6.2   Amendments and Termination......................................24
      6.3   Surplus Assets After Plan Termination...........................24

7.    GENERAL PROVISIONS....................................................24

      7.1   Plan Interpretation.............................................24
      7.2   Participation by Affiliated Employers...........................24
      7.3   No Additional Rights............................................24
      7.4   Representations.................................................24
      7.5   Masculine and Feminine, Singular and Plural.....................24
      7.6   Severability....................................................25
      7.7   Governing Law...................................................25
      7.8   Facility of Payment.............................................25
      7.9   Correction of Errors............................................25
      7.10  Nondiscrimination Rules.........................................25
      7.11  Employer Successor..............................................25
      7.12  Indemnification.................................................25
      7.13  Subrogation and Repayment.......................................25
      7.14  Effect on Workers' Compensation.................................26

CH:  1137671v1                        16

CH:  1137671v1
                              GALILEO INTERNATIONAL

                              RETIREE MEDICAL PLAN

                                    PREAMBLE

      Effective January 1, 2000, Galileo International LLC (the "Company") hereby amends and restates the Galileo International Retiree Medical Plan (the "Plan"). The Plan was established effective September 16, 1993, by Galileo International Partnership which was subsequently merged into the Company. The purpose of the Plan is to provide health care benefits to eligible retired employees of the Company and its affiliates and to their eligible dependents. The Plan is maintained for the exclusive benefit of the Covered Persons and is intended to comply with the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended, and other applicable law.

1.

                                   DEFINITIONS

      The following terms, when used herein, shall have the following meaning, unless a different meaning is clearly required by the context. Capitalized terms are used throughout the Plan for terms defined by this and other sections.

1.1   Active Plan.  "Active Plan" means a medical plan maintained by an
      -----------
Employer from time to time for the purpose of providing medical benefits to its active Employees.

1.2   Appendix.  "Appendix" means each of the appendices to the Plan.  Each
      --------
Appendix shall be considered a part of the Plan.

1.3 Benefits. "Benefits" means the welfare benefits described in and payable in accordance with a Component Document under the Plan.

1.4 Change in Family Status. "Change in Family Status" means (a) a change related to the exercise of a "special enrollment right" under the Health Insurance Portability and Accountability Act of 1996; (b) an event that changes a Participant's marital status (including marriage, death of a spouse, divorce, legal separation or annulment); (c) an event that changes the number of a Participant's dependents (as defined in Code Section 152 and, for purposes of the Dependent Care Plan, a qualifying individual, as defined in Code Section 21(b)(1) with respect to the Participant) (including birth, adoption, placement for adoption or death); (d) a termination or commencement of employment of the Participant, spouse or a dependent; (e) a reduction or increase in hours of employment by the Covered Person (including a switch between part-time and full-time, a strike or lockout or commencement or return from an unpaid leave of absence); (f) an event that causes a Participant's dependent to satisfy or cease to satisfy the requirements for coverage under an accident or health plan; (g) a change in the place of residence or work of the Covered Person;(h) a change required in order to implement the terms of any judgment, decree or order resulting from a divorce, legal separation, annulment or change in legal custody (including a qualified medical child support order); (i) the eligibility or loss of eligibility of a Covered Person for Medicare or Medicaid benefits; or (j) any other event that will permit a change in a Participant's election under the Plan consistent with the regulations, rulings or other guidance issued by the Internal Revenue Service under Code Section 125, as determined by the Administrator.

1.5 Claims Administrator. "Claims Administrator" means the person or entity designated as such in any Component Document, and if no such person or entity is so designated, the person or entity designated in accordance with Section 5.6(a).

1.6   Code.  "Code" means the Internal Revenue Code of 1986, as amended from
      ----
time to time.

1.7   Company.  "Company" means Galileo International LLC and any of its
      -------
successors.

1.8  Component  Document.  "Component  Document"  means (a) a  written  document identified  in any of the  Appendices  and  incorporated  herein  by  reference, including, without limitation, any insurance, administrative services only, claims service only, third party administration, preferred provider, and health maintenance organization (HMO) contracts, or (b) any other written document adopted or approved by the Employer from time to time for the purpose of providing Benefits to Covered Persons, including without limitation the Component Documents listed in Appendix I.

1.9   Covered Person.  "Covered Person" means any Participant or Dependent or
      --------------
other person who is eligible for coverage under the Plan.

1.10 Dependent. "Dependent" means a Participant's dependent who is eligible for coverage as a dependent under any Component Document under the Plan, except that, unless otherwise specified in a Component Document, a Dependent means a Participant's legal spouse as determined under applicable state law and as evidenced in such manner as the Plan Administrator may require in its discretion, and any unmarried child of a Participant who is disabled (regardless of age), or under age 19 and dependent entirely on the Participant for support, or under age 23 and a full-time student at an approved school (as determined by the Plan Administrator) and dependent primarily on the Participant for support, and the term "child" shall include any legally adopted child (or child with respect to whom an adoption by the Participant is pending) who resides in the Participant's household, any step-child who resides in the Participant's household, any child with respect to whom the Participant is legal guardian and legally responsible for providing medical coverage, or any child for which a divorce decree or other court order (excluding a temporary custody order) requires the Employee to maintain health coverage on behalf of that child.

1.11 Effective Date. "Effective Date" means January 1, 2000, or, with respect to any Employer specified in any Appendix to this Plan, the date such Employer adopted the Plan.

1.12  Eligible Employee.  "Eligible Employee" means any regular direct
      -----------------
full-time or regular direct part-time Employee of an Employer.

1.13 Employee. "Employee" means any person who is employed by an Employer as a common law employee, except that the term does not include any (a) temporary employee, (b) seasonal employee, (c) nonresident alien, (d) Employee covered by a collective bargaining agreement where welfare plan benefits were the subject of good faith bargaining, which does not provide for participation in this Plan,
(e) "leased" employee, or (f) person during the period that the person was treated by an Employer as an independent contractor for federal tax purposes, regardless of whether such person is subsequently reclassified as a common-law employee for such period.

1.14 Employer. "Employer" means the Company and any other affiliated entity that, with the Company's approval, adopts the Plan from time to time.

1.15  Employer Contributions.  "Employer Contributions" means the payments
      ----------------------
made from time to time by an Employer, to an insurance company or to the Trust, or as otherwise provided by a Component Document.

1.16 ERISA. "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, and including all regulations promulgated pursuant thereto.

1.17 Participant. "Participant" means a Participant in the Plan immediately prior to January 1, 2000, and a Retiree who satisfies the eligibility requirements set forth in Section 2.

1.18  Plan.  "Plan" means the Galileo International Retiree Medical Plan, as
      ----
amended from time to time.

1.19  Plan Administrator.  "Plan Administrator" means the person or entity
      ------------------
appointed pursuant to Section 5.3 to administer the Plan.

1.20  Plan Year.  "Plan Year" means the calendar year.
      ---------

1.21 Retire or Retirement. "Retire" or "Retirement" means, with respect to a Retiree, a termination of employment with the Company and its subsidiaries after satisfying the requirements for immediate commencement of a pension benefit under the Galileo International Pension Plan (each referred to herein as a "Pension Plan").

1.22 Retiree. "Retiree" means an Eligible Employee who Retires and who is covered under an Active Plan as of the date of such Retirement.

1.23 Retiree Contribution. "Retiree Contribution" means the payments made from time to time by or on behalf of a Covered Person pursuant to a method specified by the Plan Administrator to an insurance company, HMO or other healthcare provider or to the Trust, or as otherwise provided in a Component Document.

1.24 Trust. "Trust" means the trust fund into which shall be paid part or all of the contributions and from which certain Benefits specified in the Trust shall be paid under this Plan. No obligation to establish or maintain a trust shall be construed from the provisions of this Plan except as expressly provided herein. As of the Effective Date, the Company maintains the Galileo International Welfare Benefit Trust pursuant to Code Section 501(c) (9).

2.

                                  PARTICIPATION

2.1   Eligibility and Enrollment.
      --------------------------

(a) Retirees. Coverage under the Plan begins with respect to a Retiree upon Retirement, provided that such Retiree enrolls for such coverage within thirty
(30) days of such Retirement. A Retiree who fails to enroll within the 30-day period may not subsequently enroll in the Plan unless such Retiree has a Change in Family Status. The terms and conditions for eligibility to participate in the Plan and the period during which participation with respect to such Benefit continues, shall, except as otherwise expressly provided herein, be as provided in one or more of the applicable Component Documents. The procedures for enrollment or reenrollment, as applicable, for each Benefit provided under the Plan shall be determined by the Plan Administrator. A Participant immediately prior to the Effective Date shall be a Participant on the Effective Date. After the Effective Date, an Eligible Employee shall become a Participant as of the date that such Employee becomes a Retiree.

(b) Dependents. Coverage under the Plan begins with respect to a Dependent upon the Retiree's Retirement, provided that the Retiree enrolls such Dependent within thirty (30) days of such Retirement or 30 days of the Dependent becoming a Dependent. A Retiree who fails to enroll a Dependent within the 30-day period may not subsequently enroll the Dependent in such Plan unless the Retiree has a change in Family Status. Notwithstanding the foregoing, if a Retiree who is eligible for a Disability Retirement Benefit under the Galileo International Employees Pension Plan dies after attaining age 50, the spouse of such Participant shall be eligible for Benefits hereunder, regardless of whether the Participant attained his Disability Retirement Date.

(c) Certain Employees of Quantitude, Inc. (1) Notwithstanding any other provision of the Plan or any Component Document, effective January 1, 2001, Quantitude, Inc. ("Quantitude") is an Employer under the Plan solely with respect to each of its Employees who: (A) was designated by Galileo in October, 2000, as an employee who would participate in the formation of Quantitude, and, effective January 1, 2001, transfers employment from Galileo or one of its subsidiaries to Quantitude incident to the formation of Quantitude ("Formation Employees"), and (B) as of January 1, 2001, has attained age 40 with at least five years of Vesting Service under the Pension Plan. (2) Any Employee of Quantitude shall not be eligible to participate in the Plan (A) who is not a Formation Employee or (B) who is a Formation Employee but, as of January 1, 2001, has not attained age 40 with at least five years of Vesting Service under the Pension Plan.

2.2 Termination of Participation. Participation in this Plan shall terminate as provided in Section 6.2 or any applicable Component Document, but in any event when a Participant or other Covered Person (a) fails to make any required contributions to the Plan, (b) is no longer eligible for any Benefit provided under the Plan as provided in the applicable Component Documents, (c) is no longer a Covered Person, (d) effective January 1, 2001, performs services after Retirement for an Employer as an employee, independent contractor or "leased employee," (e) has his pension benefits suspended under the Galileo International Employees Pension Plan due to reemployment, or (f) upon the termination of the Plan.

2.3 Reenrollment. Any Retiree who becomes a Participant who subsequently elects to cease participation in the Plan shall be permitted to reenroll in the Plan, along with any Dependent [previously covered under the Plan], in accordance with procedures established by the Plan Administrator, provided that such Retiree and Dependents are otherwise eligible for such coverage upon reenrollment and have a Change in Family Status. Notwithstanding any provision of the Plan, lifetime maximum amounts, deductibles, out-of-pocket amounts and other similar limitations and costs shall be cumulative with respect to any Covered Person who ceases coverage under an Active Plan or who reenrolls in the Plan.

3.

                                    BENEFITS

3.1 Benefits Incorporated by Reference. Each Participant may elect to receive Benefit coverage under the Plan pursuant to the terms, conditions and limitations of Benefits which are contained in the applicable Component Documents referenced in the Appendices and which are incorporated herein in full, as amended from time to time. The insurer, claims administrator, contract number, HMO or funding method of providing certain Benefits may change from time to time and shall be reflected in the applicable Component Documents.

3.2 Liability for Benefits. All Benefits shall be paid solely as provided for as set forth in the Component Documents. No Employer shall be liable in any manner to pay any Benefits hereunder, except as each such Employer shall expressly agree in writing to provide and only for the period specifically indicated in the relevant Component Document. Benefits shall be paid directly to the Participant with respect to whom or to whose Dependent the services, charges or expenses (except as provided in Section 7.8) were incurred or the claim arose, or directly to the party who provided such services, charges or expenses, as elected in writing by the Participant (if permitted under the relevant Component Document). Benefits under the Plan will be paid only if the Plan Administrator decides in its discretion that the Covered Person is entitled to them.

3.3 Forfeitures. Any Benefit payable to a Covered Person which cannot be distributed (a) because of the Plan Administrator's inability, after a reasonable search, to locate such Covered Person within a period of two years after such Benefit becomes payable, or (b) because any check issued to pay such Benefit shall not have been presented to the Company's financial institution for payment within two years of issuance, shall become a forfeiture at the end of the Plan Year in which such two-year period ends, unless otherwise specifically provided in the Component Document.

3.4 Continuation of Benefits. If a Covered Person has a Qualifying Event (as defined in ERISA Section 603), such Covered Person may elect to remain covered under the Plan in accordance with the provisions of ERISA Section 601 et seq. ("COBRA") and such procedures as the Plan Administrator may establish.

3.5   Coordination of Benefits.
      ------------------------

(a)   "Other Plan" means:

(1) Any group, franchise, hospital or medical service, insurance policy or plan or other arrangement (whether pre-paid or not) providing the same or similar types of benefits as are provided under the Plan arranged through any employer, trustee, union, employee benefit association or other association;

(2) Any governmental program or any program of benefits required by statute providing the same or similar types of benefits as are provided under the Plan; and

(3) Any arrangement providing the same or similar types of benefits as are provided under Title XVIII of the Social Security Act as amended (Medicare).

(b) The coordination of Benefits with benefits under Other Plans in order to avoid the payment of multiple benefits shall be as provided in the applicable Component Documents. If not otherwise provided in a Component Document, any amount to which a Covered Person is entitled with respect to health, sickness or disability Benefits under this Plan shall be reduced by the amount payable or deemed to be payable under such Other Plan. Benefits under Medicare Part A and Part B shall be deemed to be payable with respect to any Covered Person eligible for such benefits, commencing as of the first date of such eligibility, without regard to whether such Covered Person has applied for such coverage. Notwithstanding this Section 3.5, the rights of each Covered Person are subrogated as provided in Section 7.13.

4.

                                 PLAN FINANCING

4.1 Funding Policy. The Company shall establish and direct the implementation of a funding policy and method for the Plan which shall be consistent with the objectives of the Plan and which may include a policy of not funding any or all Benefits. Subject to and in accordance with the funding policy, the Plan Administrator may enter into insurance contracts (which may be issued to the Plan or the Company), establish general ledger accounts, establish a Trust, or utilize any other available funding medium to provide for the payment of benefits hereunder. The Plan Administrator may, in its discretion, rely upon the advice of an actuary or firm of actuaries in establishing and carrying out a funding policy and method.

4.2 Employer Contributions. For each Plan Year, each Employer shall make Employer Contributions directly to each insurance company, HMO or other healthcare provider, as applicable, or to any Trust to fund the Benefits provided under the Plan for its Retirees participating in the Plan, to the extent determined by the Company and not provided through Retiree Contributions, in such amounts and at such times as the Company, in accordance with the funding policy and methods of the Plan, shall from time to time direct, including but not limited to contributions needed to pay current Benefits, and to pay expenses; provided that, except as otherwise specifically provided herein, the Employer shall have no liability to pay such Benefits or to assure the sufficiency of any insurance company to provide such Benefits. In no event shall Employer Contributions for any Plan year exceed $8,000 per Covered Person under age 65 or $3,500 per Covered Person age 65 or older (or eligible for Medicare).

4.3 Retiree Contributions. Each Participant shall, as directed by the Plan Administrator, make Retiree Contributions to each insurance company, HMO or other healthcare provider, as applicable, or to any Trust to fund the Benefits provided by such Component Document in such amounts (if any) and at such times as the Plan Administrator, in accordance with the funding policy and methods of the Plan, shall from time to time in a uniform and nondiscriminatory manner direct. Each participant who is receiving payments from the Pension Plan shall be eligible for coverage hereunder only if such Participant elects to have such Retiree Contributions deducted from such Pension payments.

4.4 Order of Use of Contributions. The entire amount of the Retiree Contributions for each Benefit provided under a Component Document shall be used for payment of the Benefit, including without limitation, premiums charged by an insurance company, HMO or other healthcare provider for the applicable coverage, before the remaining portion of the premium for such coverage shall be paid by the Employer. In accordance therewith, any premium refunds or dividends with respect to such coverage shall be used to reduce the Employer's, and not the Participants', portion of the premium due.

5.

                                 ADMINISTRATION

5.1 Authority and Responsibility of the Company. The Company shall have overall responsibility for the establishment, amendment and termination of any Benefit or of the Plan, which responsibility it shall in part discharge by the appointment and removal (with or without cause) of the ERISA Plans Administration Committee ("EPAC") to whom is delegated the overall responsibility for the administration and operation of the Plan.

5.2 EPAC Appointment and Duties. The EPAC shall be appointed by the Managers of the Company. Such persons shall consist of Company officers. All usual and reasonable expenses of the EPAC may be paid in whole or in part by the Employer in such proportion as shall be determined by the Company, and any expenses not paid by the Employer shall be paid by the Trustee out of the principal or income of the Trust Fund. Any members of the EPAC who are Employees shall not receive compensation with respect to their services for the EPAC. The EPAC shall have full power and authority to invest and reinvest the assets of the Plan and to perform the other duties specified herein.

5.3 Plan Administrator Appointment and Removal. The Plan Administrator shall be one or more persons appointed by the EPAC and in the absence of such appointment, the EPAC shall be the Plan Administrator. Each person serving as the Plan Administrator shall remain in office at the will of the Company, and the Company may from time to time remove any person serving as the Plan Administrator with or without cause and shall appoint his successor. The Plan Administrator shall have the general responsibility for the administration of the Plan and for carrying out its provisions. If any person serving as Plan
Administrator is an employee of the Employer, then upon termination of employment the person shall automatically be deemed to be removed as Plan Administrator.

5.4 Structure. Subject to Section 5.2, any person may serve as Plan Administrator. Each person, upon being appointed Plan Administrator shall file an acceptance thereof in writing with the Company. Any person serving as Plan
Administrator may resign by delivering his written resignation to the Company, and such resignation shall become effective upon the date specified therein. In the event more than one person is serving as Plan Administrator, the remaining persons serving as Plan Administrator shall constitute the Plan Administrator with full power to act until said vacancy is filled.

5.5 Plan Administrator Actions. If one person is serving as Plan Administrator, no formal action shall be required for the Plan Administrator to act. If more than one person is serving as Plan Administrator: (a) the actions of the Plan Administrator shall be determined by the vote or other affirmative expression of a majority of the persons serving as Plan Administrator, with the chairman or acting chairman of the persons serving as Plan Administrator having a vote; (b) action may be taken by the persons serving as Plan Administrator at a meeting or in writing without a meeting; (c) the Company shall choose a chairman who shall be a person serving as Plan Administrator, and a secretary who may (but need not) be a person serving as Plan Administrator; and (d) either the chairman or the secretary may execute any certificate or other written direction on behalf of the Plan Administrator. The Plan Administrator shall have custody of all records and documents pertaining to the Plan Administrator's operations.

5.6 Plan Administrator Duties. The Plan Administrator shall enforce the Plan in accordance with the terms of the Plan and shall have all powers and discretion necessary to accomplish that purpose, including, without limitation, the following:

(a) To appoint, suitably compensate, and remove one or more Claims Administrators to act (or refrain from acting) as such with respect to any Benefit (including any such appointment made by entering into an administrative services only contract with a service provider), except to the extent a Claims Administrator is designated in a Component Document, provided that, in the event the Plan Administrator does not appoint a Claims Administrator and except as otherwise provided in a Component Document, the Plan Administrator shall be the Claims Administrator;

(b) To issue rules and regulations necessary for the proper conduct and administration of the Plan and to change, alter, or amend such rules and regulations as it deems necessary from time to time;

(c) To construe and interpret the Plan and to resolve ambiguities in the language thereof and to supply any omissions therein;

(d) To determine all questions arising in the administration of the Plan, including, without limitation, those relating to coverage and participation under the Plan and the rights of a Covered Person to the extent the determination of such questions is not the responsibility of the Claims Administrator or otherwise determinable pursuant to the Component Documents, and the Plan Administrator's decisions on any such question shall be final and binding upon all persons hereunder;

(e) To authorize all disbursements in accordance with the provisions of the Plan or any Component Document;

(f) To employ and suitably compensate clerical employees and such accountants, actuaries, attorneys (who may but need not be the accountants, actuaries or attorneys of the Company) and other persons to render advice as it may deem necessary to the performance of its duties;

(g) To communicate the Plan and its eligibility requirements to the Retirees and Retirees and notify Retirees when they become eligible to participate;

(h) If the Company determines to insure a Benefit, to acquire with respect to such Benefit, in its discretion, insurance or similar contracts issued by an insurance company authorized to do business in any state of the United States which provide Benefits of the type specified under the Plan or which provide insurance protection with respect to such Benefits;

(i) Subject to the provisions of the Component Documents, to review and approve self-insured Benefit payments or to provide procedures and specify amounts of self-insured Benefit payments which may be reviewed and approved by the Claims Administrator, and to authorize the Claims Administrator to draw drafts for the payment of self-insured Benefits;

(j) To receive from or on behalf of any Employer, Covered Person, or Claims Administrator such records and information as shall be necessary for the proper performance of its duties under Plan;

(k) To prepare and file or have prepared and filed with the United States Department of Labor, the United States Department of Treasury and/or other governmental agency all reports or other information required under federal, state or local law; and to furnish such reports or other information to such Covered Person as required by federal or state statute or regulation, within the time prescribed for furnishing such documents; and

(l) To establish and maintain procedures for processing claims for Benefits and for reviewing the denial of such claims.

5.7 Allocations and Delegations of Responsibility. The Company, the EPAC and the Plan Administrator, respectively, shall have the authority to delegate, from time to time, all or any part of its responsibilities under the Plan to such person or persons as it may deem advisable (and may authorize such persons, upon receiving written consent of the Company, the EPAC or the Plan Administrator, respectively, to delegate such responsibilities to such other person or persons as the Company, the EPAC or the Plan Administrator, respectively, shall authorize) and to revoke any such delegation or responsibility. Any action of the delegate in the exercise of such delegated responsibilities shall have the same force and effect for all purposes hereunder as if such action had been taken by the Company, the EPAC or the Plan Administrator, respectively. Neither any Employer nor the Company nor the Plan Administrator shall be liable for any acts or omissions of any such delegate. The delegate shall periodically report to the Company, the EPAC or the Plan Administrator, as applicable, concerning the discharge of the delegated responsibilities.

5.8 Claims Administrator's Powers and Duties with Respect to the Plan. The Claims Administrator shall have such powers as may be necessary to discharge its duties hereunder subject, where applicable, to the provisions of the Component Documents under which the Claims Administrator was appointed, and subject to such restrictions as the Plan Administrator may from time to time specify, including without limitation, the following:

(a) To determine the amount, manner and payment of Benefits in accordance with the Component Documents;

(b) To receive from or on behalf of any Employer, Covered Person, or the Plan Administrator, such records and information as shall be necessary for the proper performance of his duties under the Plan;

(c) To prepare and maintain such records and information as are necessary for the proper and expeditious payment of Benefits;

(d) To provide the Plan Administrator with any and all reports, documents and information which may be needed by the Plan Administrator in order for it to prepare and file or have prepared and filed with the United States Department of Labor, the United States Department of Treasury and/or other governmental agency all reports or other information required under federal, state or other law;

(e) To provide the Plan Administrator or its delegate with any other documents or records which the Plan Administrator or its delegate may request from time to time so as to allow it to evaluate claims and losses under the Plan; and

(f) To establish and maintain procedures for handling and paying claims and, if so directed by the Plan Administrator, to establish procedures for reviewing denials of claims consistent with Section 5.12 and the Component Documents.

5.9 Plan Administrator Bonding and Expenses. The Plan Administrator shall serve without bond (except as otherwise required by federal law) and without compensation for services as such; but all expenses of the Plan Administrator shall be paid by the Employers.

5.10 Forms. All forms and other communications from any Covered Person or other person to the Plan Administrator required or permitted under the Plan shall be in the form prescribed from time to time by the Plan Administrator, shall be mailed by first class mail or delivered to the location specified by the Plan Administrator, and shall be deemed to have been given and delivered only upon actual receipt thereof by the Plan Administrator (or its delegate).

5.11 Examination of Documents. The Plan Administrator shall make available to each Covered Person this Plan document, including the Appendices and Component Documents, for examination at reasonable times during normal business hours. In the event a Covered Person requests copies of documents, the Plan Administrator may charge a reasonable amount to cover the cost of furnishing such documents in accordance with ERISA.

5.12 Claims Procedure. A Covered Person shall apply for Benefits in writing on a form provided by the Plan Administrator. A claim for Benefits must be submitted within the time period specified in the applicable Component Documents. Claims shall be evaluated by the Claims Administrator and shall be approved or denied in accordance with the terms of the Plan including the Component Documents. For those benefits subject to ERISA, the following claims procedures shall apply:

(a) Any time a claim for Benefits is wholly or partially denied, the Covered Person (hereinafter "Claimant") shall be given written notice of such action within ninety (90) days after the claim is filed, unless special circumstances require an extension of time for processing. If there is an extension, the Claimant shall be notified of the extension and the reason for the extension within the initial ninety (90) day period. The extension shall not exceed 180 days after the claim is filed. Such notice will indicate the reason for denial, the pertinent provisions of the Plan on which the denial is based, an explanation of the claims appeal procedure set forth herein, and a description of any additional material or information necessary to perfect the claim and an explanation of why such material or information is necessary.

(b) Any Claimant whose claim for Benefits is denied by the Claims Administrator, or is otherwise adversely affected by action of the Claims Administrator, shall have the right to request review by the Plan Administrator (or such other person as the Plan Administrator shall designate in writing). Such request must be in writing, and must be made within sixty (60) days after such person is advised of the Claims Administrator's action. If written request for review is not made within such sixty (60) day period, the Claimant shall forfeit his or her right to review. The Claimant or a duly authorized representative of the Claimant may review all pertinent documents and submit issues and comments in writing.

(c) The Plan Administrator (or such other person as the Plan Administrator shall designate in writing) shall then review the denial of the claim. It shall issue a written decision reaffirming, modifying or setting aside such denial within sixty (60) days after receipt of the written request for review, or 120 days if special circumstances require an extension. The Claimant shall be notified in writing of any such extension within sixty (60) days following the request for review. A copy of the decision shall be furnished to the Claimant. The decision shall set forth its reasons and the pertinent Plan provisions on which it is based. The decision shall be final and binding upon the Claimant and the Plan Administrator and all other persons involved.

6.

                            AMENDMENT AND TERMINATION

6.1 Discontinuance of Contributions. It is the expectation of each Employer that it will continue the Plan and the payment of contributions hereunder indefinitely, but the continuation of the Plan and the payment of Employer Contributions hereunder is not assumed as a contractual obligation of any Employer; and the right is reserved by each Employer at any time to reduce, suspend or discontinue its contributions hereunder, subject to such terms and conditions as the Company may impose.

6.2 Amendments and Termination. The Company, by action of its Managers or EPAC, may amend, modify, change, revise, discontinue or terminate the Plan or any Benefit or Component Document at any time (including without limitation the amount of any Retiree Contribution, deductible, co-payment or other "out-of-pocket" cost to a Covered Person), provided that in no event shall any part of the Trust Fund be used for, or diverted to, any purpose other than the exclusive benefit of Participants and Dependents.

6.3 Surplus Assets After Plan Termination. If a Benefit is terminated and surplus assets attributable to that Benefit remain after all liabilities regarding such Benefit have been paid, such surplus shall revert to the Employer to the extent permitted by applicable law, unless otherwise specified in the Component Documents for such Benefit, or any applicable Trust.

7.

                               GENERAL PROVISIONS

7.1   Plan Interpretation.  This Plan document, including the attached
      -------------------
Appendices and Component Documents incorporated herein by reference, sets forth the provisions of the Plan.

7.2   Participation by Affiliated Employers.  The Company may permit any of
      -------------------------------------
its subsidiaries or affiliates to participate in one or more Benefits under the Plan.

7.3 No Additional Rights. No person shall have any rights under the Plan, except as, and only to the extent, expressly provided for in the Plan. Neither the establishment or amendment of the Plan or the creation of any fund or account, or the payment of Benefits, nor any action of the Employer or the Plan Administrator shall be held or construed to confer upon any person any right to be continued as an employee, or, upon dismissal, any right or interest in any account or fund other than as herein provided. The Employer expressly reserves the right to discharge any Employee at any time.

7.4 Representations. The Employer does not represent or guarantee that any particular federal or state income, payroll, personal property, Social Security or other tax consequences will result from participation in this Plan.

7.5 Masculine and Feminine, Singular and Plural. Whenever used herein, a pronoun shall include the opposite gender and the singular shall include the plural, and the plural shall include the singular, whenever the context shall plainly so require.

7.6 Severability. If any provision of this Plan is held illegal or invalid for any reason, such determination shall not affect the remaining provisions of this Plan which shall be construed as if the illegal or invalid provision had never been included.

7.7 Governing Law. This Plan shall be construed in accordance with applicable federal law, and to the extent not preempted by applicable federal laws, the laws of the State of Illinois, including its statutes of limitation but without regard to its laws respecting choice of law.

7.8 Facility of Payment. In the event any Benefit under this Plan shall be payable to a person who is under legal disability or is in any way incapacitated so as to be unable to manage his or her financial affairs, the Plan Administrator may direct payment of such Benefit to a duly appointed guardian, committee or other legal representative of such person, or in the absence of a guardian or legal representative, to a custodian for such person under a Uniform Gifts to Minors Act or to any relative of such person by blood or marriage, for such person's benefit. Any payment made in good faith pursuant to this provision shall fully discharge the Employer and the Plan of any liability to the extent of such payment.

7.9 Correction of Errors. In the event an incorrect amount is paid to or on behalf of a Covered Person any remaining payments may be adjusted to correct the error. The Plan Administrator may take such other action it deems necessary and equitable to correct any such error.

7.10 Nondiscrimination Rules. The Plan shall comply with all applicable nondiscrimination rules under the Code and ERISA. Should the Plan be subject to nondiscrimination testing under the Code or any other applicable law, the Plan Administrator may make any decisions or elections, whether voluntary or required by law, necessary to facilitate such testing. Any elections required to be in writing shall be stated from time to time in Appendices to the Plan.

7.11  Employer Successor.  Any successor entity to an Employer, by merger,
      ------------------
consolidation, purchase or otherwise, shall be substituted hereunder for such Employer.

7.12 Indemnification. Each Employer shall indemnify and hold harmless the Company, the EPAC, the Plan Administrator, and to the extent not otherwise provided, each officer and employee of any Employer to whom are delegated duties, responsibilities and authority with respect to the Plan against all claims, liabilities, fines and penalties, and all expenses reasonably incurred by or imposed upon him or her (including but not limited to reasonable attorneys' fees) which arise as a result of his or her good faith actions or failure to act in connection with the operation and administration of the Plan to the extent lawfully allowable and to the extent that such claims, liabilities, fines, penalties, or expenses are not paid for by liability insurance purchased or paid for by an Employer. Notwithstanding the foregoing, an Employer shall not indemnify any person for any such amount incurred through any settlement or compromise of any action unless the Company consents in writing to such settlement or compromise.

7.13 Subrogation and Repayment. This Plan shall be subrogated, to the extent of any payment under this Plan to a Participant herein, to all the recoveries or rights of recovery of the Participant and such Participant's Dependents from any and all third parties wholly or partially liable for the loss or damage for which benefits may be paid by the Plan and from any and all other parties obligated to pay such liability. Any recovery obtained from a third party after payment of benefits by and under this Plan shall be applied first to reimburse this Plan for such payment and for all costs and expenses, including reasonable attorney's fees, incurred in obtaining such recover. The Participant or Dependent shall execute and deliver such instruments as may be required and do whatever else is necessary to secure such rights, and shall do nothing to prejudice the rights of this Plan or the Employer to actually recover from any third party. It is agreed that the Employer shall have no obligation under this Plan to recover such reimbursement for a Participant or Dependent and the Employer shall have a right to take any action it deems necessary, in its sole discretion, to seek a recovery.

7.14 Effect on Workers' Compensation. The Plan is not intended to be and is not in lieu of any Workers' Compensation Act insurance and does not affect any requirement for Workers' Compensation Act insurance coverage, except as may be provided in the Component Documents.

                            [Signature page follows]

      IN WITNESS WHEREOF, the Company has caused this Plan to be executed on this 13th day of December, 2000.

                                         GALILEO INTERNATIONAL LLC




                                         By: /s/ Lyn Bulman

                                         Its: Senior Vice President

                                   APPENDIX I

                               COMPONENT DOCUMENTS

      The terms, conditions and limitations of the Benefits described in Section 3 of the Plan are contained in the Component Documents listed or set forth from time to time in this Appendix I which are incorporated herein by reference.

      The Component Document for medical and prescription drugs benefits for Covered Persons under the Plan is the Group Service Agreement with, and insurance certificate issued by, Connecticut General Life Insurance Company (Account #2408068), as in effect from time to time.

EXHIBIT 10.57

[Explanatory Note: Pursuant to Instruction 2 to Item 601 of Regulation S-K, the Registrant has omitted from filing an agreement dated June 18, 1998 between the Registrant and James E. Barlett, which agreement is identical in all material respects to the agreement filed as this Exhibit 10.57, except as to the details identified by footnote herein and disclosed on the attached schedule.]

                          [Galileo International Logo]

June 18, 1998


Mr. James E. Barlett
13350 Buckland Hall Road
St. Louis, Missouri 63131


Dear Mr. Barlett:

Galileo International, Inc., a Delaware corporation (the "Company"), hereby grants to you, [as of the date hereof] [1] (the "Date of Grant") and subject to the conditions of the Company's 1997 Stock Incentive Plan (the "Plan") and the terms and conditions hereinafter set forth, Forty-Eight Thousand Nine Hundred Fifty (48,950) shares of Common Stock of the Company (the "Restricted Stock"). This letter agreement (the "Restricted Stock Agreement") shall evidence such grant.

      1.    Definitions:  Capitalized  terms used  herein  without  definition
            -----------
shall have the meanings assigned to them in the Plan.

      2.    Date of Grant:  This grant shall take effect on the Date of Grant.
            -------------

      3.    Cost of  Restricted  Stock:  This  grant  of  Restricted  Stock is
            --------------------------
considered a bonus for services rendered to the Company and shall be at no additional cost to you.

      4. Delivery of Restricted Stock: The Restricted Stock shall be registered in your name as a matter of record as of the Date of Grant but shall be held in custody by the Secretary of the Company for your account until the later to occur of (a) the expiration of the period during which the Restricted Stock may be forfeited under Section 10, or (b) vesting of the Restricted Stock pursuant to Sections 7 and 9. Upon release of the shares of Restricted Stock from such custody, the Secretary of the Company shall deliver to you (or your estate, as the case may be), as directed by the Committee, a certificate for the number of shares so released.

      5. Dividend Rights: You shall have full dividend rights with respect to each share of Restricted Stock, beginning with the Date of Grant, and shall retain such rights so long as such shares of Restricted Stock are not forfeited by you prior to vesting or disposed of by you after vesting.

      6. Voting Rights: You shall have full voting rights with respect to each share of Restricted Stock, beginning with the Date of Grant, and shall retain such rights so long as such shares of Restricted Stock are not forfeited by you, reacquired by the Company or disposed of by you after vesting.

      7. Vesting: [Twenty percent (20%)] [2] of the shares of Restricted Stock shall be deemed earned on the date of the first anniversary of the Date of Grant and shall vest and be delivered to you free of any restriction imposed hereunder (other than the restrictions set forth in Section 10 hereof) on such date, and an additional [twenty percent (20%)] [3] of the shares of Restricted Stock shall be deemed earned on the date of each subsequent anniversary of the Date of Grant (each a "Vesting Date") and shall vest and be delivered to you free of any restriction imposed hereunder (other than the restrictions set forth in Section 10 hereof) on such dates; provided, however, that except as provided in Section 9 below, such shares shall vest and be delivered only if you have remained an employee of the Company for the entire period from the Date of Grant to the relevant Vesting Date. If you cease to be an employee of the Company at any time, then at such time all shares of Restricted Stock not yet vested shall be forfeited (except as provided in Section 9 below).

      8. Non-Transferability: No share of Restricted Stock shall be sold, transferred, assigned, pledged or otherwise encumbered by you prior to vesting. Any purported transfer or encumbrance in violation of the provisions of this
Section 8 shall be void, and the other party to any such purported transfer shall not obtain any rights to or interest in such Restricted Stock.

      9.    Accelerated Vesting:
            -------------------

      (a) Death: On the date of your death while serving as an employee of the Company, all shares of Restricted Stock not yet vested due to the restrictions set forth above shall become immediately vested and shall be delivered to your estate; provided, however, that in no event shall any shares of Restricted Stock vest pursuant to this Section 9(a) unless such date is at least one year following the Date of Grant.

      (b) Termination Following a Change in Control: In the event of termination of your employment by the Company without Cause (as defined in the Employment Agreement between you and the Company, dated as of even date herewith (the "Employment Agreement")), or, in certain cases, by you for Good Reason (as defined in the Employment Agreement), within two years of a Change in Control (as defined in the Plan), all shares of Restricted Stock not yet vested due to the restrictions set forth above shall become immediately vested and shall be delivered to you; provided, however, that in no event shall any shares of Restricted Stock vest pursuant to this Section 9(b) unless the date of such termination of your employment is at least one year following the Date of Grant.

      (c) Dissolution of the Company: In the case of dissolution of the Company during your service as an employee of the Company, all shares of Restricted Stock not yet vested due to the restrictions set forth above shall become immediately vested and shall be delivered to you and you shall have all the rights of a stockholder with respect to participation in the dissolution; provided, however, that in no event shall any shares of Restricted Stock vest pursuant to this Section 9(c) unless the date of such dissolution is at least one year following the Date of Grant.

      (d) Retirement: In the event that you retire from the Company with the approval of the Board of Directors, all shares of Restricted Stock not yet vested due to the restrictions set forth above shall become immediately vested and shall be delivered to you; provided however, that in no event shall any shares of Restricted Stock vest pursuant to this Section 9(d) unless the date of such retirement is at least one year following the Date of Grant.

      (e) Discretion of Committee: Pursuant to Section V1.7 of the Plan, the Committee may accelerate the vesting of the Restricted Stock at any time in its sole discretion; provided however, that in no event shall any shares of Restricted Stock vest pursuant to this Section 9(e) until the date that is one year following the Date of Grant.

      10. Forfeiture of Restricted Stock: Any share of Restricted Stock (whether or not vested) shall be forfeited and such forfeited shares shall revert to the Company if (i) you violate any noncompetition or confidentiality provision of the Employment Agreement, (ii) you breach any provision of this Restricted Stock Agreement or the Employment Agreement or (iii) your employment with the Company is terminated for Cause.

      11. Adjustment Upon Changes in Capitalization: In certain circumstances, the number of shares of Restricted Stock granted hereby may be adjusted to give effect to any increase or decrease in the number of shares of issued Common Stock resulting from a subdivision or consolidation of shares whether through reorganization, recapitalization, stock split, reverse stock split, spin-off, split-off, spin-out or other distribution of assets to stockholders, stock distribution or combination of shares, assumption and conversion of outstanding shares of Common Stock due to an acquisition by the Company of the stock or assets of any other corporation, or payment of any stock dividend.

      12. Right to Continued Service: Nothing in this agreement shall obligate the Company to continue your employment for any particular period, nor shall the granting of the Restricted Stock constitute a request or consent to postpone your retirement date.

      13. Relation to Other Employee Benefit Plans: Any economic or other benefit to you under this Restricted Stock Agreement shall not be included in, nor have any effect on, the determination of benefits to which you may be entitled under any other employee benefit plan or similar arrangement provided by the Company.

      14. Notices: Any notice to the Company provided for herein shall be in writing to the Company, marked Attention: Senior Vice President, Human Resources and Corporate Relations at Galileo International, Inc., 9700 West Higgins Road, Suite 400, Rosemont, Illinois 60018, with a copy marked Attention: General Counsel at the same address, and any notice to you shall be addressed to you at your address currently on file with the Company. Except as otherwise provided herein, any written notice shall be deemed received when personally delivered, or five (5) days after mailed by United States registered or certified mail, return receipt requested, addressee only, postage prepaid. Any party may change the address to which notices are to be given hereunder by written notice to the other party as herein specified, except that notices of changes of address shall be effective only upon receipt.

      15. Amendments: Any amendment to the Plan shall be deemed to be an amendment to this Restricted Stock Agreement to the extent that the amendment is applicable hereto; provided, however, that no amendment shall adversely affect your rights under this Restricted Stock Agreement without your consent. It shall be conclusively presumed that any adjustment for changes in capitalization as provided in the Plan does not adversely affect your rights under this Restricted Stock Agreement.

      16. Withholding Tax: When shares of Restricted Stock are vested or upon your earlier election pursuant to Section 83(b) of the Internal Revenue Code of 1986, as amended (the "Code"), to be taxed at the time of the issuance to you of the shares of Restricted Stock, you shall simultaneously deliver to the Company sufficient cash to satisfy federal and state income tax withholding requirements. If you do not deliver such cash at such time, the Company may withhold from any delivery of shares that number of shares necessary to satisfy federal and state income tax withholding requirements and/or the Company may withhold cash compensation to satisfy such requirements. The Company may withhold from such sum such amounts as may be necessary to satisfy federal and state income tax withholding requirements.

      17. Relation to Plan: This Restricted Stock Agreement is subject to the terms and conditions of the Plan. In the event of any inconsistent provisions between this Restricted Stock Agreement and the Plan, the Plan shall govern. The Committee acting pursuant to the Plan, as constituted from time to time, shall, except as expressly provided otherwise herein, have the right to determine any questions that arise in connection with this Restricted Stock Agreement.

      18. Successors and Assigns: Without limiting Section 8 hereof, the provisions of this Restricted Stock Agreement shall inure to the benefit of, and be binding upon, your successors, administrators, heirs, legal representatives and assigns, and the successors and assigns of the Company.

      19. Severability: In the event that one or more of the provisions of this Restricted Stock Agreement shall be invalidated for any reason by a court of competent jurisdiction, any provision so invalidated shall be deemed to be separable from the other provisions hereof, and the remaining provisions hereof shall continue to be valid and fully enforceable.

      20.   Governing  Law:  This   Restricted   Stock   Agreement   shall  be
            --------------
construed in accordance with and governed by the laws of the State of Delaware and, where applicable, the federal laws and regulations referenced herein.

      21. Securities Laws Restrictions: All certificates for shares of Restricted Stock delivered to you shall be subject to such stock transfer orders and other restrictions as the Committee may deem advisable under the rules, regulations, and other requirements of the Securities and Exchange Commission, any exchange upon which the Common Stock is then listed, and any applicable federal or state securities law, and the Committee may cause a legend or legends to be put on any such certificates to make appropriate reference to such restrictions. No shares of Restricted Stock shall be issued pursuant to this Restricted Stock Agreement unless the Company shall have determined that such issuance is in compliance with, or pursuant to an exemption from, all applicable federal and state securities laws.

Very truly yours,

GALILEO INTERNATIONAL, INC.



By:  _/s/   Anthony C. Swanagan_________________
      -------------------------
Name:__ _Anthony C. Swanagan_________________
       - -------------------
Title:____Senior Counsel_______________________
          --------------



Agreed to and accepted:


____/s/ James E. Barlett________________________
    --------------------
           James E. Barlett

-  - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
- - - - - - - - - - - - - - - - - - - - - - - - - - - - -


                            Schedule To Exhibit 10.57

            Set forth below are the material details in which the filed agreement differs from an agreement (the "Omitted Agreement") dated June 18, 1998 between the Registrant and James E. Barlett, which was omitted from filing pursuant to Instruction 2 to Item 601 of Regulation S-K. The Omitted Agreement contains the text set forth below instead of the bracketed text identified by the footnotes contained in the filed agreement.

                Footnote in                     Text of Omitted
            Filed Agreement                   Document

                  [1]                  "effective June 18, 1999"

                  [2]                  "Twenty-five percent (25%)"

                  [3]                  "twenty-five percent (25%)"

CH:  1105559.3
EXHIBIT 10.58

                            GALILEO INTERNATIONAL LLC

                               DEPENDENT CARE PLAN

           (As Amended and Restated Effective as of January 1, 2000)

CH:  1105559.3
                            GALILEO INTERNATIONAL LLC

                               DEPENDENT CARE PLAN

           (As Amended and Restated Effective as of January 1, 2000)

      Effective as of January 1, 2000, Galileo International LLC hereby amends and restates the Galileo International Dependent Care Plan for the exclusive benefit of Plan Participants.

                           ARTICLE I. PURPOSE OF PLAN

      1.1 Purpose. The purpose of the Plan is to provide Participants with reimbursements for Dependent Care Expenses for which a dependent care tax credit is not taken. The Plan is intended to qualify as a "dependent care assistance program" within the meaning of section 129 of the Code.

                             ARTICLE II. DEFINITIONS

      As used herein, the following words and phrases will have the following meanings respectively, unless the context otherwise requires:

      2.1 "Dependent Care Expenses" mean any "employment-related expenses" (as defined in section 21(b)(2) of the Code) (1) that are incurred by a Participant during the Plan Year in which Elective Contributions and/or Flex Dollar Contributions were credited to his Dependent Care Spending Account, (2) that are not incurred prior to the date the Participant's participation in the Plan commenced or after the date the Participant's participation in the Plan ceased,
(3) that are not reimbursed by any other source, and (4) that are not payments to an individual who is related to the Participant (as defined in Section 21(d)(6) of the Code).

      2.2 "Flexible Benefits Plan" means the Galileo International LLC Flexible Benefits Plan, as amended from time to time.

      2.3 "Maximum Amount" means the Elective Contributions and/or Flex Dollar Contributions credited to a Participant's Dependent Care Spending Account during a Plan Year pursuant to his election of Benefits under the Flexible Benefits Plan (and any modification of such election to comply with the nondiscrimination requirements under Section 6.6 of this Plan or any modification permitted under
Section 3.3 of the Flexible Benefits Plan); provided, however, that such amount may not exceed the lesser of (1) $5,000 ($2,500 in the case of a married Participant who files a separate, rather than a joint, federal income tax return for the taxable year), or (2) the lower of the "earned income" (within the meaning of sections 21(d) and 129(e) of the Code) of the Participant or his spouse.

      2.4  "Participant"   means  any  Eligible  Employee  who  has  elected  to
participate in the Plan in accordance with Article III and whose participation has not terminated.

CH:  1105559.3
      2.5 "Plan" means the Galileo International Dependent Care Plan, as amended from time to time.

      2.6  "Plan Year" means the calendar year.

      2.7 The following terms will have the same definitions as are specified in
Article II of the Flexible Benefits Plan:

                  "Administrator"
                  "Benefit"
                  "Change in Family Status"
                  "Claims Administrator"
                  "Code"
                  "Company"
                  "Contributions"
                  "Dependent Care Spending Account"
                  "Elective Contributions"
                  "Eligible Employee"
                  "Employer" (except that such Employers are listed in Appendix I hereof)

The masculine gender, whenever used herein, will include the feminine, and the singular will include the plural and vice versa, unless otherwise clear from the context.

                           ARTICLE III. PARTICIPATION

      3.1   Eligibility and Participation.
            -----------------------------

            (a) Each Eligible Employee shall be eligible to participate in the Plan on the first day of the first month on or after the Employee has been actively employed by the Company for 30 days provided that he is actively employed on such date. An Eligible Employee who is not actively employed on such date shall become eligible to participate in the Plan on the date on which his active employment continues. An Eligible Employee may elect to become a Participant by completing an election form in accordance with the procedures under Article III of the Flexible Benefits Plan and electing to receive reimbursement of Dependent Care Expenses under the Plan.

            (b) An Eligible Employee's election to participate in the Plan and authorization of Elective Contributions and/or Flex Dollar Contributions will be effective as provided in Sections 3.1 and 3.2 of the Flexible Benefits Plan.

            (c) An election to participate in the Plan or to waive participation in the Plan will be irrevocable during the Plan Year, unless the change of election rules provided in Section 3.3 of the Flexible Benefits Plan applies or a modification is necessary to comply with the nondiscrimination requirements of Section 6.6 of the Plan.

      3.2 Termination of Participation. A Participant's participation in the Plan will terminate on the first to occur of the following events: (a) the termination of the Plan; (b) the termination of the Participant's status as an Eligible Employee for any reason, including retirement; (c) the date on which a Participant becomes eligible for long-term disability benefits; (d) the Participant's failure for any reason to make the Elective Contributions required under the Flexible Benefits Plan with respect to Benefits under this Plan; or
(e) the last day of any Plan Year in which the Participant elects to discontinue participation effective as of the first day of the immediately following Plan Year. If a Participant's participation in the Plan terminates during a Plan
Year, he will nevertheless be deemed a participant solely for the purpose of receiving reimbursement of Dependent Care Expenses incurred during such Plan Year (whether such expenses are incurred before or after such termination), up to the amount of his Dependent Care Spending Account balance.

                    ARTICLE IV.  BENEFITS AND CONTRIBUTIONS

      4.1 Payments Under the Plan. Upon periodic written requests of the Participant received by the Administrator not later than March 31 of the succeeding Plan Year, the Administrator will reimburse all or part of the Dependent Care Expenses incurred by the Participant during such Plan Year in accordance with rules and procedures established by the Administrator; provided, however, that:

            (a) any such payment during or in respect of a particular Plan Year will be limited to the amount credited to the Participant's Dependent Care Spending Account at the time the reimbursement request is received by the Administrator, and all such payments will be limited in the aggregate to the Participant's Maximum Amount; and

            (b) payments hereunder will be made only if the Participant supplies the Administrator with such proof of the Dependent Care Expenses in question as the Administrator requires (including taxpayer identification numbers).

      4.2   Source of Payments/Funding Limitations.
            --------------------------------------

            (a) All of the amounts payable under the Plan will be paid by the Employers from their general assets with the Elective Contributions and/or Flex Dollar Contributions credited to the Dependent Care Spending Accounts established by the Administrator on its records for the Participants who elect this Benefit under the Flexible Benefits Plan for a Plan Year. No interest or earnings will be credited to the Dependent Care Spending Accounts. Nothing herein shall be construed to require an Employer to maintain any fund or segregate any amount for the benefit of any Participant and no Participant or other person shall have any claim against, right to, or security or other interest in, any fund, account or asset of the Employers from which any payment under the Plan may be made.

            (b) The sum of the Elective Contributions credited to a Participant's Dependent Care Spending Account during the Plan Year pursuant to a Participant's election under the Flexible Benefits Plan (and any modification of an election) may not exceed the Maximum Amount.

      4.3 Forfeiture of Unused Benefits. Any Elective Contributions credited to a Participant's Dependent Care Spending Account for a Plan Year which are not used to reimburse Dependent Care Expenses will be forfeited; provided, however, that amounts contributed during a Plan Year may be used to pay claims for reimbursement of Dependent Care Expenses incurred during such Plan Year that are submitted until March 31 of the succeeding Plan Year. Forfeited amounts will be used to pay the administrative expenses of this Plan and the Flexible Benefits Plan.

            ARTICLE V.  ADMINISTRATION, AMENDMENTS AND TERMINATION

      5.1 Administration. The administration of the Plan will be under the supervision of the Administrator or its delegate or a claims administrator chosen by the Company. It will be a principal duty of the Administrator to see that the Plan is carried out, in accordance with its terms, for the exclusive benefit of Participants. The Administrator will have sole and absolute power and authority to administer the Plan and all of its details, subject to applicable requirements of law. For this purpose, the Administrator's powers will include, but will not be limited to, the following authority:

            (a) To make and enforce such rules and regulations as it deems necessary or proper for the efficient administration of the Plan;

            (b) To interpret the Plan, decide all questions (including factual questions) concerning the eligibility of any persons to participate in the Plan, make benefit determinations, and construe any ambiguous provision of the Plan, correct any defect, supply any omission, or reconcile any inconsistency, in such manner and to such extent as the Administrator in its sole discretion may determine; and any such action of the Administrator will be binding and conclusive upon all Participants;

            (c) To appoint such agents, counsel, accountants, consultants and other persons as may be required to assist in administering the Plan; and

            (d) To allocate and delegate its responsibilities under the Plan and to designate other committees, entities or persons to carry out any of its responsibilities under the Plan. Any such allocation, delegation or designation will be in writing, will be reviewed periodically by the Administrator, and will be terminable upon such notice as the Administrator in its discretion deems reasonable and proper under the circumstances.

      5.2 Reliance on Tables, etc. In administering the Plan, the Administrator will be entitled, to the extent permitted by law, to rely conclusively on all tables, valuations, certificates, opinions and reports which are furnished by accountants, counsel or other experts employed or engaged by the Administrator.

      5.3 Nondiscriminatory Exercise of Authority. Whenever, in the administration of the Plan, any discretionary action by the Administrator is required, the Administrator will exercise its authority in a nondiscriminatory manner so that all persons similarly situated will receive substantially the same treatment.

      5.4 Indemnification of Administrator. The Employers agree to indemnify and to defend to the fullest extent permitted by law any person serving as the Administrator or as a member of a committee designated as Administrator (including any such persons who formerly served as Administrator or as a member of such committee) against all liabilities, damages, costs and expenses (including attorneys' fees and amounts paid in settlement of any claims approved by the Company) occasioned by any act or omission to act in connection with the Plan, if such act or omission is in good faith.

      5.5 Expenses. The expenses of administering the Plan, including, without limitation, the expenses of the Administrator properly incurred in the performance of its duties under the Plan, shall be paid by the Employers, as directed by the Company.

      5.6   Amendment and Termination of Plan.
            ---------------------------------

            (a) The Company reserves the right to amend, modify or terminate the Plan at any time and from time to time without the consent of any Participant or employee or Employer by action of its Managers or by EPAC.

            (b) The Company's right to amend or terminate the Plan shall not be affected or limited in any way by an Eligible Employee's retirement or other termination of employment. Prior practices by the Company shall not diminish in any way the rights granted to the Company under this Section.

            (c) Any such amendment or termination shall be expressed in a written instrument executed by an officer of the Company or the EPAC, as applicable. Such an amendment or termination shall be effective as of the date designated in such instrument or, if no such effective date is so designated, on the date of the execution of such instrument.

                         ARTICLE VI. GENERAL PROVISIONS

      6.1 Employment Rights. The adoption and maintenance of the Plan will not be deemed to constitute a contract of continuing employment between an Employer and any Participant. Nothing contained herein will be construed to give any Participant the right to be retained in the employment of an Employer or to interfere with the right of an Employer to terminate the employment of any Participant at any time.

      6.2 Nonalienation of Benefits. Except as otherwise provided in the Plan, no right or benefit under the Plan will be subject to anticipation, alienation, sale, assignment, pledge, encumbrance or charge, and any attempt to anticipate, alienate, sell, assign, pledge, encumber or charge such right or benefit will be void.

      6.3   Claims Procedures.
            -----------------

            (a) Any Participant who believes that he is entitled to receive a Benefit under the Plan must file a claim for reimbursement with the Claims Administrator.

            (b) Unless such claim is allowed in total, the Claims Administrator will, within 90 days after such claim was filed (plus an additional period of 90 days if required for processing, provided that notice of the extension of time is given to the claimant within the first 90-day period), cause written notice to be mailed to the claimant of the total or partial denial of such claim. Such notice will be written in a manner calculated to be understood by the claimant and will include (1) the specific reasons for the denial of the claim, (2) specific reference to the provisions of the Plan upon which the denial of the claim is based,
      (3) a description of any additional material or information necessary for the claimant to perfect the claim and an explanation of why such material or information is necessary, and (4) an explanation of the review procedure specified in paragraph (c) below. If a claimant does not receive any such notice from the Claims Administrator within 90 days after the date of filing the claim, his claim will be deemed to have been denied.

            (c) Within 60 days after the denial of his claim, the claimant or his duly authorized representative may appeal such denial by filing with the Administrator his written request for a review of his claim. If such an appeal is so filed within such 60-day period, the Administrator will conduct a full and fair review of such claim and mail or deliver to the claimant a written decision on the matter based on the facts and the pertinent provisions of the Plan within 60 days after the receipt of the request for review (unless special circumstances require an extension of up to 60 additional days, in which case written notice of such extension will be given to the claimant prior to the commencement of such extension). Such decision will be written in a manner calculated to be understood by the claimant, will state the specific reasons for the decision and the specific Plan provisions on which the decision was based and will, to the extent permitted by law, be final and binding on all interested persons. During such review, the claimant will be given the opportunity to review documents that are pertinent to his claim and to submit issues and comments in writing. If the decision on review is not furnished within such 60-day or 120-day period, as the case may be, the claim will be deemed to have been denied on review. To the extent that a named fiduciary is appointed for purposes of conducting the appeal described above, such named fiduciary shall have the same powers to interpret the Plan and make factual findings with respect thereto as are given to the Administrator under Section 5.1(b) hereof.

      6.4 Illegality of Particular Provision. The illegality of any particular provision of this Plan will not affect the other provisions but the Plan will be construed in all respects as if such invalid provisions were omitted.

      6.5 Governing Law. The Plan will be construed and enforced in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the laws of the State of Iowa, to the extent such laws are not preempted by ERISA.

      6.6 Nondiscrimination. The Administrator intends to administer the Plan so that Benefits payable hereunder will qualify for exclusion from the gross income of Participants under the provisions of sections 129 and 125 of the Code, including any prohibitions against discrimination in favor of "key employees" or "highly compensated participants" (as defined in Code section 125) or "highly compensated employees" or "principal shareholders or owners" (as defined in Code section 129). If necessary, the Administrator will reduce the Contributions designated to pay for Dependent Care Expenses by each Participant who qualifies as a key employee, principal shareholder or owner, highly compensated employee or a highly compensated participant on a pro rata basis to a level that the Administrator has determined will satisfy any relevant nondiscrimination tests. The Administrator will automatically convert such excess Contributions into a cash Benefit under the Flexible Benefits Plan without the consent of the affected Participants. If an affected Participant has allocated Contributions to his Dependent Care Spending Account, the Participant's Elective Contributions will be reduced to zero, to the extent necessary to achieve such pro-rata reduction of Benefits.

      6.7 Facility of Payment. Whenever any Participant entitled to Benefits under the Plan shall be under a legal disability or, in the sole judgment of the Administrator shall otherwise be unable to apply Benefits to his own best interest and advantage, or is deceased, the Administrator may make payment to his legal representative, and such payment shall completely discharge the liability of the Employers for such Benefits.

            IN WITNESS WHEREOF, the Company has executed this document this 13th day of December, 2000, to be effective as of January 1, 2000.

                              GALILEO INTERNATIONAL LLC



                              By: Lyn Bulman
                                 ---------------------------------------
                                 Title: Senior Vice President

                                   APPENDIX I

                                ADOPTING ENTITIES

            (a)   Galileo International LLC
            (b)   Effective January 1, 2001, Quantitude, Inc.
            (c) Effective January 1, 2001, Trip.com (except that no Flex Dollars shall be contributed to the Plan with respect to any eligible employee of Trip.com)

Exhibit 11.1

COMPUTATION OF EARNINGS PER SHARE
    (in thousands, except per share data)


                                                  2000         1999        1998
                                                ---------    ----------  ----------

Net income                                      $ 148,889    $ 218,208   $ 195,614


Weighted average shares issued                   105,053       104,899     104,807
Weighted average treasury stock                  (15,081)       (6,758)        (11)
                                                ---------    ----------  ----------
    Weighted average shares outstanding           89,972        98,141     104,796

Effect of dilutive options and restricted stock      378           673         390
                                                ---------    ----------  ----------
    Diluted weighted average shares outstanding   90,350        98,814     105,186


Earnings per common share:
    Basic earnings per share                        1.65          2.22        1.87
                                                =========    ==========  ==========
    Diluted earnings per share                      1.65          2.21        1.86
                                                =========    ==========  ==========


Exhibit 21.1

Subsidiares of the Registrant




Name                                 Ownership                       Place of

                                                                     Incorporation/
                                                                     Organization

Apollo Galileo Mexico S.A. de C.V.   99% Apollo Galileo USA          Mexico
Edificio Corporativo Polanco         Partnership
Jaime Balmes #8                      1% Non-Galileo Entity
Mezannine 7 y 8
Col. Los Morales Polanco
11570 Mexico D.F.C.P. MEXICO

Apollo Galileo USA Partnership       99% Apollo Galileo USA Sub I,   Delaware, United
9700 W. Higgins Road, Suite 400      Inc.                            States
Rosemont, Illinois 60018 USA         1% Apollo Galileo USA Sub II,
                                      Inc.

Apollo Galileo USA Sub I, Inc.       100% Galileo International,     Delaware, United
9700 W. Higgins Road, Suite 400      L.L.C.                          States
Rosemont, Illinois 60018 USA

Apollo Galileo USA Sub II, Inc.      100% Galileo International,     Delaware,United States
9700 W. Higgins Road, Suite 400      L.L.C.
Rosemont, Illinois 60018 USA

Covia Canada Partnership Corp.       100% Galileo International,     Canada
c/o Fasken Martineau DuMoulin        L.L.C.
Toronto Dominion Bank Tower, Box
20, Suite 4200
Toronto-Dominion Center

Toronto, Ontario M5K 1N6 CANADA

Distribution Systems, Inc.           100% Galileo BA, Inc.           Delaware, United
9700 W. Higgins Road, Suite 400                                      States
Rosemont, Illinois  60018 USA

Galileo Asia Limited                 100% Galileo International,     Delaware, United
9700 W. Higgins Road, Suite 400      L.L.C.                          States
Rosemont, Illinois 60018 USA

Galileo BA, Inc.                     100% Galileo International,     Delaware, United
9700 W. Higgins Road, Suite 400      Inc.                            States
Rosemont, Illinois 60018 USA

Galileo Belgium S.A.                 99% The Galileo Company         Belgium
Boulevard du Regent (Iaan) 54        1% Galileo France SARL
Fifth Floor
1000 Brussels, BELGIUM

Galileo Brasil Limited               100% Galileo International,     Delaware, United
9700 W. Higgins Road, Suite 400      L.L.C.                          States
Rosemont, Illinois 60018 USA

Galileo Canada Distribution Systems  100% Galileo Canada Holding     Canada
Inc. 3330 Front Street W. 7th        Inc.
Toronto, Ontario M5V 3B7 CANADA

Galileo Canada Holding Inc.          100% Galileo International,     Canada
c/o Fasken Martineau DuMoulin        Inc.
Toronto Dominion Bank Tower, Box
20, Suite 4200
Toronto-Dominion Center

Toronto, Ontario M5K 1N6 CANADA

Galileo Canada Two Inc.              99% Galileo Canada ULC          Canada
c/o Fasken Martineau DuMoulin        1% Galileo Canada Holding Inc.
Toronto Dominion Bank Tower, Box
20, Suite 4200
Toronto-Dominion Center

Toronto, Ontario M5K 1N6 CANADA

Galileo Canada ULC                   100% Galileo International,     Nova Scotia, Canada
c/o Stewart McKelvey Stirling Scales Inc.
1959 Upper Water Street
P.O. Box 997
Halifax, Nova Scotia B3J 2X2 CANADA

Galileo Deutschland GmbH             100% The Galileo Company        Germany
Dusseldorfer Strasse 4-8
60329 Frankfurt GERMANY

Galileo do Brasil & Cia              99% Galileo Latin America,      Brazil
Avenida Paulista                     L.L.C.
475-8(degree)Andar                   1 % Galileo Brasil Limited
Edificia Kyoei
CEP 01311-908
Sao Paulo - SP BRAZIL

Galileo Espana, S.A.                 100% The Galileo Company        Spain
Peonias 2
Edificio Piovera Azul
28042 Madrid SPAIN

Galileo France SARL                  100% The Galileo Company        France
7/13 Paul-Emile Victor
92521 Neuilly-sur-Seine Cedex FRANCE

Galileo International B.V.           100% Galileo International,     The Netherlands
World Trade Centre, Amsterdam        Inc.
Airport
Schiphol Boulevard 249, 1118 BH
Luchthaven Schiphol,
THE NETHERLANDS

Galileo International Limited        100% Galileo International,     United Kingdom
Galileo House                        Inc.
2 Windsor Dials
Arthur Road
Windsor, Berkshire SL 1RS

UNITED KINGDOM

Galileo International, L.L.C.        100% Galileo International,     Delaware, United
9700 W. Higgins Road, Suite 400      Inc.                            States
Rosemont, Illinois 60018 USA

Galileo International Services, Inc. 100% Apollo Galileo USA         Delaware, United
11, Gogolevsky Blvd.                 Partnership                     States
Moscow 121019 RUSSIA

Galileo Latin America, L.L.C.        99% Galileo International,      Delaware, United
9700 W. Higgins Road, Suite 400      L.L.C.                          States
Rosemont, Illinois 60018 USA         1% Galileo Brasil Limited

Galileo Nederland B.V.               100% Galileo International,     The Netherlands
Neptunusstraat 35                    Inc.
2132 JA Hoofddorp
P.O. Box 3064, 2139 KB
THE NETHERLANDS

Galileo Nordiska AB                  100% Galileo International,     Sweden
Oxtorgsgatan                         Inc.
P.O. Box 7512
10392 Stockholm SWEDEN

Galileo Portugal Limited             100% The Galileo Company        United Kingdom
Edif. Amadeu Souza Cardoso
Alameda Antonia Sergio 22 - 3(degree) A

Miraflores

1498-132 ALGES PORTUGAL

Galileo Switzerland AG               100% Galileo International,     Switzerland
Grindelstrasse 6                     Inc.
8303 Basserdorf SWITZERLAND

Galileo United Kingdom Limited       100% Galileo International,     United Kingdom
Galileo House                        Inc.
2 Windsor Dials
Arthur Road
Windsor, Berkshire SL 1RS

UNITED KINGDOM

Galileo Technologies, Inc.           100% Galileo International,     Delaware, United
9700 W. Higgins Road, Suite 400      L.L.C.                          States
Rosemont, Illinois 60018 USA

Galileo Venezuela, C.A.              99% Galileo International, Inc. Venezuela
Av. Francisco de Miranda             1% Galileo International,
Torre Provincial, Torre A            L.L.C.
Piso 7, Oficinia 71, Chacao 1060
Caracas VENEZUELA

GIO Services, L.L.C.                 100% Galileo International,     Delaware, United
9700 W. Higgins Road, Suite 400      L.L.C.                          States
Rosemont, Illinois 60018 USA

Jogwin Limited                       100% The Galileo Company        United Kingdom
Galileo House
2 Windsor Dials
Arthur Road
Windsor, Berkshire SL 1RS

UNITED KINGDOM

Magellen Technologies, Inc.          100% Galileo International,     Delaware, United
9700 W. Higgins Road, Suite 400      Inc.                            States
Rosemont, Illinois 60018 USA

Quantitude, Inc.                     100% Galileo International,     Delaware, United
11551 East Arapahoe                  Inc.                            States
Englewood, Colorado 80112 USA

Quantitude United Kingdom Limited    100% Quantitude, Inc.           United Kingdom
Galileo House
2 Windsor Dials
Arthur Road
Windsor, Berkshire SL 1RS

UNITED KINGDOM

S.D. Shepherd Systems, Inc.          100% Galileo International,     Delaware, United
1401 Manatee Ave., W., Suite 1000    Inc.                            States
Bradenton, Florida 34205 USA

Terren Corporation                   100% Galileo Canada Holding,    Canada
c/o Fasken Martineau DuMoulin        Inc.
Toronto Dominion Bank Tower, Box
20, Suite 4200
Toronto-Dominion Center

Toronto, Ontario M5K 1N6 CANADA

The Galileo Company                  99% Galileo International,      United Kingdom
Galileo House                        L.L.C.
2 Windsor Dials                            1% Non-GI Entities
Arthur Road
Windsor, Berkshire, SL4 1RS

UNITED KINGDOM

Travel Industries, Inc.              100% Trip.com, Inc.             Delaware, United
9700 W. Higgins Road, Suite 400                                      States
Rosemont, Illinois  60018 USA

Trip.com, Inc.                       100% Galileo International,     Delaware, United
9700 W. Higgins Road, Suite 400      Inc.                            States
Rosemont, Illinois  60018 USA



Exhibit 23.1








                               CONSENT OF KPMG LLP

The Board of Directors
Galileo International, Inc.:




We consent to incorporation by reference in the Registration Statements on Form S-8 (#333-55767, #333-71507, #333-77421, and #333-40378) and on Form S-3
(#333-45334) of Galileo International, Inc. of our report dated January 26, 2001, except as to Note 15, which is as of February 22, 2001, relating to the consolidated balance sheets of Galileo International, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, which report is included in the December 31, 2000 annual report on Form 10-K of Galileo International, Inc.

Chicago, Illinois
March 12, 2001

EXHIBIT 24.1

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned, being a director or officer or both of Galileo International, Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints James E. Barlett, Cheryl Ballenger, and Anthony C. Swanagan and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities, to sign the Annual Report for the Company's fiscal year ended December 31, 2000 on Form 10-K under the Securities Exchange Act of 1934, as amended, or any amendments or documents supplemental thereto, each in such form as they or any one of them, may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, each of the undersigned has hereunto set his or her hand this 22nd day of February, 2001


/s/ James E. Barlett                      /s/ Mina Gouran
------------------------------            -----------------------------
James E. Barlett                          Mina Gouran
Chairman, President and Chief             Director
Executive Officer (principal
executive officer)


/s/ Cheryl Ballenger                             /s/ Matthew F. C. Miau
------------------------------------------       -----------------------
Cheryl Ballenger                          Matthew F. C. Miau
Director, Executive Vice President,       Director
Chief Financial Officer and Treasurer
(principal financial and accounting
officer)


/s/ Anthony C. Swanagan
------------------------------------------      ------------------------
Anthony C. Swanagan                       Georges P. Schorderet
Director, Senior Vice President,          Director
General Counsel and Secretary


/s/ Graham W. Atkinson
------------------------------------------                             -
Graham W. Atkinson                        Andrew P. Studdert
Director                                  Director


/s/ Wim Dik                               /s/ Kenneth Whipple
------------------------------            -----------------------------
Wim Dik                                   Kenneth Whipple
Director                                  Director

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned, being a director or officer or both of Galileo International, Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints James E. Barlett, Cheryl Ballenger, and Anthony C. Swanagan and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities, to sign the Annual Report for the Company's fiscal year ended December 31, 2000 on Form 10-K under the Securities Exchange Act of 1934, as amended, or any amendments or documents supplemental thereto, each in such form as they or any one of them, may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has hereunto set his or her hand this day 27th day of February, 2001



James E. Barlett                          Mina Gouran
Chairman, President and Chief             Director
Executive Officer (principal
executive officer)



Cheryl Ballenger                          Matthew F. C. Miau
Director, Executive Vice President,       Director
Chief Financial Officer and Treasurer
(principal financial and accounting
officer)



Anthony C. Swanagan                       Georges P. Schorderet
Director, Senior Vice President,          Director
General Counsel and Secretary


                                          /s/ Andrew P. Studdert
------------------------------            -----------------------------
Graham W. Atkinson                        Andrew P. Studdert
Director                                  Director



Wim Dik                                   Kenneth Whipple
Director                                  Director

                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned, being a director or officer or both of Galileo International, Inc., a Delaware corporation (the "Company"), hereby constitutes and appoints James E. Barlett, Cheryl Ballenger, and Anthony C. Swanagan and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead in any and all capacities, to sign the Annual Report for the Company's fiscal year ended December 31, 2000 on Form 10-K under the Securities Exchange Act of 1934, as amended, or any amendments or documents supplemental thereto, each in such form as they or any one of them, may approve, and to file the same with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done so that such Annual Report shall comply with the Securities Exchange Act of 1934, as amended, and the applicable Rules and Regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has hereunto set his or her hand this 7th day of March, 2001



James E. Barlett                          Mina Gouran
Chairman, President and Chief             Director
Executive Officer (principal
executive officer)



Cheryl Ballenger                          Matthew F. C. Miau
Director, Executive Vice President,       Director
Chief Financial Officer and Treasurer
(principal financial and accounting
officer)


                                          /s/ Georges P. Schorderet
------------------------------            -----------------------------
Anthony C. Swanagan                       Georges P. Schorderet
Director, Senior Vice President,          Director
General Counsel and Secretary



Graham W. Atkinson                        Andrew P. Studdert
Director                                  Director



Wim Dik                                   Kenneth Whipple
Director                                  Director

EXHIBIT 99

                                  RISK FACTORS

Set forth below and elsewhere in this report are cautionary statements identifying important factors that could cause actual results to differ materially from the results contemplated by the forward-looking statements made by us, whether oral or written. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following risks, as well as the other information contained or incorporated by reference in this report.

We Face the Pressures of a Competitive Industry

The markets in which we operate are highly competitive. Our electronic travel distribution business competes primarily against other large and well-established global distribution systems. Our principal competitors are Sabre Holdings Corporation, Worldspan L.P. and Amadeus Global Travel Distribution, S.A., each of which offers many services similar to our services. Factors affecting competitive success of electronic global distribution systems include depth and breadth of information, functionality, ease of use, reliability, service and incentives to customers, and range of products available to travel providers, travel agents and consumers. We believe we compete effectively with respect to each of these factors. Increased competition, however, could require us to increase incentives, to increase spending on marketing or product development or otherwise to take actions that might adversely affect our results of operations.


Competition to Attract and Retain Travel Agency Subscribers Could Have a Negative Effect on Our Business

Competition to attract and retain travel agency subscribers is intense. The failure to renew travel agency contracts or obtain new subscribers could negatively impact our business. In highly competitive markets, our competitors and we offer incentive payments to travel agency subscribers if certain productivity or booking volume growth targets are achieved. Although continued expansion of the use of incentive payments could adversely affect our profitability, our failure to continue to make these payments could result in the loss of some travel agency subscribers. If we were to lose a significant portion of our current base of travel agencies to a competitor or if we were forced to increase the amounts of incentive payments significantly, our business, financial condition or results of operations would be materially and adversely affected. In addition, our five largest travel agency subscriber customers accounted for an aggregate of 22% of our bookings in 2000. The loss of bookings generated by one or more of these travel agencies, without replacement, could negatively impact our business.

An Increase in Direct Access to Travel Vendors Could Hurt Our Business

Travel vendors have increasingly been providing direct access to their reservation systems through their web sites, which could potentially bypass CRSs. A significant increase in direct access to travel vendors, without the use of a CRS, would have a material adverse effect on our results of operations.

An  Increase  in Bookings on  Internet  Travel  Sites Could  Adversely  Affect
Business

Consumers are increasingly making more travel reservations through online travel web sites and less through traditional "brick-and-mortar" travel agencies. This channel shift could adversely affect our business, as our market share of bookings through Internet web sites is currently lower than in the traditional brick-and-mortar agency channel. Although we seek to expand our Internet presence and have developed several products and enhancements to enable us to do so, we cannot assure you that these efforts will be successful. If we are unable to respond to these changes, we may not be able to effectively pursue our strategy of penetrating these markets or may not be able to derive sufficient benefit from expansion into these markets. Our failure to respond to these trends rapidly and adequately could have a material adverse effect on our business.

Failure to Maintain Technological Competitiveness and to Make Technological Innovations May Have a Negative Effect on Our Business

It is important that we make timely and cost-effective enhancements and additions to our technology and introduce new products that meet the business demands of our travel vendor and subscriber customers. The success of new products depends on several factors, including:

        o   identifying and responding to industry trends on a timely basis;

        o   identifying the needs of travel vendors and subscribers;

        o   developing and introducing new products in a timely manner;

        o   managing the cost of new product development;

        o   differentiating new products from those of our competitors; and

        o achieving market acceptance of new products, including our Internet products.

Our business could suffer if we fail to adequately respond to industry trends, if we fail to identify and develop new products in a timely manner, if products developed by others render our offerings obsolete or noncompetitive or if we make substantial investments in technologies that do not achieve broad acceptance in the marketplace.

Our Technology Costs Are Substantial and Cannot Be Quickly Reduced in Response to a Reduction in Revenue

We have made a significant investment in our technology infrastructure. As a result, our operating expenses are largely fixed and our technology costs would remain relatively constant over a period of time even if our booking volumes were to decline. A prolonged reduction in booking volumes could adversely affect our financial condition if we could not reduce these fixed costs.

Damage to Key Data Facilities Could Adversely Affect Our Business

Our data and transaction processing services are dependent on our Data Center, located near Denver, Colorado. Although we believe that we have taken sufficient precautions to protect this facility, a natural or manmade disaster or other calamity that causes significant damage to the facility or our systems would adversely affect our business. We also rely on several communications companies in the United States and internationally to provide network connections between our Data Center and our travel vendor and subscriber customers. If any of the communications companies are unable to provide the network connections and our contingency plans fail, our business would suffer.

Our Network and Software Are Vulnerable to Security Breaches and Similar Threats That Could Result in Our Liability for Damages and Harm Our Reputation.

Despite the implementation of security measures, the core of our IT infrastructure could be vulnerable to computer viruses, break-ins, network attacks and similar disruptive problems. If any of these events occurred, we could be liable for damages and our reputation could suffer, thereby deterring potential customers from working with us. Security problems caused by unathorized third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by unauthorized third parties could also jeopardize the security of confidential information stored in our computer systems and in those of our customers.

Although we intend to continue to implement industry-accepted security measures, the measures we implement could be circumvented. The costs and resources required to eliminate computer viruses and alleviate other security problems could result in interruptions, delays or cessation of service to our customers, which could hurt our business.

We Are Subject to United States Governmental Regulation

U.S. Federal regulations, which we refer to in this report as the U.S. CRS Rules, govern several elements of the computerized reservation system industry. If a CRS is offered to travel agencies within the United States, the U.S. CRS Rules apply to the operation of that system and its marketing to travel agencies and airlines. The U.S. CRS Rules require an airline that directly or indirectly owns five percent or more of a CRS to participate in all other airline-owned CRSs at the same level of functionality at which it participates in its own CRS. Accordingly, CRS owners such as Delta Airlines, Northwest Airlines and TWA all participate at high levels of functionality within our systems. Although we do not believe that any of these airlines would terminate its participation in our systems entirely, certain airlines have indicated that they would not participate equally in all CRSs in the absence of the U.S. CRS Rules. The expiration of the U.S. CRS Rules has been extended by the U.S. Department of Transportation through March 31, 2001, and we expect that the rules will be further extended beyond this date. If the U.S. CRS Rules expire as planned, the decision by several airlines to downgrade their participation in our systems could result in a significant decrease in fees from these airlines. This, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We Are Subject to European Union Governmental Regulation

We also are  subject to  regulation  in the  European  Union.  We refer to these regulations as the EU CRS Rules. The main purpose of the EU CRS Rules is to encourage free competition among airline vendors by ensuring that all airline vendors and subscribers have equal access to all CRSs operating in the European Union and that the systems and displays of CRSs are neutral and non-discriminatory to all airline vendors, regardless of the size of the airline and whether or not it is an owner of a CRS.

The EU CRS Rules state that fees charged by CRSs must be non-discriminatory, reasonably structured and reasonably related to the cost of the service provided and used. In particular, the fees charged by a CRS must be the same for the same level of service. CRS bills must be sufficiently detailed to allow participating airlines and subscribers to see exactly which services have been used and participating airlines may disallow certain bookings unless they have previously accepted them. The European Commission could challenge our fee structure or put pressure on us to reduce fees charged to certain vendors. Any such action could have the effect of decreasing revenues earned by us in Europe. This, in turn, could have a material adverse effect on our business, financial condition and results of operations.

A Decline in Air Travel Could Hurt Our Business

Because most of our revenues come from the travel industry, events affecting the travel industry can significantly affect our earnings. In particular, because much of our revenue consists of fees generated by airline bookings, our earnings are especially sensitive to events that affect airline travel and the airlines that participate in our systems. Political instability, armed hostilities, terrorism, deep recession, inflation, strikes, lockouts or other labor disturbances may, if they cause a significant decline in the volume of air travel or an overall downturn in the business and operations of our travel vendor customers, adversely affect our business. In addition, the travel industry is seasonal in nature. Bookings, and thus fees charged for bookings through the Galileo and Apollo systems, decrease significantly each year in the fourth quarter, primarily in December, due to early bookings by customers for travel during the holiday season and due to a decrease in business travel during the holiday season.

Our Business Relies on Our Proprietary Software and Intellectual Property, Which May Be Vulnerable to Third Party Use

Some of our significant assets are our software and other proprietary information and intellectual property rights. We rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect these assets. Our software and related documentation, however, are protected principally under trade secret and copyright laws, which afford only limited protection. In addition, the laws of some foreign jurisdictions may provide less protection in such jurisdictions than the laws of the United States for our proprietary rights. Unauthorized use of our intellectual property could have a material adverse effect on our business, and we cannot assure you that the legal remedies available to us would adequately compensate us for the damages to our business caused by such use.

Risks Related to Quantitude

It is important that we execute our business plan for Quantitude, our wholly owned telecommunications network services subsidiary formed in March 2000. Although Galileo has operated an extensive telecommunications network since its inception, we only recently developed Quantitude's business strategies and commenced offering these services to unaffiliated third parties. Because of Quantitude's limited operating history, you should consider that it has the risks of an early stage company in a new and rapidly evolving market. These risks and operating complexities are in addition to those we otherwise face in operating and expanding our existing business. To overcome these risks, Quantitude must:

        o   deliver a new  Internet  protocol-based  network to  Galileo  and to
            outside   customers   within  the  cost  and  time  frame  currently
            estimated, which is a significant undertaking;

        o   attract and retain customers other than Galileo;

        o   obtain services from third party providers;

        o respond to competitive developments, including current and potential competitors that have greater financial, marketing, and technical resources than Quantitude does;

        o develop billing, back-office and information systems to accommodate telecommunications-related services;

        o   effectively manage the growth of its operations; and

        o   comply with applicable laws and regulations.

We Cannot Predict the Impact of any Strategic Alternatives that our Board of Directors May Pursue

In October 2000, our Board of Directors authorized management to explore various strategic alternatives in an effort to maximize value to our stockholders. Such strategic alternatives could include, among other things, a change in control of the company or a significant restructuring of our business. We are unable to predict whether any strategic alternatives on acceptable terms will become available.

We May be Unable to Successfully Integrate Businesses that We Acquire into our Core Business

One component of our strategy is to make strategic acquisitions and to form strategic alliances from time to time, such as national distribution companies and Trip.com, which we acquired in 2000. We cannot assure you that we will acquire any businesses in the future, or that if we do acquire a business, that we will be able to successfully integrate and profitably manage these businesses. In addition, we cannot assure you that these acquired businesses will achieve and/or maintain revenue and profitability that justify our investment in them or that acquisitions will not have a material adverse effect on our results of operations, financial condition or business prospects.

The Loss of Some of our Key Employees Could Adversely Affect our Business

We believe that our future success will depend in large part on our ability to attract and retain highly skilled managerial, professional and technical personnel. We face significant competition in attracting and retaining personnel who possess the skills that are vital to the success of our business. As a result of this competition, we may experience a shortage of qualified personnel, which could have a material adverse effect on us.


Our business is managed by a relatively small number of senior management and key operating personnel. Losing some members of the senior management team or key operating personnel could have a material adverse effect on us.