Form 10-Q
period 2001-03-31
GALILEO INTERNATIONAL INC
filed 2001-05-08
CIK 1039300

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 2001

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

Yes X   No

At April 30, 2001, there were 87,558,895 shares of Common Stock, par value $.01 per share, of the registrant outstanding.

                      GALILEO INTERNATIONAL, INC.
                      QUARTER ENDED MARCH 31, 2001
                                 INDEX
                                                                        PAGE
PART I - FINANCIAL INFORMATION                                        --------

      Item 1.    Financial Statements of Galileo International, Inc.

                 Condensed Consolidated Balance Sheets as of March 31,
                 2001 (unaudited) and December 31, 2000                   3

                 Condensed Consolidated Statements of Income for the
                 quarters ended March 31, 2001 and 2000 (unaudited)       4

                 Condensed Consolidated Statements of Cash Flows for
                 the quarters ended March 31, 2001 and 2000 (unaudited)   5

                 Condensed Consolidated Statement of Stockholders'
                 Equity for the quarter ended March 31, 2001 (unaudited)  6

                 Notes to Condensed Consolidated Financial Statements     7

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           10

      Item 3.    Quantitative and Qualitative Disclosures About Market
                 Risk                                                    17


PART II - OTHER INFORMATION

      Item 5.    Other Information                                       18

      Item 6.    Exhibits and Reports on Form 8-K                        19


SIGNATURES                                                               20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   GALILEO INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)

                                                     March 31,   December 31,
                                                        2001        2000
                                                    ----------  -------------
                                                   (Unaudited)
                  ASSETS
                  ------
Current assets:
   Cash and cash equivalents                         $ 10,580     $ 2,460
   Accounts receivable, net                           271,249     192,199
   Other current assets                                51,798      50,036
                                                    ----------  ----------
Total current assets                                  333,627     244,695
Property and equipment, at cost:
   Land                                                 6,470       6,470
   Buildings and improvements                          76,499      76,452
   Equipment                                          424,721     416,406
                                                    ----------  ----------
                                                      507,690     499,328
   Less accumulated depreciation                      298,623     288,651
                                                    ----------  ----------
Net property and equipment                            209,067     210,677
Computer software, net                                164,359     160,270
Intangible assets, net                                694,279     720,212
Other noncurrent assets                               141,661     143,405
                                                    ----------  ----------
                                                   $1,542,993  $1,479,259
                                                    ==========  ==========


           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
   Accounts payable                                  $ 72,262    $ 76,913
   Accrued commissions                                 44,671      34,471
   Income taxes payable                                49,656       1,234
   Other accrued liabilities                          120,392     111,630
   Long-term debt, current portion                    187,654     212,654
                                                    ----------  ----------
Total current liabilities                             474,635     436,902

Pension and postretirement benefits                    83,531      79,285
Deferred tax liabilities                               28,902      35,398
Other noncurrent liabilities                           30,420      28,046
Long-term debt, less current portion                  434,392     434,392
                                                    ----------  ----------
Total liabilities                                   1,051,880   1,014,023
Stockholders' equity:
   Special voting preferred stock: $.01 par value;
     7 shares authorized; 3 shares issued and
     outstanding                                            -           -
   Preferred stock: $.01 par value; 25,000,000 shares
     authorized; no shares issued                           -           -
   Common stock:  $.01 par value;  250,000,000 shares
     authorized; 105,344,901 and 105,232,696 shares
     issued; 87,737,783 and 88,311,977 shares
     outstanding                                        1,053       1,052
   Additional paid-in capital                         684,024     682,988
   Retained earnings                                  399,639     357,008
   Unamortized restricted stock grants                 (1,763)     (1,963)
   Accumulated other comprehensive income              (7,462)     (4,493)
   Common stock held in treasury, at cost:
     17,607,118 and 16,920,719 shares                (584,378)   (569,356)
                                                    ----------  ----------
Total stockholders' equity                            491,113     465,236
                                                    ----------  ----------
                                                   $1,542,993  $1,479,259
                                                    ==========  ==========



        See accompanying notes to condensed consolidated financial statements.

                        GALILEO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited, in thousands, except share data)

                                                               Quarter
                                                           Ended March 31,
                                                     --------------------------
                                                          2001          2000
                                                          ----          ----

Revenues:
   Electronic global distribution services             $ 442,546     $ 421,306
   Information and network services                       23,307        19,432
                                                     ------------  ------------
                                                         465,853       440,738
Operating expenses:
   Cost of operations                                    163,645       134,004
   Commissions, selling and administrative               197,990       180,734
   Special charge - services agreement                         -        19,725
   Special charge - in-process research and development
    write-off                                                  -         7,000
                                                     ------------  ------------
                                                         361,635       341,463
                                                     ------------  ------------
Operating income                                         104,218        99,275

Other income (expense):
   Interest expense, net                                 (10,488)       (9,275)
   Other, net                                             (3,444)       (2,384)
                                                     ------------  ------------
Income before income taxes                                90,286        87,616

Income taxes                                              39,726        40,216
                                                     ------------  ------------
Net income                                              $ 50,560      $ 47,400
                                                     ============  ============
Weighted average shares outstanding                   87,978,305    90,678,954
                                                     ============  ============
Basic earnings per share                                  $ 0.57        $ 0.52
                                                     ============  ============
Diluted weighted average shares outstanding           88,236,155    90,902,545
                                                     ============  ============
Diluted earnings per share                                $ 0.57        $ 0.52
                                                     ============  ============

<

        See accompanying notes to condensed consolidated financial statements.

                        GALILEO INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, in thousands)

                                                                Quarter
                                                             Ended March 31,
                                                        -----------------------
                                                            2001         2000
                                                            ----         ----

Operating activities:

   Net income                                            $ 50,560     $ 47,400
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                        60,299       42,969
      Write-off of in-process research and development          -        7,000
      Gain on sale of assets                                 (783)        (169)
      Deferred income taxes, net                           (9,244)     (13,978)
      Changes in operating assets and liabilities,
          net of effects from acquisition of businesses:
        Accounts receivable, net                          (77,959)     (76,410)
        Other current assets                                 (597)      12,089
        Noncurrent assets                                  (2,446)        (418)
        Accounts payable and accrued commissions            8,491       23,845
        Accrued liabilities                                10,509         (226)
        Income taxes payable                               48,490       53,780
        Noncurrent liabilities                              6,630         (383)
      Other                                                 3,649        1,437
                                                        ----------   ----------

Net cash provided by operating activities                  97,599       96,936

Investing activities:
   Purchase of property and equipment                     (25,815)      (6,276)
   Purchase and capitalization of computer software       (18,388)      (7,735)
   Proceeds on sale of assets                               2,287          169
   Acquisition of businesses, net of $11,613 cash acquired      -     (101,214)
   Other investing activities                                   -       (5,000)
                                                        ----------   ----------

Net cash used in investing activities                     (41,916)    (120,056)

Financing activities:
   Borrowings under credit agreements                      19,000      135,000
   Repayments under credit agreements                     (44,000)           -
   Dividends paid to stockholders                          (7,929)      (8,091)
   Repurchase of common stock for treasury                (15,022)     (57,393)
   Payments of capital lease obligations                     (416)         (29)
   Other financing activities                               1,037           21
                                                        ----------   ----------

Net cash (used in) provided by financing activities       (47,330)      69,508
Effect of exchange rate changes on cash                      (233)        (297)
                                                        ----------   ----------

Increase in cash and cash equivalents                       8,120       46,091
Cash and cash equivalents at beginning of period            2,460        1,794
                                                        ----------   ----------

Cash and cash equivalents at end of period               $ 10,580     $ 47,885
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


                                                GALILEO INTERNATIONAL, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        (Unaudited, in thousands, except share data)


                                                                                Special
                                                                                Voting                   Additional
                                                                              Preferred       Common      Paid - in     Retained
                                                                                Stock         Stock        Capital      Earnings
                                                                             ------------- ------------- ------------ -------------


Balance at December 31, 2000                                                 $           - $       1,052 $    682,988 $     357,008
Comprehensive income:
   Net income                                                                            -             -            -        50,560
   Other comprehensive income (loss), net of tax:
    Unrealized holding losses on marketable securities                                   -             -            -             -
    Reclassification adjustment for gains included
      in net income                                                                      -             -            -             -
    Foreign currency translation adjustments                                             -             -            -             -
    Cash flow hedge- net derivative losses                                               -             -            -             -

   Other comprehensive income (loss)

Comprehensive income
Amortization of restricted stock grants                                                  -             -            -             -
Issuance of 84,505 shares of common stock under
   employee stock option plans                                                           -             1          683             -
Issuance of 27,700 shares of common stock under
   employee stock purchase plan                                                          -             -          353             -
Repurchase of 686,399 shares of common stock
   for treasury                                                                          -             -            -             -
Dividends paid ($0.09 per share)                                                         -             -            -        (7,929)
                                                                             ------------- ------------- ------------ --------------

Balance at March 31, 2001                                                    $           - $       1,053 $    684,024 $     399,639
                                                                             ============= ============= ============ =============


                                                                                           Accumulated
                                                                              Unamortized     Other
                                                                              Restricted   Comprehensive   Treasury
                                                                              Stock Grants    Income        Stock        Total
                                                                             ------------- ------------- ----------- --------------


Balance at December 31, 2000                                                   $    (1,963)  $    (4,493) $ (569,356)   $   465,236
Comprehensive income:
   Net income                                                                            -             -           -         50,560
   Other comprehensive income (loss), net of tax:
    Unrealized holding losses on marketable securities                                   -          (427)          -           (427)
    Reclassification adjustment for gains included
      in net income                                                                      -          (686)          -           (686)
    Foreign currency translation adjustments                                             -        (1,364)          -         (1,364)
    Cash flow hedge- net derivative losses                                               -          (492)          -           (492)
                                                                                                                      -------------
   Other comprehensive income (loss)                                                                                         (2,969)
                                                                                                                      -------------
Comprehensive income                                                                                                         47,591
Amortization of restricted stock grants                                                200             -           -            200
Issuance of 84,505 shares of common stock under
   employee stock option plans                                                           -             -           -            684
Issuance of 27,700 shares of common stock under
   employee stock purchase plan                                                          -             -           -            353
Repurchase of 686,399 shares of common stock
   for treasury                                                                          -             -     (15,022)       (15,022)
Dividends paid ($0.09 per share)                                                         -             -           -         (7,929)
                                                                             ------------- ------------ ------------  --------------

Balance at March 31, 2001                                                      $    (1,763)  $    (7,462)  $(584,378)  $    491,113
                                                                             ============= ============= ============ ==============

                                  See accompanying notes to condensed consolidated financial statements.


                       GALILEO INTERNATIONAL, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements of Galileo International, Inc. (herein referred to as the "Company", "we", "us", and "our") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.

     The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

     These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2001.

NOTE 2 - EARNINGS PER SHARE

     Basic earnings per share for the quarters ended March 31, 2001 and 2000 is calculated based on the weighted average shares outstanding for the period. Diluted earnings per share is calculated as if the Company had additional Common Stock outstanding from the beginning of the year or the date of grant for all dilutive stock options, net of assumed repurchased shares using the treasury stock method. This resulted in an increase in the weighted average number of shares outstanding for the quarters ended March 31, 2001 and 2000 of 257,850 and 223,591, respectively.

NOTE 3 - SPECIAL CHARGES

     The Company recorded a special charge of $1.7 million during the quarter ended September 30, 2000 related to the integration of Travel Automation Services Limited ("Galileo UK") into the Company's operations. The special charge was comprised of $1.4 million in severance costs related to the termination of 29 employees, and $0.3 million in facilities expenses. As of March 31, 2001, $0.9 million of severance related costs have been paid and charged against the liability and 19 employees have been terminated. The estimated remaining liabilities at March 31, 2001 and December 31, 2000 were $0.8 million and $1.1 million, respectively, and are included in the accompanying condensed consolidated balance sheets.

     In 1993 the Company, formerly Covia Partnership, combined with The Galileo Company Ltd. and consolidated its two data center facilities resulting in the closing of the Swindon, U.K. data center. In connection therewith, the estimated cost of the consolidation was charged to expense. At March 31, 2001 and December 31, 2000, the estimated remaining liabilities, principally related to facility closure costs, were $6.7 million and $7.0 million, respectively, and are included in the accompanying condensed consolidated balance sheets.

NOTE 4 - DEBT

     Outstanding long-term debt consists of the following at March 31, 2001 and December 31, 2000:

    (In millions)                           March 31,    December 31,
                                              2001          2000
                                           ------------  ------------
    Five-year credit agreement                 $ 400.0       $ 400.0
    16-month credit agreement                    187.0         212.0
    Term loan                                     34.4          34.4
    Other                                          0.7           0.7
                                           ------------  ------------
                                                 622.1         647.1
    Less current portion of long-term debt       187.7         212.7
                                           ------------  ------------
    Long-term debt                             $ 434.4       $ 434.4
                                           ============  ============

     As of March 31, 2001, the effective interest rate for amounts outstanding under the two credit agreements was 5.7%.

NOTE 5 - STOCKHOLDERS' EQUITY

     On February 22, 2001, the Board of Directors of the Company adopted a stockholder rights plan (the "Plan"). Under the Plan, the Company declared a dividend distribution of one Preferred Stock Purchase Right (a "Right") for each share of Common Stock of the Company outstanding at the close of business on March 8, 2001 (the "Record Date"), pursuant to the terms of a Rights Agreement, dated as of February 22, 2001 (the "Rights Agreement"). The Rights Agreement also provides, subject to specified exceptions and limitations, that shares of Common Stock issued or delivered from the Company's treasury after the Record Date will be entitled to and accompanied by Rights. The Rights are in all respects subject to and governed by the provisions of the Rights Agreement. The Rights initially trade together with the Company's Common Stock and are not exercisable. Under certain circumstances specified in the Rights Agreement, and in the absence of further action by the Company's Board of Directors, the rights generally will become exercisable and allow the holder to purchase from the Company one one-hundredth of a share of Series H Junior Participating Ordinary Preferred Stock at an initial purchase price of $90. The Board authorized the issuance of 2,500,000 preferred shares under the Plan, none of which has been issued. The Rights will become exercisable at a specified period of time after any person becomes the beneficial owner of 15% or more of the outstanding shares of

Common Stock or commences a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 15% or more of the Common Stock, in each case, without the approval of the Board. If any person becomes the beneficial owner of 15% or more of the outstanding Common Stock, each Right will entitle the holder, other than the acquiring person, to purchase, for $90, a number of shares of the Common Stock having a market value of $180. For persons who, as of February 22, 2001, beneficially owned 15% or more of the outstanding Common Stock, the Plan "grandfathers" their current level of ownership, so long as they do not purchase additional shares that result in ownership of 20% or more of the outstanding
Common Stock. The Company's Board of Directors may, at its option, redeem all rights for $0.01 per Right at any time prior to the time the Rights become exercisable. The Rights will expire on March 8, 2011, unless earlier redeemed, exchanged or amended by the Board of Directors.

     For the quarter ended March 31, 2001, the Company accounted for a $0.7 million unrealized holding loss on available-for-sale marketable equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The after tax effect of $0.4 million is included as a separate component of Stockholders' Equity.

     The Company also accounted for a $0.8 million net derivative loss on cash flow hedges in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The after tax effect of $0.5 million is included as a separate component of Stockholders' Equity.

     During 2000, the Board of Directors authorized an additional $250.0 million share repurchase program. The Company began purchasing shares under this program in June 2000, after completion of a $750.0 million program which had been authorized in 1999. Repurchased shares are held in treasury for the purpose of providing available shares for possible resale in future public or private offerings, and for other general corporate purposes. The purchases are funded through the Company's available working capital and borrowing facilities. The amount, timing and price of any repurchases of the Company's Common Stock depend on market conditions and other factors. For the quarter ended March 31, 2001, the Company repurchased 686,399 of its shares in the open market at a total cost of $15.0 million. As of March 31, 2001, the Company held a total of 17,607,118 shares in treasury.

     Comprehensive income for the quarter ended March 31, 2000 was $46.8 million, comprised of net income of $47.4 million, unrealized holding gains on securities of $0.3 million, and foreign currency translation adjustments of $(0.9) million.


NOTE 6 - INTEREST IN EQUANT

     At March 31,  2001,  the  Company  owned  1,106,564  non-marketable depository  certificates  representing  beneficial  ownership  of common stock of Equant N.V. ("Equant"), a telecommunications company affiliated with Societe Internationale de Telecommunications

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

     The Company's carrying value of these depository certificates was nominal at March 31, 2001 and December 31, 2000. Any future disposal of such depository certificates may result in significant gains to the Company. (1)


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

                                        Quarter Ended
    (In millions)                         March 31,
                                  --------------------------
                                       2001         2000
    Cash paid for:                     ----         ----
    Interest                        $    9.8   $     13.5
    Income taxes                         0.7          0.6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     We are one of the world's leading providers of electronic global distribution services for the travel industry utilizing a computerized reservation system. Through our Apollo(R) and Galileo(R) computerized reservation systems, we provide travel agencies at approximately 43,000 locations, numerous Internet travel sites, as well as corporations and consumers who use our self-booking products, with the ability to access schedule and fare information, book reservations and issue tickets for more than 500 airlines. We also provide subscribers with information and booking capabilities for major hotel chains, car rental companies, cruise lines and numerous tour operators throughout the world.

     We generate most of our revenue from the provision of electronic global distribution services. Booking fees are the primary source of this revenue and are charged to travel vendors for reservations made through our system. Booking fees depend on several factors, including the type of reservation booked (primarily air, car rental or hotel), the location of the subscriber making the booking and the level of travel vendor participation in our systems. In addition to

----------------
(1) See Statement Regarding Forward-Looking Statements on page 16.

booking fees and related premiums paid by travel vendors, subscribers generally pay fees for hardware, software and certain services. Such fees are often discounted or waived for travel agency subscribers, depending upon the level of bookings generated by the travel agency. In order to maintain and expand our travel agency subscribers, we often make incentive payments based on defined productivity or booking volume growth objectives.

     We  also  provide  information  services  to  airlines,   including
certain of our airline stockholders. We currently provide fares quotation services, internal reservation services, other internal management services and software development services to such airlines.

     Through our wholly owned subsidiary, Quantitude, Inc. ("Quantitude"), we have begun to provide enterprise networking services to several customers both in and outside of the travel industry. Launched in March 2000, Quantitude is currently expanding and upgrading our global private network to a standard Internet Protocol platform ("TCP/IP"), to deliver global Internet, Virtual Private Network, and telecommunications services worldwide. The new network will deliver the cost efficiencies of the Internet, coupled with the high quality service, reliability, and performance demanded by mission-critical private networks. (1) We believe that Quantitude will be a key contributor to revenue and earnings growth in 2001 and beyond. (1)

     Our  expenses  consist  primarily  of local  sales,  marketing  and customer service costs, commissions paid to national distribution companies ("NDCs"), costs associated with the operation of our Data Center and wages and benefits payable to our employees. Substantially all of our expenses are denominated and paid in U.S. dollars, with the exception of operating expenses incurred outside of the United States. Cost of operations shown on our statements of income consist primarily of the costs of operating our Data Center (including wages and benefits of Data Center and other technical services personnel, and hardware, software and communications costs), costs related to agency equipment (including installation, maintenance and help desk functions), and amortization of goodwill and other intangible assets arising from mergers and acquisitions. Commissions, selling and administrative expenses shown on our statements of income consist primarily of commissions payable to NDCs, incentives paid to subscribers and other costs of our selling and administrative functions.

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


-----------------
(1) See Statement Regarding Forward-Looking Statements on page 16.

      During the quarter ended March 31, 2001, we generated 95.0% of our revenue from electronic global distribution services and 5.0% of our revenue from information and network services. The following table summarizes electronic global distribution services revenues by geographic location as a percentage of the total, and summarizes total booking volumes for each of the periods indicated. The location of the subscriber making the booking determines the geographic region credited with the related revenues and bookings:

                                             Quarter
                                         Ended March 31,
                                     ------------------------
                                      2001          2000
                                      ----          ----
      Percentage of Revenue
      ---------------------
      U.S. Market                       38.6 %        39.8 %
      All Other Markets                 61.4          60.2
                                     --------      --------
                                       100.0 %       100.0 %
                                     ========      ========


      Worldwide Bookings
      ------------------
      (in millions)
      U.S. Market:
           Air                          30.8          33.7
           Car/Hotel/Leisure             5.3           5.8
                                     --------      --------
                                        36.1          39.5

      All Other Markets:
           Air                          55.7          54.8
           Car/Hotel/Leisure             1.6           1.6
                                     --------      --------
                                        57.3          56.4

      Total Worldwide Bookings          93.4          95.9
                                     ========      ========




FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

      REVENUES. Revenues increased $25.1 million, or 5.7%, to $465.8 million for the quarter ended March 31, 2001 from $440.7 million for the quarter ended March 31, 2000. Our electronic global distribution services revenues grew $21.2 million, or 5.0%. Total airline booking revenue increased 3.8% over the quarter ended March 31, 2000 primarily due to booking fee price increases that went into effect in January 2001 and growth in international bookings. The remaining increase in electronic global distribution services revenues was principally due to the inclusion of revenues of TRIP.com and Galileo UK, acquired on March 10, 2000 and April 14, 2000, respectively.

     Worldwide bookings decreased 2.6% year over year. International booking volumes increased 1.7% and U.S. booking volumes decreased 8.7% over the same period last year. The increase in international booking volumes was driven by solid growth in the Middle East, Africa, and Asia Pacific regions. We experienced double-digit air bookings growth in several markets including India, Belgium and Kuwait. The international bookings growth comes despite the effect of a change in airline behavior that resulted in an increased number of cancellations of waitlist and other non-ticketed bookings, primarily in Europe and the Middle East, which reduced net billable segments during the quarter ended March 31, 2001. This change in airline behavior was first reported in the third quarter of 2000. We have addressed the revenue impact of these actions with our 2001 pricing by introducing a segment cancel fee in markets outside of North America.

     The decline in U.S. booking volumes was primarily due to the increasing impact of a shift in bookings to Internet travel sites, where our market share is lower, and weaker travel demand resulting from the slowdown in the U.S. economy. Toward the end of the first quarter of 2001, we began to realize bookings from certain of our 2000 customer wins and expect to benefit from these incremental bookings throughout the remainder of 2001. (1) However, growth in traditional travel agency bookings may be mitigated by the accelerating shift of bookings to the Internet channel and a continued economic slowdown.
(1) While a further weakening in U.S. economic conditions could pose a risk, airlines have typically reduced fares to stimulate demand during such times, which mitigates the negative impact to our revenue outlook. In the Internet channel, our primary strategy is to establish multiple points of presence by serving as the booking engine behind several Internet travel sites such as UAL.com, Biztravel.com and Beyoo.com, and by expanding the presence of our own sites including TravelGalileo.com and TRIP.com. We believe our Internet strategy will strengthen our presence in this important channel and lead to profitable Internet growth. (1)

     Our information and network services revenues grew $3.9 million, or 19.9% over the quarter ended March 31, 2000 reflecting an increase in revenue primarily from hosting, network and development services provided to a large airline customer. Revenues from new Quantitude customers also contributed to the growth.

     COST OF OPERATIONS. Cost of operations expenses increased $29.6 million, or 22.1%, to $163.6 million for the quarter ended March 31, 2001 from $134.0 million for the quarter ended March 31, 2000. The increase was primarily attributable to $14.7 million in amortization of goodwill and other intangibles related to the TRIP.com acquisition ($2.3 million for the quarter ended March 31, 2000) and the impact of a full quarter's operating expenses related to the acquisition of TRIP.com and Galileo UK. Also contributing to the growth were increased wages consistent with higher staffing levels in our technical operations and Quantitude subsidiary, as well as higher depreciation and amortization expenses.



-----------------
(1) See Statement Regarding Forward-Looking Statements on page 16.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses increased $17.3 million, or 9.5%, to $198.0 million for the quarter ended March 31, 2001 from $180.7 million for the quarter ended March 31, 2000. The growth in electronic global distribution services revenues resulted in increased commissions to NDCs, which are generally based on a percentage of booking fee revenues, and have therefore grown at a rate consistent with the growth in booking fees by country. Incentive payments, which are provided to subscribers in order to maintain and expand our travel agency customer base, increased principally due to new and renegotiated contracts with our subscriber customers. These increases were partially offset by the elimination of commissions paid to Galileo UK following its acquisition as we no longer pay commissions but instead incur the direct costs of operating in this market. Remaining commissions, selling and administrative expenses increased primarily due to incremental operating expenses related to TRIP.com and Galileo UK as well as higher bad debt provisions, wages and recruitment expenses.

     SPECIAL CHARGES. We recorded a special charge of $19.7 million during the quarter ended March 31, 2000 related to the extinguishment of a portion of our liability arising from our services agreement with US Airways. As a result, we have no further payment obligations to US Airways related to price increases under this services agreement.

     We also recorded a special charge of $7.0 million during the quarter ended March 31, 2000 to write off in-process research and development costs related to our acquisition of TRIP.com.

     OTHER EXPENSE, NET. Other expense, net includes interest expense net of interest income, foreign exchange gains and losses, and other non-operating items. Other expense, net increased $2.2 million to $13.9 million for the quarter ended March 31, 2001 from $11.7 million for the quarter ended March 31, 2000. This increase was primarily due to the write-off of one of our technology investments in 2001, as well as higher interest expense arising from higher average debt levels in 2001. These increases were partially offset by gains from other technology and travel-related investments.

     INCOME TAXES. Income taxes decreased $0.5 million, or 1.2%, to $39.7 million for the quarter ended March 31, 2001 from $40.2 million for the quarter ended March 31, 2000. The decrease was a result of a lower effective income tax rate for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. Our effective tax rate was 44% in 2001 and approximately 46% in 2000. This decrease in the effective tax rate was primarily due to a state income tax planning strategy implemented in the fourth quarter of 2000.

     NET INCOME. Net income increased $3.2 million, or 6.7%, to $50.6 million for the quarter ended March 31, 2001 from $47.4 million for the quarter ended March 31, 2000. Net income as a percentage of revenues increased to 10.9% for the quarter ended March 31, 2001 from 10.8% for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $10.6 million and working capital totaled ($141.0) million at March 31, 2001. At December 31, 2000, cash and cash equivalents totaled $2.5 million and working capital totaled ($192.2) million. Excluding current portions of long-term debt, working capital totaled $46.6 million and $20.4 million at March 31, 2001 and December 31, 2000, respectively. We
carefully   monitor  cash   requirements   and  maintain   minimal  cash
balances.

     Net cash used in investing activities for the quarter ended March 31, 2001 principally related to purchases of equipment and software for the build-out of Quantitude's TCP/IP network, to enhance the technological platform of our computer systems, and to provide equipment to our travel agency subscribers. Capital expenditures, excluding the capitalization of internally developed software, were $38.5 million for the quarter ended March 31, 2001 compared to $11.0 million for the quarter ended March 31, 2000.

     Net cash used in financing activities for the quarter ended March 31, 2001 included net repayments of borrowings under our credit agreements of $25.0 million, repurchases of Common Stock for treasury totaling $15.0 million, and $7.9 million in dividends paid to our stockholders. We paid cash dividends of $0.09 per share on February 16, 2001 to stockholders of record as of February 2, 2001. At March 31, 2001, we had $313.0 million available under our revolving credit facilities.

     We expect that future cash requirements will principally be for capital expenditures, including purchases related to the continuing build-out of Quantitude's network, repayments of indebtedness, repurchases of our Common Stock for treasury, and potential acquisitions that are aligned with our strategic direction. (1) We believe that cash generated by operating activities will be sufficient to fund our future cash requirements, except that significant acquisitions, investments, or share repurchases may require additional borrowings or other financing alternatives. (1)

     In addition to reinvesting a substantial portion of earnings in our business, we currently intend to pay regular quarterly dividends and to repurchase additional shares of our Common Stock. (1) On April 20, 2001, we declared a cash dividend of $0.09 per share to be paid on May 18, 2001 to stockholders of record as of May 4, 2001. The declaration and payment of future dividends, as well as the amount thereof, and the amount of future repurchases of our Common Stock beyond authorized amounts are subject to the discretion of our Board of Directors and will depend upon our results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by our Board of Directors. There can be no assurance that we will declare and pay any future dividends or repurchase additional shares of our Common Stock. (1)


----------------
(1) See Statement Regarding Forward-Looking Statements on page 16.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this report that are not strictly historical, including statements as to plans, objectives and future performance, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our
current   expectations   and   projections   about  future  events.   We
undertake   no   obligation   to   publicly   update   or   revise   any
forward-looking  statements,  whether  as a result  of new  information,
future  events  or  otherwise.   These  forward-looking  statements  are
subject to risks and uncertainties that could cause actual events or results to differ materially from the events or results expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. Risks and uncertainties associated with our forward-looking statements include, but are not limited to the following:
o We face the pressures of a competitive industry, and compete primarily against other large and well-established global distribution systems.
o Competition to attract and retain travel agency subscribers, and the loss of bookings, without replacement, generated by one or more of our five largest travel agency customers, could hurt our business.
o An increase in direct access to travel vendors could hurt our business.
o An increase in bookings on Internet travel sites could adversely affect business.
o Failure to maintain technological competitiveness and to make technological innovations may have a negative effect on our business.
o Our technology costs are substantial and cannot be quickly reduced in response to a reduction in revenue.
o Damage to key data facilities could adversely affect our business.
o Our network and software are vulnerable to security breaches and similar threats that could result in our liability for damages and harm our reputation.
o We are subject to governmental regulations, changes in which could have an adverse effect on our business.
o A decline in air travel, due to political instability, adverse economic conditions or otherwise, could hurt our business.
o Our business relies on our proprietary software and intellectual property, which may be vulnerable to third party use.
o It is important that our enterprise networking services subsidiary execute its business plan, which includes delivering a new Internet protocol-based network within the cost and time frame currently estimated.
o We are unable to predict whether any strategic alternatives to maximize stockholder value will become available on acceptable terms.
o We may be unable to successfully integrate businesses that we acquire into our core business.
o The loss of some of our key employees could adversely affect our business.

     For additional information concerning these risks, see the risk factors filed as an exhibit to our 2000 Annual Report on Form 10-K and incorporated by reference herein.

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

     We  enter  into  foreign  exchange  forward   contracts  to  manage
exposure to fluctuations in foreign exchange rates related to the funding of our European and Canadian operations. At March 31, 2001, we have entered into foreign exchange forward contracts that provide for purchases of GBP 2.5 million, CAD 2.5 million, and EUR 2.0 million at various dates during the second quarter of 2001. At March 31, 2001, the notional principal amount of outstanding forward contracts was $7.1 million. We had no foreign exchange forward contracts outstanding as of December 31, 2000. The fair value of outstanding forward contracts at March 31, 2001 was $(0.2) million.

     We are party to a $400.0 million five-year credit agreement and a $500.0 million 16-month credit agreement (collectively, the "Credit Agreements") with a group of banks. Interest on the borrowings may be either Base Rate, CD Rate or LIBOR based. For the quarter ended March 31, 2001, the effective interest rate for loans outstanding under the Credit Agreements was 6.7%. If interest rates had averaged 10% higher in the first quarter of 2001, our interest expense would have hypothetically increased by $1.0 million. This amount was calculated by applying the hypothetical increase to the applicable interest rates and outstanding principal throughout the quarter ended March 31, 2001.

     We are exposed to variability in cash flows related to interest payments on our variable-rate $34.4 million term loan that matures in June 2003. It is our objective to hedge this interest rate exposure by using a derivative hedging instrument. Accordingly, at March 31, 2001 and December 31, 2000 we had an outstanding interest rate swap agreement (the "Swap Agreement") with a notional value of $34.4 million and a fixed interest rate of 5.87%. Under the Swap Agreement, we receive variable interest rate payments and make fixed interest rate payments, thereby creating fixed-rate long-term debt. The term of the Swap Agreement is identical to that of the underlying $34.4 million term loan. We have designated the Swap Agreement to be a cash flow hedge under the provisions of FAS 133. Accordingly, changes in the fair value of the Swap Agreement are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the variable-rate term loan affects earnings. The fair value of the outstanding Swap Agreement at March 31, 2001 and December 31, 2000 was $(0.8) million and $(0.1) million, respectively.

     We are also exposed to equity price risks on the marketable equity securities we hold for strategic purposes. Assuming a 20% adverse change in the March 31, 2001 equity prices of our marketable securities, our financial position would not have been materially affected.


PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     In October 2000, our Board of Directors authorized management to evaluate strategic alternatives for the Company to maximize shareholder value. Such alternatives include, but are not limited to, a leveraged buyout or sale to a strategic buyer. The process has been a top priority for us. We have been progressing as quickly and prudently as possible to bring this evaluation process to a conclusion. We are presently working very closely with interested parties and believe that the evaluation process will be concluded in the second quarter of 2001.(1) However, we can provide no assurance that any transaction will be completed or as to the timing of completion of any such transaction.

     In April 2001, we announced the acquisition of Southern Cross Distribution Systems Pty Limited ("Galileo Southern Cross") from Travel Industries Automated Systems Pty Limited, the owners of which were the Qantas Airways group, Ansett Airlines and Air New Zealand. Based in Sydney, Australia, Galileo Southern Cross distributes the Galileo computer reservation system to travel agency locations across Australia, New Zealand and the South Pacific.

     In April 2001, each executive officer of the Company entered into a new employment agreement with the Company.



















-----------------
(1) See Statement Regarding Forward-Looking Statements on page 16.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit Index

Exhibit Number       Exhibit Description
--------------       -------------------
4.1                  Certificate  of  Designation  of  Series  H  Junior
                     Participating  Ordinary  Preferred Stock of Galileo
                     International, Inc.

4.2 Rights Agreement, dated as of February 22, 2001, by and between Galileo International, Inc. and LaSalle Bank National Association, as rights agent (including Form of Certificate of Designation of Series H Junior Participating Preferred Stock, Form of Right Certificate and Summary of Rights to Purchase Preferred Stock as exhibits thereto) [Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]

10.1 Amended and Restated Non-Competition Agreement among Galileo International, Inc., Galileo International, L.L.C., and United Air Lines, Inc., UAL Corporation, Covia LLC, Air Wisconsin, Inc. and Air Wis Services, Inc. together with Schedule 1 indicating other substantially similar agreements

10.2 Services Agreement between Galileo International and SYNSTAR International Limited for Pan European Maintenance and Installation Services dated as of April 1, 2001

*10.3 Employment Agreement of James E. Barlett, dated as of April 27, 2001

*10.4                Form  of  Senior  [and  Executive]  Vice  President
                     Employment Agreement

99                   Risk   Factors   [Incorporated   by   reference  to
                     Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]

*Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

     The Company filed one current report on Form 8-K dated February 23, 2001 with the Securities and Exchange Commission, which reported the adoption by the Company of its stockholder rights plan (Item 5).

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Galileo International, Inc.




Date:  May 8, 2001                       By: /s/ Cheryl Ballenger
                                             --------------------
                                             Cheryl Ballenger
                                             Executive  Vice  President, Chief
                                             Financial Officer  and  Treasurer
                                             (principal financial and
                                             accounting officer)

                      GALILEO INTERNATIONAL, INC.
                             Exhibit Index


Exhibit Number       Exhibit Description
--------------       -------------------

4.1 Certificate of Designation of Series H Junior Participating Ordinary Preferred Stock of Galileo International, Inc.

4.2 Rights Agreement, dated as of February 22, 2001, by and between Galileo International, Inc. and LaSalle Bank National Association, as rights agent (including Form of Certificate of Designation of Series H Junior Participating Preferred Stock, Form of Right Certificate and Summary of Rights to Purchase Preferred Stock as exhibits thereto) [Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.1 Amended and Restated Non-Competition Agreement among Galileo International, Inc., Galileo International, L.L.C., and United Air Lines, Inc., UAL Corporation, Covia LLC, Air Wisconsin, Inc. and Air Wis Services, Inc. together with Schedule 1 indicating other substantially similar agreements

10.2 Services Agreement between Galileo International and SYNSTAR International Limited for Pan European Maintenance and Installation Services dated as of April 1, 2001

*10.3 Employment Agreement of James E. Barlett, dated as of April 27, 2001.

*10.4                Form  of  Senior  [and  Executive]  Vice  President
                     Employment Agreement

99                   Risk   Factors   [Incorporated   by   reference  to
                     Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]


*Management contract or compensatory plan or arrangement.

CL: 574162v1
CL: 574162v1

EXHIBIT 4.1

                           CERTIFICATE OF DESIGNATION
                                       of
                          SERIES H JUNIOR PARTICIPATING
                            ORDINARY PREFERRED STOCK
                                       of
                           GALILEO INTERNATIONAL, INC.

                         (Pursuant to Section 151 of the
                General Corporation Law of the State of Delaware)


     Galileo International, Inc., a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Company"), DOES HEREBY
CERTIFY:

     That, pursuant to authority vested in the Board of Directors of the Company by its Restated Certificate of Incorporation and pursuant to the provisions of
Section 151 of the General Corporation Law, the Board of Directors of the Company has adopted the following resolution providing for the issuance of a series of Ordinary Preferred Stock:

     RESOLVED, that pursuant to the authority expressly granted to and vested in the Board of Directors of the Company (the "Board of Directors" or the "Board") by the Restated Certificate of Incorporation of the Company, a series of ordinary preferred stock, par value $.01 per share (the "Ordinary Preferred Stock"), of the Company be, and it hereby is, created, and that the designation and amount thereof and the powers, designations, preferences and relative, participating, optional and other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof are as follows:

I.   Designation and Amount

     The shares of such series will be designated as Series H Junior Participating Ordinary Preferred Stock (the "Series H Preferred") and the number of shares constituting the Series H Preferred is 2,500,000. Such number of shares may be increased or decreased by resolution of the Board; provided, however, that no decrease will reduce the number of shares of Series H Preferred to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Series H Preferred.

II.  Dividends and Distributions

     (a)  Subject  to the  rights of the  holders of any shares of any series of
Preferred Stock ranking prior to the Series H Preferred with respect to dividends, the holders of shares of Series H Preferred, in preference to the holders of common stock, par value $.01 per share (the "Common Stock"), of the Company, and of any other junior stock, will be entitled to receive, when, as and if declared by the Board out of funds legally available for the purpose, dividends payable in cash (except as otherwise provided below) on such dates as are from time to time established for the payment of dividends on the Common Stock (each such date being referred to herein as a "Dividend Payment Date"), commencing on the first Dividend Payment Date after the first issuance of a share or fraction of a share of Series H Preferred (the "First Dividend Payment Date"), in an amount per share (rounded to the nearest cent) equal to the greater of (i) $1.00 or (ii) subject to the provision for adjustment hereinafter set forth, one hundred times the aggregate per share amount of all cash dividends, and one hundred times the aggregate per share amount (payable in kind) of all non-cash dividends, other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceding Dividend Payment Date or, with respect to the First Dividend Payment Date, since the first issuance of any share or fraction of a share of Series H Preferred. In the event that the Company at any time (i) declares a dividend on the outstanding shares of Common Stock payable in shares of Common Stock, (ii) subdivides the outstanding shares of Common Stock, (iii) combines the outstanding shares of Common Stock into a smaller number of shares, or (iv) issues any shares of its capital stock in a reclassification of the outstanding shares of Common Stock (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing or surviving corporation), then, in each such case and regardless of whether any shares of Series H Preferred are then issued or outstanding, the amount to which holders of shares of Series H Preferred would otherwise be entitled immediately prior to such event under clause (ii) of the preceding sentence will be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     (b) The Company will declare a dividend on the Series H Preferred as provided in the immediately preceding paragraph immediately after it declares a dividend on the Common Stock (other than a dividend payable in shares of Common Stock). Each such dividend on the Series H Preferred will be payable immediately prior to the time at which the related dividend on the Common Stock is payable.

     (c) Dividends will accrue on outstanding shares of Series H Preferred from the Dividend Payment Date next preceding the date of issue of such shares, unless (i) the date of issue of such shares is prior to the record date for the First Dividend Payment Date, in which case dividends on such shares will accrue from the date of the first issuance of a share of Series H Preferred or (ii) the date of issue is a Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series H Preferred entitled to receive a dividend and before such Dividend Payment Date, in either of which events such dividends will accrue from such Dividend Payment Date. Accrued but unpaid dividends will cumulate from the applicable Dividend Payment Date but will not bear interest. Dividends paid on the shares of Series H Preferred in an amount less than the total amount of such dividends at the time accrued and payable on such shares will be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board may fix a record date for the determination of holders of shares of Series H Preferred entitled to receive payment of a dividend or distribution declared thereon, which record date will be not more than 60 calendar days prior to the date fixed for the payment thereof.

III. Voting Rights

     In addition to any other voting rights required by law, the holders of shares of Series H Preferred will have the following voting rights:

     (a) Subject to the provision for adjustment hereinafter set forth, and subject to the limitations, if any, on voting rights of shares of Ordinary Preferred Stock set forth in the Restated Certificate of Incorporation, each share of Series H Preferred will entitle the holder thereof to one hundred votes on all matters submitted to a vote of the stockholders of the Company. In the event the Company at any time (i) declares a dividend on the outstanding shares of Common Stock payable in shares of Common Stock, (ii) subdivides the outstanding shares of Common Stock, (iii) combines the outstanding shares of Common Stock into a smaller number of shares, or (iv) issues any shares of its capital stock in a reclassification of the outstanding shares of Common Stock (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing or surviving corporation), then, in each such case and regardless of whether any shares of Series H Preferred are then issued or outstanding, the number of votes per share to which holders of shares of Series H Preferred would otherwise be entitled immediately prior to such event will be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

     (b) Except as otherwise provided herein, in any other Preferred Stock Designation creating a series of Preferred Stock or any similar stock, or by law, the holders of shares of Series H Preferred and the holders of shares of Common Stock and any other capital stock of the Company having general voting rights will vote together as one class on all matters submitted to a vote of stockholders of the Company.

     (c) Except as set forth in the Restated Certificate of Incorporation or herein, or as otherwise provided by law, holders of shares of Series H Preferred will have no voting rights.

IV.  Certain Restrictions

     (a) Whenever dividends or other dividends or distributions payable on the Series H Preferred are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series H Preferred outstanding have been paid in full, the Company will not:

     (i) Declare or pay dividends, or make any other distributions, on any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the shares of Series H Preferred;

     (ii) Declare or pay dividends, or make any other distributions, on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the shares of Series H Preferred, except dividends paid ratably on the shares of Series H Preferred and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

     (iii) Redeem, purchase or otherwise acquire for consideration shares of any stock ranking junior to the shares of Series H Preferred (either as to dividends or upon liquidation, dissolution or winding up); provided, however, that the Company may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the Company ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the shares of Series H Preferred; or

     (iv) Redeem, purchase or otherwise acquire for consideration any shares of Series H Preferred, or any shares of stock ranking on a parity with the shares of Series H Preferred (except as to dividends or upon liquidation, dissolution or winding up) except in accordance with a purchase offer made in writing or by publication (as determined by the Board) to all holders of such shares upon such terms as the Board, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, may determine in good faith will result in fair and equitable treatment among the respective series or classes.

     (b) The Company will not permit any majority-owned subsidiary of the Company to purchase or otherwise acquire for consideration any shares of stock of the Company unless the Company could, under paragraph (a) of this Article IV, purchase or otherwise acquire such shares at such time and in such manner.

V.   Reacquired Shares

     Any shares of Series H Preferred purchased or otherwise acquired by the Company in any manner whatsoever will be retired and canceled promptly after the acquisition thereof. All such shares will upon their cancellation become authorized but unissued shares of Ordinary Preferred Stock without designation as to series and may be reissued as part of a new series of Ordinary Preferred Stock without designation as to series, subject to the conditions and restrictions on issuance set forth herein, in the Restated Certificate of Incorporation of the Company, or in any other Ordinary Preferred Stock Designation creating a series of Ordinary Preferred Stock or any similar stock or as otherwise required by law.

VI.  Liquidation, Dissolution or Winding Up

     Upon any liquidation, dissolution or winding up of the Company, no distribution will be made (a) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the shares of Series H Preferred unless, prior thereto, the holders of shares of Series H Preferred have received $100 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment; provided, however, that the holders of shares of Series H Preferred will be entitled to receive an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to one hundred times the aggregate amount to be distributed per share to holders of shares of Common Stock or (b) to the holders of shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the shares of Series H Preferred, except distributions made ratably on the shares of Series H Preferred and all such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up. In the event the Company at any time (i) declares a dividend on the outstanding shares of Common Stock payable in shares of Common Stock, (ii) subdivides the outstanding shares of Common Stock, (iii) combines the outstanding shares of Common Stock into a smaller number of shares, or (iv) issues any shares of its capital stock in a reclassification of the outstanding shares of Common Stock (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing or surviving corporation), then, in each such case and regardless of whether any shares of Series H Preferred are then issued or outstanding, the aggregate amount to which each holder of shares of Series H Preferred would otherwise be entitled immediately prior to such event under the proviso in clause (a) of the preceding sentence will be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

VII. Consolidation, Merger, Etc.

     In the event that the Company enters into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then, in each such case, each share of Series H Preferred will at the same time be similarly exchanged for or changed into an amount per share, subject to the provision for adjustment hereinafter set forth, equal to one hundred times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Company at any time (a) declares a dividend on the outstanding shares of Common Stock payable in shares of Common Stock, (b) subdivides the outstanding shares of Common Stock, (c) combines the outstanding shares of Common Stock in a smaller number of shares, or (d) issues any shares of its capital stock in a reclassification of the outstanding shares of Common Stock (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing or surviving corporation), then, in each such case and regardless of whether any shares of Series H Preferred are then issued or outstanding, the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series H Preferred will be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

VIII.Redemption

      The shares of Series H Preferred are not redeemable.

IX.  Rank

     The Series H Preferred rank, with respect to the payment of dividends and upon liquidation, dissolution or winding up, junior to all other series of the Company's Preferred Stock, except any series that specifically provides that such series ranks junior to the Series H Preferred.

X.   Amendment

     Notwithstanding anything contained in the Restated Certificate of Incorporation of the Company to the contrary and in addition to any other vote required by applicable law, the Restated Certificate of Incorporation of the Company may not be amended in any manner that would materially alter or change the powers, preferences or special rights of the Series H Preferred so as to affect them adversely without the affirmative vote of the holders of at least 80% of the outstanding shares of Series H Preferred, voting together as a single series.

XI.  Fractional Shares

     Series H Preferred may be issued in fractions of a share that shall entitle the holder, in proportion to such holder's fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of shares of Series H Preferred.


IN WITNESS WHEREOF, this Certificate of Designation is executed on behalf of the Company by its Senior Vice President, General Counsel and Secretary and attested by its Acting Assistant Secretary this 8th day of March, 2001.

                                        GALILEO INTERNATIONAL, INC.



                                 By:   /s/ Anthony C. Swanagan
                                       Name: Anthony C. Swanagan
                                       Title:Senior Vice President,
                                        General Counsel and Secretary


Attest:



/s/ Dorian R. Williams
Name:  Dorian R. Williams
Title:  Acting Assistant Secretary

EXHIBIT 10.1




CONFORMED COPY



                 AMENDED AND RESTATED NON-COMPETITION AGREEMENT


                           dated as of July 30, 1997


                                     among


                          GALILEO INTERNATIONAL, INC.,

                         GALILEO INTERNATIONAL, L.L.C.,


                                      and


                            UNITED AIR LINES, INC.,


                                UAL CORPORATION,


                                   COVIA LLC,


                              AIR WISCONSIN, INC.


                                      and


                             AIR WIS SERVICES, INC.

                               TABLE OF CONTENTS




SECTION 1.  Definitions . . . . . . . . . . . . . . . . . . . . . . .2

SECTION 2.  Non-Competition . . . . . . . . . . . . . . . . . . . . .5

SECTION 3.  Additional Permitted Marketing and Distribution of Owner-
             Developed Products and Customized Products . . . . . . .7

SECTION 4.  Ethical Wall  . . . . . . . . . . . . . . . . . . . . . .9

SECTION 5.  Restrictions  . . . . . . . . . . . . . . . . . . . . . .10

SECTION 6.  Consent . . . . . . . . . . . . . . . . . . . . . . . . .11

SECTION 7.  Airline Affiliate Review Board  . . . . . . . . . . . . .11

SECTION 8.  Confidential Information  . . . . . . . . . . . . . . . .15

SECTION 9.  Disputes  . . . . . . . . . . . . . . . . . . . . . . . .15

SECTION 10.  Rights and Remedies Upon Breach  . . . . . . . . . . . .17

SECTION 11.  Severability of Covenants  . . . . . . . . . . . . . . .18

SECTION 12.  Blue-Penciling . . . . . . . . . . . . . . . . .........18

SECTION 13.  Attorneys' Fees and Costs  . . . . . . . . . . . . . . .18

SECTION 14.  Cumulative Remedies  . . . . . . . . . . . . . . . . . .18

SECTION 15.  Amendments . . . . . . . . . . . . . . . . . . . . . . .19

SECTION 16.  Governing Law  . . . . . . . . . . . . . . . . . . . . .19

SECTION 17.  Notice . . . . . . . . . . . . . . . . . . . . . . . . .19

SECTION 18.  Assignability  . . . . . . . . . . . . . . . . . . . . .20

SECTION 19.  Headings . . . . . . . . . . . . . . . . . . . . . . . .20

SECTION 20.  Termination  . . . . . . . . . . . . . . . . . . . . . .20

SECTION 21.  Counterparts . . . . . . . . . . . . . . . . . . . . . .21

                              AMENDED AND RESTATED
                           NON-COMPETITION AGREEMENT


                          AMENDED AND RESTATED NON-COMPETITION
     AGREEMENT (the "Agreement"), dated as of July 30, 1997, by and among Galileo International, Inc., a Delaware corporation ("Galileo, Inc."), Galileo International, L.L.C., a Delaware limited liability company ("Galileo, L.L.C.", and, together with Galileo, Inc., "Galileo"), Covia LLC, a Delaware limited liability company of which United Air Lines, Inc. is the sole member ("Covia" and the "Group Member-Owner"), UAL Corporation, a Delaware corporation ("UAL" and the "Ultimate Parent Entity"), United Air Lines, Inc., a Delaware corporation ("United" and an "Air Carrier Affiliate"), Air Wisconsin, Inc., a Delaware corporation ("Air Wisconsin" and an "Air Carrier Affiliate") and Air Wis Services, Inc., a Delaware corporation ("Air Wis" and an "Air Carrier Affiliate").

     WHEREAS, the Group and each Group Member acknowledges that the scope of the Core Business of Galileo and its subsidiaries is as defined in Section 1 hereof;

     WHEREAS, certain Group Members may have access to the trade secrets of, and confidential information concerning, the Core Business which are not available to the public;

     WHEREAS, the agreements and covenants contained in this Agreement are essential to protect the value of the Core Business of Galileo;

     WHEREAS, some or all of the Group Members were previously parties to a Non-Competition Agreement, dated as of September 16, 1993 (the "Original Non-Competition Agreement"), among some or all of the Group
Members and Galileo International Partnership, a Delaware general partnership(the "Partnership");

     WHEREAS, Galileo, L.L.C., a wholly owned subsidiary of Galileo, Inc., is the successor in interest by merger (the "Merger") to all of the Partnership's rights and obligations under the Original Non-Competition Agreement;

     WHEREAS, as a result of the Merger, the Group Member-Owner's former partnership interest in the Partnership has been converted into its Galileo Interest;
     WHEREAS, the Group Members and Galileo wish to amend and restate the terms of the Original Non-Competition Agreement as set forth herein;

     WHEREAS, the Group Member-Owner acknowledges that its agreements and covenants set forth herein are an integral part of the arrangements between itself and its Affiliates, on the one hand, and Galileo and its Affiliates, on the other hand, and that but for such agreements and covenants, Galileo would not enter into the arrangements relating to the Group Member-Owner's Galileo Interest;

     NOW, THEREFORE, in consideration of the mutual covenants and undertakings contained herein, and subject to and on the terms and conditions herein set forth, the parties agree as follows:

     SECTION 1. Definitions. As used in this Agreement, the following terms have the following meanings:
        "Affiliate"  means,  with respect to any entity at any time, a Person
(i) that at such time owns or controls, directly or indirectly, 50% or more of the capital stock (or other ownership interest, if not a corporation) of such entity ordinarily having voting rights, (ii) 50% or more of whose capital stock (or other ownership interest, if not a corporation) ordinarily having voting rights at such time is owned or controlled, directly or indirectly, by such entity or (iii) 50% or more of whose capital stock (or other ownership interest, if not a corporation) ordinarily having voting rights at such time is owned or controlled, directly or indirectly, by another Person that at such time owns or controls, directly or indirectly, 50% or more of the capital stock (or other ownership interest, if not a corporation) of such entity ordinarily having voting rights; provided, however, that Galileo shall be deemed not to be an "Affiliate" of any Owner or any Affiliate thereof; and provided, further, that (i) no Owner shall be deemed to be an "Affiliate" of any other Owner or any Affiliate thereof solely by virtue of its Galileo Interest; and
(ii) Instituto Per La Riconstruzione Industriale S.p.A., the Government of the Republic of Ireland and any ministry thereof, the Republic of Austria and its agencies, the Republic of Greece and its agencies, the Republic of Portugal and its agencies, and the Government of The Netherlands or any political subdivision or instrumentality thereof shall not be deemed to be an "Affiliate" of any Person.
        "Air Carrier" means a Person that directly or indirectly or by lease provides commercial passenger air transportation. "Air Carrier Competitor" means, with respect to the Group Member-Owner's Principal Air Carrier Affiliate, an Air Carrier that such Group Member-Owner's Principal Air Carrier Affiliate reasonably believes is a significant competitor thereof either overall or in a particular market segment, provided that in seeking relief pursuant to Section 7 with respect to such Air Carrier Competitor the petitioner shall specify whether they are seeking specific market relief or general relief and notwithstanding such request, the AARB, if finding in favor of the petitioner, may grant either specific market or general relief as it deems appropriate.

        "Board" means the Board of Directors of Galileo, Inc.

        "Business Day" means any day except a Saturday, Sunday, or other day on which commercial banks in Chicago, Illinois or London, England are authorized by law to close.

        "Computer Services Agreement" means the Amended and Restated Computer Services Agreement, dated as of July 30, 1997 entered into between Galileo, L.L.C. and United.

        "Core Business" means the provision of Reservations Services (excluding Cargo Services) to Neutral Travel Providers.

        "CRS Company" means any of SABRE,Amadeus/System One,Abacus, Axxess, Infini, Worldspan, or any successor in interest thereto, or any other Person other than Galileo that has earned at least 50% of its revenues in any of its preceding three fiscal years, or such shorter time that it has been in business, from the Core Business.

        "CRS Owner" means any Person, other than a Group Member with respect to its direct or indirect ownership interest in Galileo, that is not a CRS Company and either, (a) beneficially owns, directly or indirectly, an interest in a CRS Company, or (b) has earned more than 5% but less than 50% of its revenues in any of its preceding three fiscal years, or such shorter time that it has been in business, from the Core Business.

        "Director" means a director of Galileo, Inc.

        "Distributor" means a Person which has entered into,or enters into, a Distributor Agreement with Galileo.

        "Distributor Agreement" means any distributor agreement entered into between Galileo and any Person.

        "Effective Date" means the effective date of the IPO.

        "Galileo Interest" means an Owner's ownership interest in the capital stock of Galileo.

        "Group" means the Group Member-Owner signatory hereto, the Group Member-Owner Distributor signatory hereto, the Ultimate Parent Entity of such Group Member-Owner, the Principal Air Carrier Affiliate, and any other Air Carrier Affiliate of any of the foregoing and the Affiliates of any of them (each individually a "Group Member").

        "Internal Reservations System" means the central processing hardware utilized by a Group Member-Owner's Air Carrier Affiliate (including hardware operated on behalf of such Air Carrier Affiliate by a third party) to provide its Internal Reservations Services.

        "National Distributor Coordinating Committee" means the committee comprised of one individual from each Group Member- Owner Distributor, if any, which is a party to a Distribution Sales and Service Agreement with Galileo, which individual shall be appointed by such Group Member-Owner Distributor.

        "National Product" means a Reservations Service, Accounting Service, or Commercial Service (i) that is not otherwise available from Galileo and (ii) that is developed or licensed at a Group Member's cost. National Products will include products not otherwise available from Galileothat are developed as "National Products" by Galileo in accordance with the terms of the applicable Distributor Agreement between Galileo and the Group Member-Owner Distributor.

        "Owner" means any signatory hereto or to any other Non-Competition Agreement with Galileo that holds any shares of capital stock of Galileo.

        "Preferred Stock" means the Preferred Stock, par value $0.01 per share, of Galileo, Inc., in Series A through G.

        "Principal Air Carrier Affiliate" means United; provided, however, that for purposes of Section 7(c) only, "Principal Air Carrier Affiliate" means United, Air Wisconsin and Air Wis.

        "Sales Representation Agreement" means any sales representation agreement entered into between Galileo, L.L.C. and any Group Member.

        "Significant Competitor" means (i) any entity that, within the immediately preceding six-month period, accounted for more than 10% of direct access product bookings or ticketing within any of the billing territories established by the Galileo International Global Airline Distribution Agreement, as substantiated on the basis of independent data provided by ARC or BSPs or marketing or billing information provided by other Persons, Galileo to provide any such information which is in its possession and it is legally permitted to established after consultation provide, or (ii) if the measure of an entity's market share cannot be with Galileo and exchange between Group Member and Galileo of information regarding the entity's market share, any entity that a Group Member Owner's Principal Air Carrier Affiliate reasonably believes is a Significant Competitor of Galileo.

     Other  capitalized  terms used in this  Agreement  and not  defined in this
Section 1 shall have the meanings ascribed to them elsewhere in this Agreement or in Annex I hereto; provided, however, that in the event of any conflict in the definitions of such terms, the definitions in this Section 1 and elsewhere in this Agreement shall control.

     SECTION 2. Non-Competition.
     (a) Except through the Group Member-Owner's Galileo Interest, or as otherwise provided in this Agreement or pursuant to a Distributor Agreement or a Sales Representation Agreement, until this Agreement is terminated, neither the Group nor any Group Member shall engage in the Core Business, own an interest in a CRS Company, be a CRS Owner or own an interest in a CRS Owner.

     (b) A Group Member may acquire and own an interest that represents no more than 5% of the voting interests in a CRS Owner or a CRS Owner may acquire and own an interest that represents no more than 5% of the voting interests in a Group Member (either a "De Minimis Interest"); provided, that in either case the Person acquiring such De Minimis Interest does not have a representative on the board of directors (or similar governing body, if not a corporation) of the CRS Owner or Group Member, as the case may be.

     (c) A Group Member may acquire and own an interest that represents no more than 25% of the voting interests in a CRS Owner or a CRS Owner may acquire and own an interest that represents no more than 25% of the voting interests in a Group Member (either, a "Minor Interest") so long as the Group complies with the provisions of Section 4 below, except with respect to a De Minimis Interest, for which compliance with Section 4 is not required. A Group Member shall be permitted to acquire and own an interest that represents more than 25% of the voting interests in a CRS Owner and a CRS Owner shall be permitted to acquire and own an interest that represents more than 25% of the voting interests in a Group Member (either, a "Major Interest") so long as the Group Member complies with the provisions of Section 5 below.

     (d) Notwithstanding the foregoing, nothing herein shall prohibit a Group Member from:
        (i) providing Internal Airline Services or Internal Reservations Services for itself or for another Air Carrier;to the extent that a Group Member provides Internal Reservations Services to an Air Carrier that is not a Group Member, use of the Internal Reservations Services by such Air Carrier shall not be restricted by this Agreement and the Group and the Group Member providing such services shall be deemed not to have violated this Agreement as a result of such use; provided, however, the Group and the Group Member providing such services shall be deemed to have violated this Agreement if the Group Member's conduct is such that the probable result thereof would be material competition with the Core Business;

        (ii) providing Cargo Services to any Person;

        (iii) providing Reservations Services to Other Customers, either through its Internal Reservations System or, at its direction, through the Computer System and marketing such services directly to Other Customers; provided, that such Group Member shall take all reasonable steps necessary to ensure that such services are not used by Neutral Travel Providers, other than for their Non-Neutral Travel Business (the "Ancillary Use Restrictions");

        (iv) providing services (including  Reservations   Services)  to  Other
Customers using Direct Access Products, either through its Internal Reservations System, a Direct Access Distribution Channel or, at its direction, through the Computer System, or otherwise, and marketing such Direct Access Products directly to Other Customers; provided, that, such Group Member shall take all reasonable steps necessary to ensure that the Ancillary Use Restrictions are complied with;

        (v) providing Owner-Developed Products to any of its Other Customers;

        (vi) competing with Galileo or any other Person outside the Core
Business;

        (vii) participating, as a Vendor, in competing computer reservations systems owned or operated by one or more Vendors or Vendor Affiliates ("Competing CRS Systems") or in such systems owned or operated by Persons not Vendors or Vendor Affiliates, such as Prodigy, Istel, Videotel, Minitel, Smart Phone, Microsoft Network and Compuserve, that are not otherwise Competing CRS Systems ("Other Systems"); provided that, except as provided in subsections
(iv), (viii) or (xiii) of this Section 2(d), no Group Member may assist in the marketing of a Competing CRS System to any Person or in the marketing of an Other System to Persons other than individuals;

        (viii) promoting its airline products and services distributed through any distribution channel (including a Competing CRS System), so long as any such promotion does not, in the view of a reasonable person, refer negatively to Galileo or its products, either implicitly or explicitly; provided that the mere participation of such Group Member in any such distribution channel shall not be deemed in and of itself to refer negatively to Galileo or its products; provided further that in the event the promotion in accordance with this clause (viii) involves the promotion of the product of a Competing CRS System and Galileo offers a comparable product in such distribution channel (in functional, financial and commercial terms and with due regard to prevailing market conditions) to the product which a Group Member is promoting through such distribution channel, then such Group Member shall promote Galileo's product in a manner similar to, and to the same extent that, such Group Member promotes the distribution of such comparable product through any such distribution channel, except to the extent that promotion of Galileo's product would be commercially unreasonable or not proportionate to the breadth and depth of Galileo's product; provided further that, for the purposes of this subsection (viii),a Galileo product which cannot be biased in favor of the promoting Group Member's Principal Air Carrier Affiliate shall not be deemed to be comparable to a product of a Galileo competitor which may be biased in such manner, it being understood that no Group Member will be required to promote a Galileo product that is biased exclusively in favor of one or more non-Group Member Air Carriers.
        (ix) providing National Products to Neutral Travel Providers either through its Internal Reservations System or, at its direction, through the Computer System, but only until such time as Galileo develops a "Replacement Product" as defined in the Distributor Agreement;

        (x) in the case of the Group Member-Owner Distributor executing this Agreement, providing Distribution Services or other products or services that such Group Member-Owner Distributor determines are required by its National Territory and that Galileo, after consultation with such Group Member-Owner Distributor, has elected not to provide, so long as the functionality provided is compatible with and does not conflict with Galileo's Distribution Services;

        (xi) holding an interest in SITA or any other air transportation industry cooperative organization that is not a CRS Company or a CRS Owner, or having a representative on the board of directors of any such organization;

        (xii) providing such services to such Persons as may be mandated, from time to time, under applicable CRS Rules; or

        (xiii) marketing and distributing Owner-Developed Products and Customized Products in accordance with the provisions of Section 3 below.

     (e) No Group Member shall refer to any Person other than Galileo any business opportunity within the scope of the Core Business.

     SECTION 3. Additional Permitted Marketing and Distribution of Owner-Developed Products and Customized Products.
     (a) A Group Member may develop, market and distribute Owner-Developed Products and Customized Products directly to any of its Other Customers other than through Neutral Travel Providers, provided that the non-competition obligations of the Group Members under Sections 2(a), (b) and (c) of this Agreement shall remain in full force and effect. No Group Member, other than a Group Member providing customer support and service to such Other Customers pursuant to paragraph 4 of Appendix I of this Agreement, shall receive a booking fee split or any other revenues from Galileo for any Owner-Developed Product or Customized Product bookings, or any other direct access product bookings.

     (b) In addition to a Group Member's rights under Section 3(a), nothing herein shall prohibit a Group Member from developing, marketing and distributing Customized Products to corporate and consumer Other Customers through Neutral Travel Providers and permitting Neutral Travel Providers to support the use of such Customized Products by such Other Customers, subject to Appendix I of this Agreement and the following:

        (i) such Customized Products run only against a System used by Galileo to provide Reservations Services to Neutral Travel Providers and result in the payment of applicable booking fees to Galileo;

        (ii) all customization, when performed by or on behalf of Galileo, and display services in respect of such Customized Products are consistent with the provisions of the Computer Services Agreement, or with such other terms as Galileo and the Group Member agree upon; and

        (iii) such Customized Products are distributed by the Group Member in coordination with Galileo and the distributor or Sales Representative, if any, for the territory in which such Customized Products are used by, or distributed through, a Neutral Travel Provider, whether any such distributor is Galileo itself, a wholly owned subsidiary of Galileo or a Person acting as a Distributor pursuant to a Distributor Agreement, provided that nothing herein will require such Group Member to use the services of any of the aforementioned entities.

     (c) In addition to a Group Member's rights under Section 3(a), in the event that Galileo cannot or, for any reason, does not, produce any Customized Products on commercially reasonable third party terms, then a Group Member may develop, market and distribute Owner-Developed Products to corporate and consumer Other Customers through Neutral Travel Providers in lieu of Customized Products pursuant to Section 3(b) above, subject to the applicable provisions of Appendix I hereof, and may permit Neutral Travel Providers to support the use of those Owner-Developed Products by such Other Customers, provided that the Group Member shall not develop, market or distribute any such Owner-Developed Product unless it has given Galileo reasonable prior written notice of the Group Member's intention to develop, market and distribute such product.

     (d) As required by applicable law and regulation, Galileo may provide its direct access products and related services (which will not be deemed to include Owner-Developed Products or Owner-purchased customization features) to all participating carriers on non-discriminatory terms.

     SECTION 4. Ethical Wall.
     (a) A Group Member or a CRS Owner may acquire and own a Minor Interest so long as the Group is in compliance with each of the following:

        (i) No Group Member shall disclose any Confidential Information to the CRS Owner, the CRS Company owned by the CRS Owner (or their respective or to any Group Member that might make such Confidential Information available Affiliates) to the CRS Owner or the CRS Company owned by the CRS Owner (or their respective Affiliates).

        (ii) The Group shall have established and shall strictly enforce internal administrative procedures (an "Ethical Wall") to (x) maintain a complete segregation of the operations and personnel of Galileo, on the one hand, and the CRS Owner or the CRS Company owned by the CRS Owner (or their respective Affiliates), on the other, and (y) restrict the flow of Confidential Information from the Group to the CRS Owner, the CRS Company owned by the CRS Owner or (their respective Affiliates) or to any Group Member that might make such Confidential Information available to the CRS Owner or the CRS Company owned by the CRS Owner (or their respective Affiliates).

     (iii) Within 15 days of the date on which a Group Member or CRS Owner has acquired a Minor Interest, and annually thereafter, the Group shall deliver to Galileo a valid, binding and irrevocable undertaking, reasonably satisfactory in form and substance to Galileo, stating that each Group Member will comply with the terms of this Section 4 and setting forth the procedures to be utilized by the various parties thereto.

     (b) The procedures comprising an Ethical Wall shall include, without limitation, the following: (i) preparation of a detailed confidentiality memorandum approved by Galileo which shall be signed periodically by each recipient of Confidential Information; (ii) confidentiality legends on correspondence and memoranda; (iii) use of code names to avoid disclosure of competitively sensitive information relating to customers, supplier and vendors;
(iv) telephone communications confidentiality procedures; (v) restriction of internal communications to those persons acknowledged by Galileo to have a demonstrated "need to know"; (vi) channeling of Confidential Information through a designated individual approved in advance by Galileo; (vii) prohibition against responding to outside inquiries concerning the commercial aspects of the Core Business, which inquiries shall be referred to Galileo; (viii) internal document control, including file maintenance and document destruction; (ix) word processing and expense record controls to assure confidentiality; and (x) appropriate acknowledgment and periodic compliance certification procedures.

     (c) In the event  that it is  alleged  by a  majority  of the  whole  Board
(excluding for purposes of determining the size of the Board and the vote required to obtain a majority of the whole Board any Director or Directors elected by any Group Member) that the Group or any Group Member has not (x) established an adequate Ethical Wall or (y) strictly enforced such Ethical Wall at any time (either, an "Ethical Wall Breach"), and the Group Member-Owner disputes such allegation, such dispute shall be submitted to arbitration pursuant to Section 9 hereof to determine whether such an Ethical Wall Breach has occurred. If (i) the Group Member-Owner does not dispute such allegation or
(ii) the Arbitrator determines that the Group or any Group Member has committed an Ethical Wall Breach, the Group shall comply with the provisions of Section 5 below.
     SECTION 5. Restrictions.
     (a) If a Group Member shall be a CRS Owner, or any Group Member shall acquire or own a Major Interest or shall have a Major Interest in itself held by a CRS Owner or shall have committed an Ethical Wall Breach, Galileo and all other Owners will not provide to the Group any Confidential Information and no Director elected by any Group Member shall be permitted to attend any meeting of Galileo (including, without limitation, meetings of the Board or any committee thereof) or to vote on any matters before the Board or any committee thereof, and, in the case of the Group Member-Owner Distributor, no representative of such Group Member-Owner Distributor shall be permitted to attend any meeting of the National Distributor Coordinating Committee, or any other committee or organization formed by or for Distributors, for a period of 20 Business Days (the "Freeze Period") commencing on the date of the event that triggered this
Section 5 (the "Trigger Date") and the Parties shall comply with the following procedures:
        (i) within six (6) Business Days of the Trigger Date, the Group Member-Owner shall submit a written plan (the "Group's Plan") to Galileo detailing the procedures to be taken by the Group and Galileo to ensure that the CRS Owner and the CRS Company owned by the CRS Owner, and their respective Affiliates, will not have access to any Confidential Information or to any individual who has access to any Confidential Information;
        (ii) within six (6) Business Days of the receipt of the Group's Plan, the Board shall meet (such meeting may be held telephonically) to consider the Group's Plan, a majority of the whole Board (excluding for purposes of determining the size of the Board and the vote required to obtain a majority of the whole Board any Director or Directors elected by any Group Member) may accept the Group's Plan or propose its own plan ("Galileo's Plan") detailing the procedures to be taken by the Group and Galileo to ensure that the CRS Owner and the CRS Company owned by the CRS Owner, and their respective Affiliates, will not have access to any Confidential Information or to any individual who has access to any Confidential Information; and

        (iii) if the Group's Plan is not approved pursuant to subclause (ii) above, then within three (3) Business Days of the approval of Galileo's Plan, the Group Member-Owner shall notify Galileo whether it will accept Galileo's Plan or whether it will submit the matter to rbitration pursuant to Section 9 hereof; provided, that if the Group Member-Owner elects to submit the matter to arbitration the Freeze Period shall be extended until the completion of the arbitration process.
     (b) In formulating Galileo's Plan, the Board shall consider, among others, the following factors: (i) the nature of the relationship between the Group and the CRS Owner;
        (ii) the extent to which the CRS Owner and the CRS Company compete with Galileo in the Core Business;
        (iii) the independence of the Group's management from the management of the CRS Owner and the CRS Company;
        (iv) the adequacy of the Ethical Wall to prevent communication of the Confidential Information among commonly controlled Persons;
        (v) the burden that Galileo's Plan will place on the Group; and
        (vi) the costs and risks the Group's Plan will impose on Galileo.
     (c) If a Group Member shall be a CRS Owner or if the Major Interest purchased by or invested in a Group Member exceeds 50%, Galileo's Plan may require divestiture, at such Group Member's option, of (A) the Group Member's interest in the CRS Owner, (B) the CRS Owner's interest in the Group Member, or
(C) the Group Member's interest in Galileo. In the event the Group Member elects not to divest its interest in the CRS Owner or elects not to cause the divestiture of the CRS Owner's interest in the Group Member, then promptly after the earlier of (i) the approval of Galileo's Plan or (ii) the rendering of an Award confirming Galileo's Plan, any Director or Directors elected by any of the Group Members shall immediately resign from the Board and the Group Member shall begin an orderly divestiture of its shares of Galileo, Inc. capital stock in a reasonable manner approved by the Board of Galileo, Inc.

     SECTION 6. Consent. Any Group Member, either alone or in combination with any other Person, without violating any provision of this Agreement or any duty of the Group to Galileo or any other Owner or any Affiliate thereof and without incurring any obligation or liability to Galileo or any other Owner or any Affiliate thereof, may engage in activities that would otherwise be prohibited pursuant to Section 2 hereof if: (i) such Group Member has given written notice to each member of the Board specifying the nature of such activities, (ii) the Board, by a majority vote of those Directors (excluding any director elected by any Group Member), specifically authorizes such Group Member to engage in such activities, and (iii) the Group Member actively begins to pursue such activities within 90 days of such authorization.

     SECTION 7. Airline Affiliate Review Board.
     (a) If an Air Carrier Competitor of a Group Member-Owner's Principal Air Carrier Affiliate engages in an activity that such Principal Air Carrier Affiliate is prohibited from engaging in pursuant to

     Section 2 (other than any activity  that is the subject of Sections 2(b) or
(c) or any activity permitted pursuant to Section 6) and such Principal Air Carrier Affiliate (i) reasonably believes that it will be materially disadvantaged by not being able to engage in such activity and (ii) either (A) is unlikely in the reasonable judgment of such Principal Air Carrier Affiliate to receive Board approval to engage in the activity pursuant to Section 6 because of the activity's probable effect on the business of Galileo or (B) has sought and failed to receive Board approval pursuant to Section 6, then such Principal Air Carrier Affiliate (an "AARB Petitioner") may seek approval to engage in the activity from Galileo's Airline Affiliate Review Board ("AARB") in accordance with the provisions of this Section 7. Neither the Principal Air Carrier Affiliate nor any of its Affiliates shall engage in such activity, whether directly or indirectly, until the later of (x) ten Business Days after the date on which the AARB reaches a decision permitting such activity or (y) in the event Galileo appeals a decision by the AARB permitting such activity pursuant to Section 7(l), the date on which an Award is rendered permitting such activity.
     (b) An AARB Petitioner may initiate a review by the AARB of its requested activity by submitting a written petition (an "AARB Petition") to Galileo. The AARB Petition shall specify the nature of the activity to be engaged in, the nature of the relief sought, the likely impact upon the Principal Air Carrier Affiliate of the denial of such relief, the likely impact upon Galileo, in the view of the AARB Petitioner, of the granting of such relief, and suggested terms for the granting of such relief. The AARB Petitioner may set forth several alternative proposals for relief. Such petition shall be limited in length to ten (10) typed, single spaced pages (excluding any evidentiary exhibits included therein).
     (c) The AARB shall be composed of one senior executive from each Principal Air Carrier Affiliate whose Group Member-Owner is entitled to elect one or more Directors as a result of its ownership of one or more shares of Preferred Stock, provided that (i) the AARB shall not include any representative of the AARB Petitioner or its Affiliates, (ii) no Board member shall be a member of the AARB and (iii) the AARB shall not include any representative of any Group Member that has terminated or is not in compliance with its Non- Competition Agreement.
     (d) Not later than 20 days after the receipt by Galileo of an AARB Petition, each Owner entitled to appoint a representative to the AARB pursuant to the provisions of Section 7(c) shall deliver to all members of the Board written notice of the identity of the individual nominated by such Owner to serve as its AARB representative (an "AARB Member").
     (e) In the event the AARB would consist of an even number of members and such number is greater than two, then the AARB shall exclude the representative of the Owner selected in accordance with the lottery procedures set forth in Exhibit A hereto. In the event that the AARB would consist of only one member, or in the event that no AARB may be constituted in accordance with the foregoing procedures, the AARB Petition shall be resolved in accordance with the appeal provisions set forth in
Section 7(l).

     (f) Not later than 30 days after the receipt by Galileo of an AARB Petition, Galileo may submit to the AARB Petitioner and to each of the AARB Members a written reply to the AARB Petition (limited in length to ten (10) typed, single spaced pages (excluding any evidentiary exhibits included therein)), stating Galileo's position regarding the requested relief (the "Galileo Response"). Any such Galileo Response shall specify Galileo's views on the likely result of granting the requested relief, and suggested terms, if any, for conditioning the granting of relief on certain actions by the AARB Petitioner. The Galileo Response may propose that the requested relief be denied and may also set forth several alternative conditions to the granting of relief.
     (g) Not later than 40 days after the receipt by Galileo of an AARB Petition, the AARB shall convene, either in person or by telephone or video conference. The AARB Petitioner and, in the event Galileo submits a Galileo Response, a representative of Galileo shall each be permitted to present its views in person to the AARB. The AARB shall reach a decision within 40 days after the receipt of the Galileo Response.

     (h) In reaching its determination, the AARB shall consider, without limitation, in addition to the damage likely to result to the Principal Air Carrier Affiliate, on the one hand, and Galileo, on the other hand, whether allowance of such activity would be inconsistent with the arrangements between such Principal Air Carrier Affiliate and Galileo, including without limitation such Principal Air Carrier Affiliate's affiliation with a Distributor, and its employment as a sales representative of Galileo. The AARB shall not consider any information other than the information provided in the AARB Petition and the AARB Petitioner's oral presentation, if any, and in the Galileo Response and Galileo's oral presentation, if any.
     (i) The AARB shall permit the requested activity upon a Principal Air Carrier Affiliate's demonstration to the AARB's satisfaction that the damage to such Principal Air Carrier Affiliate from continued prohibition of such activity would be greater than the damage which would be suffered by Galileo if such activity were allowed. Each of the AARB Petitioner and Galileo shall be able to present its respective case for whether damages should be measured based on revenues, contribution margin, profits or cash flows (the "Financial Factor(s)") along with its position on the relevance of such Financial Factor(s). Such damages will be calculated, in the case of the Principal Air Carrier Affiliate, as the relevant Person's Financial Factor loss by continued prohibition of the activity as a percentage of such Person's annual Financial Factor and in the case of Galileo as the Financial Factor loss by allowance of the activity as a percentage of Galileo's annual Financial Factor. The AARB will choose and specify a single Financial Factor in calculating the damages associated with the AARB Petitioner and Galileo giving due consideration to each of the Financial Factor(s).

     (j) The AARB shall have the right to condition its allowance of any requested activity upon divestiture of the Group Member-Owner's Galileo Interest, or of the termination of its right, if any, to sell or otherwise distribute the products and services of Galileo, or upon the modification or termination of any of the Group's other arrangements with Galileo. The AARB may also condition its allowance of any requested activity upon payment of compensation to Galileo. Upon acceptance of any such allowance of an activity by the AARB, each Group Member shall be deemed to accept any associated conditions imposed by the AARB and shall be deemed to waive any right to appeal, delay, or otherwise contest the associated conditions while pursuing the requested activity; provided, however, that upon rejection of any such allowance of an activity by the AARB, nothing in this Section 7(j) will prevent a Group Member from appealing any decision of the AARB.
     (k) The AARB shall make its determination in accordance with the vote of a majority of its members, or in the event the AARB is composed of only two members, by a unanimous vote. The AARB shall issue a written statement (the "AARB Determination") finding entirely in favor of one of the proposals set forth in the AARB Petition or entirely in favor of one of the proposals set forth in the Galileo Response, provided that if there is no Galileo Response, the AARB Determination shall either be entirely in favor of one of the proposals set forth in the AARB Petition or shall condition acceptance of the request for relief on any conditions the AARB deems appropriate.

     (l) Not later than ten days after the earlier of (i) the date on which the parties determine that an AARB comprised of two or more members cannot be constituted in accordance with this Section 7, (ii) in the event there are only two AARB members, the date on which one or both of such AARB members report to the AARB Petitioner and Galileo that they cannot reach a unanimous decision with regard to the AARB Petition, or (iii) the rendering of the AARB Determination, either the AARB Petitioner or Galileo may, in the case of clauses (i) and (ii) of this Section 7(l), submit the AARB Petition for arbitration, or, in the case of clause (iii) of this Section 7(l), appeal the AARB Determination, in each case pursuant to the arbitration provisions of Section 9. In the event any such arbitration proceeding is commenced, (A) neither the AARB Petitioner nor Galileo shall be entitled to act on any aspect of the proposed activity that is the subject of such AARB Petition or an AARB Determination until any such appeal, if any, has been exhausted, and (B) the Arbitrator shall make a determination regarding the allowance or the prohibition of the activity that is the subject of the AARB Petition on the basis of the standards set forth in this Section 7.
     (m) Notwithstanding anything to the contrary herein, subsequent to the rendering of the AARB Determination or the issuance of an Award there occurs a significant change in circumstances that was not anticipated by either Galileo or the AARB Petitioner, nothing shall prohibit Galileo or the AARB Petitioner from:

        (i) seeking a reconsideration of the AARB Determination or the Award in light of the change in circumstances, in which case any such reconsideration shall be conducted in accordance with the procedures established by this Section 7 (substituting, if and as appropriate, Galileo for the AARB Petitioner, and vice versa), and in connection therewith the AARB shall take into consideration any newly developed evidence of the results of allowance or prohibition of the requested activity; or
        (ii) seeking to have the compensation to Galileo reduced orincreased in accordance with the procedures described in Section 7(m)(i); and
        (iii) the reasonable out of pocket costs of the AARB Petitioner, the AARB and Galileo related to such reconsideration will be borne by the party requesting such reconsideration.

     (n) Notwithstanding anything to the contrary herein, an AARB Petitioner may not seek approval to engage in the same or a similar activity pursuant to this
Section 7 more than once in any twelve-month period.

     SECTION 8. Confidential Information. Each Group Member shall, and shall cause its officers, directors, employees and agents (including, without limitation, any Director elected by any Group Member) (collectively, "Representatives") to, keep secret and retain in strictest confidence all Confidential Information, and shall not disclose such Confidential Information and shall cause its Representatives not to disclose such Confidential Information to anyone outside such Group Member or Galileo and its agents; nor may a Group Member or any of its Representatives exploit such Confidential Information for its benefit or the benefit of other relationships with customers of any Group Member; provided, however, nothing in this Section 8 is meant to affect any rights or obligations of the Parties under any license agreements granted by Galileo. The obligations under this Section 8 shall survive for a period of five (5) years commencing on the termination of this Agreement.

     SECTION 9. Disputes. Subject to the final sentence of Section 9, any dispute arising between the parties to this Agreement involving the subject matters covered by this Agreement shall be submitted to arbitration under this
Section 9. Any party asserting a breach of this Agreement shall notify the other party of such alleged breach (a "Dispute Notice") and the parties shall attempt to resolve such dispute amicably. An individual will be appointed by each party to such dispute and such individuals shall meet and attempt to negotiate, in good faith, a resolution of the dispute. If such individuals shall fail to resolve the dispute within fourteen (14) Business Days of the date of the Dispute Notice, either party to the dispute may notify the other party that it wishes to commence an arbitration proceeding under this paragraph (an "Arbitration Request"). The party commencing the arbitration (the "Petitioner") shall include in the Arbitration Request (a) a statement of the facts constituting the alleged breach or dispute, (b) a written statement of position ("Statement") regarding the dispute, and (c) the name of an individual designated by it to appoint an Arbitrator (an "elector"). The Statement shall state the facts and arguments in support of the position taken by the party submitting such Statement and shall detail that party's proposed solution and relief sought (if any). The party with whom the Petitioner has its dispute (the "Respondent") shall within five (5) Business Days after the date of the Arbitration Request designate a second elector by notice to the Petitioner, but if the Respondent shall fail to do so within such period the Petitioner may designate an elector on Respondent's behalf. The electors chosen by the Petitioner and the Respondent shall attempt to agree upon an arbitrator (the "Arbitrator"), but if they are unable to do so within (20) Business Days after the designation of the second elector, then either elector thereafter may apply to the American Arbitration Association (the "Association") for the selection of the Arbitrator in accordance with the Commercial Arbitration Rules of such Association. The Arbitrator so selected shall have full power to decide any dispute referred to in this paragraph. The arbitration proceedings shall be conducted in the English language, and the place of arbitration and the making of the Award (as defined below) shall be the City of New York. The United Nations Commission on International Trade Law ("UNCITRAL") rules of commercial arbitration shall apply to any arbitration commenced pursuant to this paragraph, as modified by the following procedure:

     (a) Within five (5) Business Days of the selection of the Arbitrator (the "Commencement Date"), the Respondent shall deliver its Statement regarding the dispute to the Arbitrator and the Petitioner.

     (b) Within fifteen (15) Business Days from the Commencement Date, each of the Petitioner and Respondent shall deliver to the Arbitrator and to the other party, a response ("Response") to the other party's Statement setting forth opposing facts and arguments and limited in length to ten (10) typed, single spaced pages (excluding any evidentiary exhibits included therein).
     (c) Within twenty (20) Business Days from the Commencement Date each of the Petitioner and the Respondent may deliver to the Arbitrator and to the other party, a reply to the Response limited to setting forth facts and arguments in rebuttal to the Statement and Response of the other party and limited in length to five (5) typed, single spaced pages (excluding any evidentiary exhibits included therein).
     (d) Within twenty-five (25) Business Days from the Commencement Date each of the Petitioner and the Respondent shall present an oral summation of its position to the Arbitrator in the presence of the other party in accordance with such rules of procedure including, without limitation, length of presentation and right of cross-examination, as the Arbitrator shall determine in writing and deliver to the parties not less than three (3) Business Days prior to such hearing; provided, however, that such hearing shall not exceed eight (8) hours in total and may not be adjourned except for extraordinary circumstances beyond the control of the parties.

     (e) The Arbitrator shall either issue his decision and award ("Award") or request a further meeting of the parties within fifteen (15) days of the hearing.

     (f) Any such  further  meeting of the parties  shall take place within five
(5) Business Days of the request therefor and shall be conducted as determined by the Arbitrator. The Arbitrator shall issue his Award no later than fifteen
(15) days after any such further meeting of the parties.

     (g) The Award shall be in writing and shall be limited to a decision either completely in favor of Petitioner's request for relief or completely in favor of Respondent's request for relief. The Award shall be final and binding upon the parties and judgment may be entered thereon in any court of competent jurisdiction and the costs and expenses of such arbitration shall be borne by the party losing such arbitration.
     (h) In the event that the Arbitrator fails to render his Award within the time limits contained in Sections 9(e) or (f), the Arbitrator shall, nonetheless, retain jurisdiction over the dispute for a reasonable period of time.

     This section shall in no way affect the right of any party to seek such interim relief, and only such relief, as may be required to maintain the status quo in aid of the arbitration in any court of competent jurisdiction.

     SECTION 10.  Rights and Remedies Upon Breach.
     (a) Notwithstanding anything in Section 9 hereof, if a Group Member breaches, or threatens to commit a breach of, any of the provisions of Section 2 or Section 8 hereof (the "Group Member Restrictive Covenants"), Galileo shall have the right and remedy to have the Group Member Restrictive Covenants specifically enforced by any court having jurisdiction, it being acknowledged and agreed that any such breach or threatened breach will cause irreparable injury to Galileo and that money damages will not provide an adequate remedy to Galileo. Nothing in this Section 10 shall be construed to limit the right of Galileo to collect money damages in the event of a breach of the Group Member Restrictive Covenants.
     (b) Notwithstanding anything in Section 9 hereof, if Galileo breaches, or threatens to commit a breach of, any of the provisions of Section 7 hereof (the "Galileo Restrictive Covenants"), each Group Member shall have the right and remedy to have the

     Galileo Restrictive Covenants specifically enforced by any court having jurisdiction, it being acknowledged and agreed that any such breach or threatened breach will cause irreparable injury to the Group and that money damages will not provide an adequate remedy to the Group. Nothing in this
Section 10 shall be construed to limit the right of any Group Member to collect money damages in the event of a breach of the Galileo Restrictive Covenants.

     SECTION 11. Severability of Covenants. If any court determines that any of the Restrictive Covenants, or any part thereof, is invalid, illegal or unenforceable, the remainder of the Restrictive Covenants shall, to the extent enforceable under applicable law, not thereby be affected and shall be given full effect, without regard to the portions which have been declared invalid, illegal or unenforceable, provided that if the economic or legal substance of the principles and transactions contemplated in this Agreement is affected in a manner materially adverse to any party as a result of the determination that a provision hereof is invalid, illegal or unenforceable, the parties hereto agree to negotiate in good faith to modify this Agreement so as to effect the original interest of parties as closely as possible in an acceptable manner to the end that the principles and transactions contemplated hereby are fulfilled to the closest extent possible, provided further that each Group and Group Member shall enter into the same modification with respect to its non-competition agreement with Galileo.

     SECTION 12. Blue-Penciling. If any court determines that any of the Restrictive Covenants, or any part thereof, is unenforceable because of the duration or geographic scope of such provision, it is the intention of the parties that such court shall have the power to modify any such provision, to the extent necessary to render the provision enforceable, and such provision as so modified shall be enforced.

     SECTION 13. Attorneys' Fees and Costs. In the event of any dispute arising out of the subject matter of this Agreement, the prevailing party shall recover, in addition to any other damages assessed, its reasonable attorneys' fees and court costs incurred in litigating or otherwise settling or resolving such dispute. In construing this Agreement, none of the parties shall have any term or provision construed against such party solely by reason of such party having drafted the same.

     SECTION 14. Cumulative Remedies. Each of the several rights and remedies provided in this Agreement, or by law or in equity, shall be cumulative, and no one of them shall be exclusive of any other right or remedy, and the exercise of anyone of such rights or remedies shall not be deemed a waiver of, or an election to exercise, any other such right or remedy. No waiver of any term or condition of this Agreement shall be construed as a waiver of any other term or condition; nor shall any waiver of any default hereunder be construed as a waiver of any other default hereunder.

     SECTION 15. Amendments. This Agreement may not be amended except by an instrument in writing signed by the Parties.

     SECTION  16.   Governing  Law.  This  Agreement   shall  be  construed  and
interpreted in accordance with the laws of the State of New York applicable to contracts made and to be performed in such State.

     SECTION 17. Notice. All notices, requests, claims, demands and other communications hereunder shall be in writing and shall be given or made (and shall be deemed to have been duly given or made upon receipt) by delivery in person, by courier service, by cable, by telecopy, by telegram, by telex or by registered or certified mail (postage prepaid, return receipt requested) to the parties at the following addresses (or at such other address for a party as shall be specified in a notice given in accordance with this Section 17):

                          (a)     if to Galileo:

                                  Galileo International, Inc.
                                  5350 S. Valentia Way
                                  Englewood, Colorado 80111
                                  Telecopy:  (303) 397-5020
                                  Attention:  Babetta R. Gray, Esq.

                                  with a copy to:

                                  Shearman & Sterling
                                  599 Lexington Avenue
                                  New York, New York  10022
                                  Telecopy:  212-848-7179
                                  Attention:  Clare O'Brien, Esq.

                          (b)     if to United or Covia

                                  United Air Lines, Inc.
                                  Post Office Box 66100
                                  Chicago, IL  60666
                                  Telecopy:  (847) 700-4412
                                  Attention:  Frederic F. Brace
                                  with a copy to:

                                  Skadden, Arps, Slate, Meagher & Flom
                                  919 Third Avenue
                                  New York, NY  10022
                                  Telecopy:  (212) 735-2000
                                  Attention:  Thomas H. Kennedy, Esq.

                          (c)     If to UAL:

                                  UAL Corporation
                                  c/o United Air Lines, Inc.
                                  1200 Algonquin Road
                                  Elk Grove Township, IL  60007
                                  Attention:  Vice President Financial
                                               Planning and Analysis

                          (d)     If to Air Wisconsin:

                                  Air Wisconsin, Inc.
                                  c/o United Air Lines, Inc.
                                  1200 Algonquin Road
                                  Elk Grove Township, IL  60007
                                  Attention:  Vice President Financial
                                               Planning and Analysis

                          (e)     If to Air Wis:

                                  Air Wis Services, Inc.
                                  c/o United Air Lines, Inc.
                                  1200 Algonquin Road
                                  Elk Grove Township, IL  60007
                                  Attention:  Vice President Financial
                                               Planning and Analysis


     SECTION 18. Assignability. This Agreement and the various rights and obligations arising hereunder shall inure to the benefit of and be binding upon the parties hereto and their respective heirs, successors and assigns. This Agreement may not be assigned by any party without the prior written consent of the other parties and any attempt to assign this Agreement without such consent shall be void and of no effect.

     SECTION 19. Headings. The captions and other headings contained in this Agreement are for reference purposes only and shall not be considered a part of or affect the construction and interpretation of any provision of this Agreement.

     SECTION 20. Termination. Subject to the provisions of Section 8 hereof, this Agreement shall terminate in its entirety as provided below.

     (a) This Agreement shall automatically terminate in its entirety at such time as no Group Member owns any interest in Galileo Inc.'s common stock, provided that subject to section 20(b) below, if at such time a Distributor is a Group Member, this Agreement shall remain in effect with respect to such Distributor until the Distributor Agreement to which such Distributor is a party is terminated. This Agreement shall automatically terminate with respect to any Group Member at the time such Group Member ceases to be an Affiliate of the Group Member-Owner.
     (b) If a Distributor remains subject to this Agreement pursuant to the proviso to section 20(a), this Agreement shall only apply to such Distributor and to the Affiliates of such Distributor in which such Distributor owns or controls 50% or more of the capital stock (or other ownership interest, if not a corporation) ordinarily having voting rights, and not to any other Affiliates of such Distributor.
     (c) If the Group Member-Owner continues to own an interest in Galileo Inc.'s capital stock, this Agreement will be terminable at the option of the Group Member-Owner on at least 12 months' prior written notice to Galileo, which notice may be given at any time after the second anniversary of the Effective Date; provided that (i) following the third anniversary of the Effective Date, this Agreement may be terminated at the option of the Group Member-Owner on at least 6 months prior written notice and (ii) in any case, no notice may be given as long as a Group Member controls a Distributor. Upon such notice, (i) any Distributor formerly controlled by a Group Member shall lose all exclusive distribution and most favored nation rights under its Distributor Agreement, and
(ii) Galileo, at its option, may terminate such Distributor Agreement, subject to the wind-down and transition provisions of Section 22 of such Distributor Agreement.
     (d) Upon the termination of this Agreement pursuant to Section 20(a) or upon Galileo's receipt of notice of termination pursuant to Section 20(c), Galileo, at its option, may terminate any Sales Representation Agreement with any Group Member.

     SECTION 21. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which shall be considered one and the same instrument.

                                            GALILEO INTERNATIONAL, INC.




                                            By /s/ Babetta R. Gray
                                               ---------------------
                                            Name:      Babetta R. Gray
                                            Title:     Senior Vice President,
                                                       Legal and General
                                                       Counsel

                 IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the date first set forth above.


                                                GALILEO INTERNATIONAL,L.L.C.



                                                By /s/ James E. Barlett
                                                   ----------------------
                                                Name:    James E.Barlett
                                                Title:   President and
                                                         Chief Executive Officer



                                                COVIA LLC

                                                By UNITED AIR LINES,
INC.
                                                   Member-Manager

                                                By /s/ Frederic F.Brace
                                                   ---------------------
                                                Name:    Frederic F.Brace
                                                Title:



                                                UAL CORPORATION



                                                By /s/ Authorized Signatory
                                                   ------------------------
                                                Name:
                                                Title:


                                                UNITED AIR LINES, INC.




                                                By /s/ Frederic F.Brace
                                                   ---------------------
                                                Name:    Frederic F.Brace
                                                Title:   Financial Analysis and
                                                         Controller

                                                AIR WISCONSIN, INC.



                                                By /s/ Authorized Signatory
                                                   -------------------------
                                                Name:
                                                Title:



                                                AIR WIS SERVICES, INC.



                                                By /s/ AuthorizeD Signatory
                                                   -------------------------
                                                Name:
                                                Title:

EXHIBIT A



                             AARB EXCLUSION PROCESS

     In the event that the Airline Affiliate Review Board ("AARB") constituted pursuant to Section 7 of this Agreement shall consist of an even number of members which is greater than two, a Group Member-Owner's Air Carrier Affiliate's designee who would otherwise be entitled to participate in the AARB process shall be excluded from that process as provided herein.

                 GROUP MEMBER-OWNER'S
                 --------------------
                 AIR CARRIER AFFILIATE                      ASSIGNED
NUMBER
                 ---------------------
---------------

                 British Airways                                  1

                 KLM                                              2

                 Swissair                                         3

                 United                                           4

                 US Airways                                       5

     In the event that any owner of Galileo not associated with an Assigned Number as designated above shall become entitled to appoint an AARB member, each such owner shall receive an Assigned Number which follows, in ascending numerical order, the highest previously designated Assigned Number.

     The Group Member representative excluded from the AARB shall be the representative of the Group whose Assigned Number appears as the units digit of the closing Dow Jones Industrial Average on the first Monday following the date on which the relief request notice issued pursuant to Section 7 is received by the Chairman of the Board (e.g., 7234.22: excluded Group is United), the Monday so chosen to be referred to hereinafter as the "Exclusion Day." If the number appearing as the units digit is not the Assigned Number of a Group which would be entitled to participate in the AARB process, the excluded Group Member representative shall be determined by the appearance of an otherwise participating Group Member's Assigned Number in the locations listed hereinafter, with such locations to be examined in the sequences listed, and with the process concluding upon the first appearance of an excludable Group's Assigned Number in a location:
     (1) Closing Dow Jones Industrial Average on Exclusion Day, tenth-point digit (e.g., 7237.22: excludable Group is KLM);

     (2) Exclusion Day Dow Jones Industrial High, units digit;

     (3) Exclusion Day Dow Jones Industrial High, tenth-point digit;

     (4) Exclusion Day Dow Jones Industrial Low, units digit;

     (5) Exclusion Day Dow Jones Industrial Low, tenth-point digit;

     In the event that the foregoing process does not produce a Group Member for exclusion from the AARB, or in the absence of a Dow Jones Industrial Average on the designated Exclusion Day, the excluded Group Member shall be chosen by the application of the foregoing process to the Dow Jones Industrial Average results produced on the next Business Day following the Exclusion Day. Such process shall be applied to each subsequent Business Day until a Group Member has been selected for exclusion from the AARB.

     At any time after the selection of an excludable Group Member pursuant to the foregoing process and before the convening of the AARB, the Group Member seeking AARB review shall notify Galileo and each member of the Board of the Group Member excluded from the AARB. Any party (including Galileo) may object to such notice on the grounds that the excludable Group Member was improperly selected, and upon any failure to resolve such dispute, any party may seek resolution of the dispute via the arbitration provisions of this Agreement. A dispute regarding the composition of the AARB shall, for its duration, toll the running of any of the time periods established for AARB review by Section 7 of this Agreement.

                                   EXHIBIT B

                                      NONE

                                    ANNEX I

                             TECHNICAL DEFINITIONS

     "Accounting Services" means the computerized recording or accounting of the services or transactions of Neutral Travel Providers or Other Customers by those Persons, including the generation or preparation of financial reports or records of Neutral Travel Providers or Other Customers by those Persons.

     "Affiliate" means, with respect to any entity at any time, a Person (i) that at such time owns or controls, directly or indirectly, 50% or more of the capital stock (or other ownership interest, if not a corporation) of such entity ordinarily having voting rights, (ii) 50% or more of whose capital stock (or other ownership interest, if not a corporation) ordinarily having voting rights at such time is owned or controlled, directly or indirectly, by such entity or
(iii) 50% or more of whose capital stock (or other ownership interest, if not a corporation) ordinarily having voting rights at such time is owned or controlled, directly or indirectly, by another Person that at such time owns or controls, directly or indirectly, 50% or more of the capital stock (or other ownership interest, if not a corporation) of such entity ordinarily having voting rights; provided, however, that Galileo shall be deemed not to be an "Affiliate" of any Owner or any Affiliate thereof; and provided, further, that
(i) no Owner shall be deemed to be an "Affiliate" of any other Owner or any Affiliate thereof solely by virtue of its Galileo Interest; and (ii) Instituto Per La Riconstruzione Industriale S.p.A., the Government of the Republic of Ireland and any ministry thereof, the Republic of Austria and its agencies, the Republic of Greece and its agencies, the Republic of Portugal and its agencies, and the Government of The Netherlands or any political subdivision or instrumentality thereof shall not be deemed to be an "Affiliate" of any Person.

                 "Airline Information" means information and data
(including
PNR, TCN, and SIR data) generated from the provision of Internal
Reservations
Services, Cargo Services, Commercial Services, Other Customer
Reservations
Services or Internal Airline Services by Galileo to, or on behalf of, such airline and its Coordinated Associates and Marketing Associates, or generated from computer systems operations associated therewith. Airline Information will include, for a particular airline, its specific frequent flier information, the identification numbers of its Internal Reservations Services booking/ticketing agents, and its proprietary inventory management categories and revenue per fare categories.

     "Airline Information Database" means the computer data files of Airline Information of Customer and Customer's Coordinated Associates.

                                 Annex I - 1

     "Airline Office" means a retail sales outlet of an airline that is not a Neutral Travel Provider and that (i) is open and available to the public generally, (ii) is managed and, if staffed, is staffed by Airline Staff at the airline's cost, and (iii) primarily engages in the sale of products and services of, and servicing the customers of, that airline and, ancillary thereto, sells the products and services of other Vendors. "Airline Office" will include retail sales facilities shared by two or more airlines but will exclude locations that, immediately prior to being managed and staffed at the airline's cost, were going concern Neutral Travel Providers.

     "Airline Staff" means an individual who is not otherwise engaged in the provision of Distribution Services on behalf of a Neutral Travel Provider and who is either (i) a regular full-time or part-time employee of an airline or group of airlines; or (ii) an independent contractor or employee thereof retained by an airline to deal with the public solely as a representative of that airline.
     "Air Vendor" means a Vendor that is an airline.

     "Application Software" means computer programs that execute on System Software to provide an isolatable business functionality or output to an end user.

     "ARINC" means Aeronautical Radio, Inc.

     "Business Day" means any day except a Saturday, Sunday, or other day on which commercial banks in Chicago, Illinois are authorized by law to close.

     "Cargo Services" means the provision of computerized services in relation to freight, goods, and mail.

     "Commercial Services" means the computerized distribution of information, services, or products, other than Reservations Services, to end users thereof, including economic, financial, commodities, and other market information and data direct marketing, electronic mail, electronic data interchange, and intra-company distribution services.

     "Common Stock" means the common stock, par value $0.01 per share, of Galileo.

     "Communications Facilities Management" means (i) the design and configuration of a Network, (ii) the provisioning of Network components including installation of circuits, (iii) the operation, repair, and maintenance of Network components including resolution of circuit problems, (iv) negotiation of rates with third-party telecommunications providers, and (v) the establishment of interconnections that enable the routing of voice traffic over data circuits.
                                 Annex I - 2

     "Communications Services" means the transmission of data or voice messages by means of a Network.

     "Computer Services Agreement" means any of the Amended and Restated Computer Services Agreements entered into between Galileo and each of United, British Airways, Galileo Japan, Olympic, Alitalia, Aer Lingus, Swissair, TAP, , KLM Austrian Airlines and US Airways individually.

     "Computer System" or "System" means (i) the Galileo computer hardware, including central processing hardware, separate functional processors, routers and link processors, test systems, and storage devices, and (ii) all other Galileo agreements, facilities, equipment, software, other assets, or personnel which Galileo uses or maintains for the generation of Reservations Services.

     "Confidential Information" means any and all confidential matters relating to the Business, including, without limitation, financial, marketing, technical and commercial information, which are (i) not otherwise in the public domain,
(ii) not otherwise in the rightful possession of a Group Member from third parties having no obligation of confidentiality to an Owner or Galileo or (iii) not required under compulsion of law to be disclosed by any Group Member or its representatives (through oral question, interrogatory, subpoena, civil investigative demands or similar process).

     "Coordinated Associate" means any carrier that uses Customer's designator code in the Display of certain designated flights and, with respect to such flights, does not use its own designator code.

     "Core CRS" means the programs and logic within a CRS that manage displays and traveler data. It specifically excludes functions performed on Separate Functional Processors such as fares, cars, and hotel sub-systems.

     "Cost" means Cost as defined in Exhibit A hereto.

     "CPE" means Customer Premises Equipment.

     "CRS" means computer reservations system, including a Core CRS and any Separate Functional Processors that are required to provide Reservations Services.

     "CRS Rules" means all rules and regulations, issued by any governmental authority having jurisdiction with respect to such issuance, applicable to the Business or the provision of computerized reservations services generally.


                                 Annex I - 3

     "Customer" means any Person that contracts for or receives services under a Computer Services Agreement.

     "Customer Premises Equipment" or "CPE" means equipment such as gateways, local area networks (LANs), printers, file servers, computer terminals, workstations, cardreaders, bar code readers, information displays (FIDS, BIDS, CIDS, and other information displays), and similar equipment.

     "Customer Software" means software (a) (i) owned by Customer, (ii) licensed by Customer from third parties or Galileo, or (iii) provided to Galileo through Customer by a Coordinated Associate, and (b) used by Galileo in the Computer System, pursuant to the terms of licensing agreements between Customer and Galileo.

     "Customized Products" means, to the extent that an Owner or any of its Affiliates develops, markets or distributes any Direct Access Product, such product (i) customized by such Owner itself or at its direction or (ii) customized by Galileo on behalf of such Owner or any of its Affiliates pursuant to a Programmer Support Agreement or a Computer Services Agreement.

     "Database" means (i) all data and databases resident in the Computer System and maintained by Galileo for the provision of Reservations Services to Neutral Travel Providers, and (ii) Marketing Information provided to Customer pursuant to the terms of the Participation Agreement and the Airline Information of Customer and its Coordinated Associates and Marketing Associates, but in each of
(i) and (ii) above, excluding (x) Airline Information of other airlines and (y) all information or data generated from the provision of Reservations Services to Neutral Travel Providers or other Marketing Information that Customer is not otherwise entitled to receive under the Participation Agreement or the Transaction Agreement.

     "Data Network" means a controlled and managed system of hardware and software that is (a) used to transmit messages between (i) a CPE and one or more Host Systems, (ii) two Host Systems (except when they are channel attached or high speed channel connected through local computer networks), or (iii) two end-user devices in point-to-point mode, and (b) includes links or interfaces to other networks, third-party data transmission or processing services, and international data transmission services (including, but not limited to, SITA and ARINC). A Data Network includes, but is not limited to, communications processors, concentrators, routers, modems, multiplexors, analog or digital circuits, and related agreements, assets, and personnel. A Data Network does not include CPEs.

     "Direct Access Distribution Channel" shall mean and include any Third Party Distributor and any Third Party Network.

                                Annex I - 4
     "Direct Access Products" means any Galileo product that incorporates a user-friendly or intuitive interface and is designed primarily for use by Other Customers although such products may be used by Neutral Travel Providers in their neutral capacity; such products include, without limitation, Personal Apollo, Corporate Apollo, Personal Galileo and Corporate Galileo.

     "Display" means the display or displays of airline schedules, fares, fare rules, fare footnotes and seat availability generated by the Computer System in accordance with algorithms constructed on the basis of Display Rules.

     "Display Rules" means anything that affects the ordering of flights or presentation of fares within any Display generated by the Computer System. Without limiting the generality of the foregoing, examples of Display Rules include, but are not limited to, for each Display, (i) the geographic territory for which the Computer System may generate that Display, (ii) whether that Display is the primary Display for that territory, (iii) which Displays may be generated as secondary Displays for that territory, (iv) the mechanism by which Subscribers choose or modify their choice of the primary Display in that territory, (v) the operation of the playpen (if applicable) for that Display,
(vi) the specification of itinerary sequencing and sorting criteria for that Display, and (vii) the specification of defaults for that Display, including, but not limited to, minimum connect times and penalties.
                 "Distribution Services" means Reservations Services and
Accounting Services, but excluding Internal Reservations Services,
Cargo
Services, Commercial Services, Internal Airline Services and Non-Air
Vendor
Internal Services.

     "Galileo" means Galileo International, Inc., a Delaware corporation.

     "Galileo Software" means software (i) owned by Galileo, or (ii) licensed from third parties by Galileo and in each case (i) and (ii) that operates on the Computer System.

     "Gateway Router" means the hardware and software used to connect the Computer System to a National System.

     "General Sales Agent" means a general sales agent of an airline as defined in Exhibit B hereto.

     "Group" means Customer, Customer's Owner Affiliate, any Distributor owned, in whole or in part, by such Owner or its Affiliate, the Ultimate Parent Entity of such Owner, any airline Affiliate of any of the foregoing, and the Affiliates of any of them (each individually a "Group Member").

                                 Annex I - 5

     "Group Products" means the services and products (including air/non-air travel packages which may include ancillary air segments on non-Group Member airlines) of a single Group Member, its Affiliates and its code-sharing partners, as Vendors.

     "Host System" means a large-scale system of hardware and software, including but not limited to, central processing devices, storage devices, routers and link processors, and high-speed channel-connected local computer networks, which system is used by multiple users located in premises broadly distributed over a large geographic area and concurrently processes multiple end-user applications.

     "Interest" means (i) with respect to an Owner who owned, prior to the IPO, more than 2% of Galileo International Partnership, 1% or more of Galileo, and
(ii) with respect to an Owner who owned, prior to the IPO, 2% or less of Galileo International Partnership, the amount of Galileo owned by such Owner on the closing of the IPO, provided that such amount is at least 0.005% of the Common Stock outstanding immediately prior to the IPO, provided that if, at any time after the IPO, Galileo issues additional shares of Common Stock and, as a result of such issuance, an Owner falls below the percentage interest required by clause (i) or clause (ii) above, such issuance shall be excluded from the determination of the Interest of such Owner.

     "Internal Airline Services" means (i) the following services, and (ii) any other airline operational, competitive, or maintenance services for which Customer, if acting in a commercially reasonable manner, would require access to or use of the Computer System and Galileo Software in order to obtain such services. "Internal Airline Services' shall not include Internal Reservations Services.

     (1) Operational Services: airline seat inventory or seat assignment control, waitlist processing, departure control, concierge or frequent flier services, food services, passenger or baggage check-in or handling, aircraft or gate scheduling or operations;

     (2) Fares and Availability Display Services: fares and availability display services to (i) airport facilities, (ii) reservations centers, (iii) Airline
Offices, or (iv) other facilities, in each case (i) through (iv) operated by Customer or its Coordinated Associates or Marketing Associates, (v) hosted customers of Customer, and (vi) General Sales Agents;

     (3) Non-Air Vendor Services: Reservations Services with respect to the services and products of Non-Air Vendors to (i) airport facilities, (ii) reservations centers, (iii) Airline Offices, or (iv) other facilities, in each case (i) through (iv) operated by Customer or its Coordinated Associates or Marketing Associates, and (v) General Sales Agents;

                                 Annex I - 6

     (4)  Competitive   Services:   inventory   management  or  control,   yield
management, group marketing, and competitive airline distribution analyses, forecasts, sorts, and reports;

     (5) Maintenance Services: updating, maintenance, and support of (i) aircraft schedule change and passenger and seat re- accommodation; (ii) domestic, international, and group marketing databases of Customer, (iii) airline fares, fare rules, and fare footnotes, (iv) historical pricing and fares databases, and (v) pricing and proration functions used for revenue accounting purposes;

     (6) Software Operation: operation on the Computer System by Galileo of software owned or licensed by Customer and provided at no cost to Galileo by Customer and the receipt of services therefrom, provided that such software shall be compatible with the Computer System operating system software;

     (7) Database: access by Customer to the Database in accordance with the PSA and the provision to Customer by Galileo of any information from the Database in any format or any extract, compilation, arrangement, or manipulation thereof; and
     (8) Access Services: access by Customer to the Computer System and Galileo Software to perform or receive any of the above.

     "Internal Reservations Services" means the provision of Reservations Services to (i) airport facilities, (ii) reservations centers, (iii) Airline Offices or (iv) other facilities, in each case (i) through (iv) operated by Customer (including services operated on behalf of Customer by a third party) or its Coordinated Associates or Marketing Associates, and (v) General Sales Agents.

     "IPO" means the underwritten initial public offering of shares of Common Stock of Galileo pursuant to an effective Registration Statement on Form S-1 under the Securities Act of 1933, as amended, and the rules and regulations thereunder.

     "Limited Air Charter" means an air charter service Vendor (other than "seat only" air charters) that is receiving Distribution Services through a National Product and for which Galileo does not offer a comparable International Product.

     "Marketing Associate" means any carrier that uses Customer's designator code in the Display of certain designated flights and, with respect to such flights, also uses its own designator code.

     "Marketing Information" means all domestic and international marketing, booking, or sales data (including all MIDT, PNR, TCN, and SIR data but excluding Airline

                                 Annex I - 7

Information) generated by Galileo from the provision of Reservations Services to Neutral Travel Providers.

     "MIDT" means Marketing Information Data Tape.

     "Network" means either a Data Network or a Voice Network, or both, depending upon the context in which the term is used.

     "Neutral Travel Provider" means any Person, other than a Vendor, that sells the products and services of Vendors and holds itself out as a neutral source of information regarding Vendors and their services or products or is otherwise deemed to be a Neutral Travel Provider pursuant to CRS Rules.

     "Non-Air Vendor" means a Vendor that is not an airline (other than Limited Air Charters).

     "Non-Air Vendor Internal Services" means in relation to Non-Air Vendors, all services that are similar in function to those services described in relation to Air Vendors as being Internal Airlines Services.

     "Non-Neutral Travel Business" means with respect to an Owner's Group, that portion of the business of a Neutral Travel Provider that constitutes its activities as a wholesaler, consolidator, tour operator, package travel provider, or cruise line, that is limited solely to the sale and ticketing of Group Products.

     "Other Customer" means any Person other than (i) an air Vendor, or (ii) a Neutral Travel Provider, except that, with respect solely to the provision of Group Products, Other Customer will include a Neutral Travel Provider that limits use of such Group Products strictly to its Non-Neutral Travel Business.

     "Other Customer Reservations Services" means the provision of Reservations Services to Other Customers.

     "Owner" means a stockholder of Galileo that was (or whose Affiliate was) previously a partner of Galileo International Partnership.

     "Owner-Developed Product" means a direct access or similar product that is developed by an Owner or any other party, including without limitation, Galileo, on behalf of such Owner or its Affiliates, in each case, at such Owner's or such Affiliate's own cost and with such Owner's or such Affiliate's own specifications; provided, however, that Owner-Developed Products shall not include Customized Products.

                                 Annex I - 8

     "Parity Principles" means the assurance that all CRS neutral functions and features related to the provision of CRS services to Neutral Travel Providers are equivalent for all Owners, whether hosted or non-hosted within the CRS, regardless of which Core CRS is used or the territory in which the CRS is deployed.

     "Participating Airline" means an air carrier that has executed and is in good standing under a Participation Agreement.

     "Participation Agreement" means an air carrier participation agreement, between a Customer and Galileo, as it may be amended or restated from time to time.

     "Person"  means  any  individual,  corporation,  partnership,  firm,  joint
venture,   association,   joint-stock  company,  trust,  estate,  unincorporated
organization, governmental or regulatory body or other entity.

     "PNR" means passenger name record.

     "PSA" means a Programmer Support Agreement between a Customer and Galileo.

     "Reservations Services" means (i) the computerized display of Vendor schedules and Vendor service or product availability including the price thereof, (ii) the reservation, sale, or ticketing of the services or products of Vendors, and (iii) the display of any other information provided by Vendors describing a Vendor's products or services.

     "Separate Functional Processing" means hardware and software used to deliver one or more functions shared between the Apollo and Galileo CRSs.

     "SIR" means sales interface record.

     "SITA" means Societe Internationale de Telecommunications Aeronautiques.

     "Software" means, collectively, Application Software, System Software, and Utility Software.

     "Subscribers" means Neutral Travel Providers and Other Customers that have subscribed for Reservations Services.

     "System Software" means computer programs that, in conjunction with the control features and facilities of the computer hardware itself, manage the internal resources of a computer system (such as processing cycles and memory), control the function of a computer system's peripheral devices, allow one physical or logical device to communicate

                                 Annex I - 9
     with another physical or logical device, and provide the basic services of the computer system to Utility Software and Application Software.

     "TCN" means ticket control number.

     "Third Party Distributor" shall mean any third party that distributes or markets direct access products, including, without limitation, any electronic information service provider, such as Prodigy, CompuServe, Genie, OnLine
America, Microsoft Network or Minitel, and any other distributor using any delivery technology or system, including, but not limited to, a smart or display telephone, a cable or interactive television system, personal digital assistant, personal digital communicator or a wireless communications network.

     "Third Party Network" shall mean any Network provided by a third party that is used to provide the connection between the Galileo System and any potential direct access product user.

     "Ultimate Parent Entity" means, with respect to any Person, that Person or such Affiliate of such Person that is a Person not controlled by any other Person. For purposes of this definition the term "control" means: (a) either (i) holding more than fifty percent (50%) of the outstanding voting securities of a Person; or (ii) in the case of a Person that has no outstanding voting securities, having the right to more than fifty percent (50%) of the profits of such Person, or having the right in the event of a dissolution to more than fifty percent (50%) of the assets of such Person; or (b) having the contractual power presently to designate more than fifty percent (50%) of the directors of a corporation, or in the case of unincorporated entities, of the individuals exercising similar functions; provided, that, Instituto Per La Riconstruzione Industriale S.p.A., the Government of the Republic of Ireland and any ministry thereof, the Republic of Austria and its agencies, the Republic of Greece and its agencies, the Republic of Portugal and its agencies, and the government of The Netherlands or any political subdivision or instrumentality thereof shall not be deemed to be the "Ultimate Parent Entity" of any Person.

     "Utility Software" means computer programs that execute on System Software to provide generic services to Application Software, or to end users. Utility Software includes, but is not limited to, computer language compilers, linkage editors, file sorts and merges, source code editors, file copy programs, database management programs, and report generators.

     "Vendor" means a vendor of travel-related services, such as an airline, rail company, ferry operator, hotel, rental car company, tour, package, or cruise operator, or travel insurance company, that participates in Reservations Services.

                                Annex I - 10

     "Voice Network" means switched telecommunications services, including all 800 and 888 services, outbound Wide Area Telephone Services (WATS), toll service, central office service, credit card service, local telephone service, director service, local switching and long distance network access services, tie-line service, foreign exchange (FX) service, international voice telecommunication services, remote call forwarding service, voice mail services, and all other voice telecommunications services relating to pagers, mobile telephone, interfaces to public address services, and conference bridging.



                                Annex I - 11

                               ANNEX I--EXHIBIT A


                               DEFINITION OF COST


This Exhibit A defines "Cost" for the purpose of Annex I.

                             PART I.  INTRODUCTION

     1. Definitions. Unless otherwise defined in this paragraph 1, all capitalized terms used in this Exhibit shall have the meaning ascribed to them elsewhere in this Exhibit, or, if not otherwise defined herein, in Annex I. As used in this Exhibit, the terms listed in this paragraph 1 shall have the meaning provided for each:

     "Allocation" means a rule or process by which an Expense is apportioned to more than one Service Unit. Such a rule or process shall result in the apportionment of one-hundred percent (but not more than one-hundred percent) of an Expense to Expense Categories, Service Unit Categories, or Service Units, as the case may be.

     "Amortized Cost" means the Expense of an intangible asset that (i) is determined pursuant to GAAP, and (ii) is not recognized fully on the income statement of Service Provider in a single Accounting Period but which is amortized over more than one Accounting period. For the purposes of the Method, amortization shall be as recorded on Service Provider's financial statements pursuant to GAAP. "Cost of Capital" means the result of the calculation described in paragraph 3.B. below.

     "Depreciated Cost" means the Expense (including capital lease expenses) of a tangible asset that (i) is determined pursuant to GAAP, and (ii) is not recognized fully on the income statement of Service Provider in a single Accounting Period but which is depreciated over more than one Accounting Period. For the purposes of the Method, depreciation shall be recorded on Service Provider's financial statements pursuant to GAAP.

     "Direct Cost" means an Expense that can be (i) specifically identified with the production of a Service Unit, (ii) is variable with the production of such a Service Unit, and (iii) is proportional (though not necessarily on a one-on-one basis) to the production of such a Service Unit.
                                Annex I - 12

     "Effective Date" means the date upon which the Services Agreement becomes effective as provided in the Services Agreement.

     "Expense" means costs incurred in the conduct of a business that, pursuant to GAAP, are reported on the income statement of that business. Expenses shall include actual payments or accruals, whichever is appropriate pursuant to GAAP, for a particular cost.

     "Expense Category" means that grouping of Expenses related to the major lines of business of Service Provider. An Expense category may not overlap with another Expense Category. Expense Categories are hierarchically superior to Service Unit Categories. The initial Expense Categories for the Services Agreement shall be detailed in the Services Agreement.

     "Fully Allocated Cost" means, for each Service Unit provided to Customer by Service Provider pursuant to the Services Agreement, Service Provider's actual Direct Costs, Indirect Costs, General Overhead Costs, Depreciated Costs plus Cost of Capital, and Amortized Costs plus Cost of Capital that Service Provider incurs to provide that Service Unit to Customer. Other than as provided in paragraph 4, below, Fully Allocated Costs are not predicted, planned, budgeted, or forecast Expenses.

     "Funds Rate" means the following quantity divided by 12: the average of the prevailing dollar-denominated 60 day London Interbank Offered Rate (LIBOR), as reported in the Wall Street Journal for the last Business Day of each calendar month of each Half Year plus 200 basis points.

     "GAAP" means Generally Accepted Accounting Principles as defined by the Financial Accounting Standards Board and applied within the United States.

     "General Overhead Cost" means all Expenses that (i) are not variable with the production of a Service Unit, (ii) are neither Direct Costs nor Indirect Costs, and (iii) are of a type such that such Expenses would continue to be incurred, though not necessarily at the same dollar level, regardless of the volume or level of Service Provider's operations. General Overhead Costs may include Amortized Costs and Depreciated Costs. As used in the Method, General Overhead Costs shall be an Expense Category separate and distinct from other Expense Categories.

     "Half Year" means a period during which the Services Agreement is effective
(i) either from January 1 through June 30, inclusive, of a single calendar year, or (ii) from July 1 through December 31, inclusive, of a single calendar year. The period from the Effective Date until the next June 30 or December 31, whichever date shall occur first after the Effective Date, shall be considered a Half Year.


                                Annex I - 13

     "Incentive Costs" means Service Provider's Expense for profit sharing, incentive compensation, long-term incentive programs or other similar programs or benefits.

     "Indirect Costs" means an Expense that (i) is related to but cannot be specifically identified with the production of a Service Unit, (ii) is neither a Direct Cost nor a General Overhead Cost, (iii) may include Amortized Costs, and Depreciated Costs, and (iv) may or may not be variable with the production of such Service Unit. "Permitted Costs" means Service Provider's Expenses but not including Incentive Costs.

     "Price" means a dollar amount calculated following the Method.

     "Price List" means a list of all Prices for Service Units provided by Service Provider to Customer under the terms of the Services Agreement.

     "Services Agreement" means an agreement between Customer and Service Provider for the provision to Customer of the products or services of Service Provider.

     "Service Unit" means a measurement of the quantity of services provided (i) solely to Customer and pursuant to the terms of the Services Agreement, or (ii) to other customers of Service Provider but not to Customer, or (iii) to other customers of Service Provider and also to Customer. The initial Service Units provided under the Services Agreement shall be detailed in the Services Agreement.

     "Service Unit Category" means those Expenses related to the production of a type of service. Service Unit Categories are hierarchically inferior to Expense Categories and hierarchically superior to Service Units. A Service Unit Category may not overlap with another Service Unit Category. The initial Service Unit Categories provided under the Services Agreement shall be detailed in the Services Agreement.


                                PART II:  METHOD

     2. General Principles. Prices shall be calculated following the principles and procedures in paragraphs 2 through 5, inclusive. Such procedures and principles shall collectively be referred to as the "Method."

     A. Assignment Rules. The total Expenses (other than Incentive Costs) of Service Provider shall be assigned in a step-wise, hierarchical manner (i) first to all Expense Categories with the result that the sum of Expenses (other than Incentive Costs) assigned to such Expense Categories shall equal Service

                                Annex I - 14

     Provider's total Expenses (other than Incentive Costs) for the Half Year for which the assignment is made, (ii) second, within individual Expense Categories other than the General Overhead Cost Expense Category and following the assignment of the General Overhead Cost Expense Category as provided in paragraph 3.E. below, to the Service Unit Categories within each individual Expense Category with the result that the sum of such Service Unit Categories shall equal Service Provider's total Expenses for such Expense Category for the Half Year for which the assignment is made.

     B. Minimal Allocation Rule. With the objectives of avoiding disputes and clarifying the operation of the Method, the use of Allocations shall be minimized and whole dollar assignments of Expenses shall be made in the Method insofar as possible.

     C. Service Unit Prices. Prices for Services shall be determined by calculating individual Prices for individual Service Units, expressed as dollars per unit of Service Unit volume measurement.

     D. Fully Allocated Costs. Prices for Service Units shall be calculated using Fully Allocated Costs.

     E. No Markup. No markup, profit margin, rate of return, or any other such number, factor, or rate shall be applied by Service Provider in any manner in any calculation performed pursuant to the Method. This principle shall not pertain to Cost of Capital.

     F. Use of GAAP. GAAP shall be used to govern all accounting policies related to the Method.

     G. No Double Charges. Each Price shall be calculated so as to ensure that such Price shall not result in Service Provider charging Customer more than once for the same Expense dollars. Service Provider shall ensure that the principle expressed in this paragraph is applied.

     H. Information and Adjustments to Calculations. Service Provider shall provide to Customer any information that Customer reasonably requests, and that is in Service Provider's possession, related to any of the Allocations or other calculations undertaken by Service Provider as a result of the provisions of this Exhibit. Service Provider shall make any adjustments to calculations that are necessary to conform to the Method.


                                Annex I - 15

     3. Procedure. The Method shall follow this procedure:

     A. Specification of Services List. A list of Expense Categories, Service Unit Categories, Service Units, and Service Unit volume measurements for which Prices are to be calculated is defined ("Services List"). The initial Services List effective upon the Effective Date for the Services Agreement shall be detailed in the Services Agreement.

     B. Calculation of Cost of Capital. The Cost of Capital is calculated using the following formula:

                          Cost of Capital shall equal:

                          (i)     60 divided by x

                          (ii)    where x equals the result of

                                  1 - (1 + Funds Rate)  - 60
                                  --------------------------
                                           Funds Rate

     C. Calculation of Services Volumes. For each Service Unit Category detailed on the Services List, Service Provider shall calculate the actual total volume that Service Provider produced of Service Units (of all types) within such Service Unit Category during the previous Half Year (for Service Provider and all customers of Service Provider). The volume calculated for each Service Unit type within such Service Unit Category shall be called the "Service Unit Volume" for such Service Unit type.

     D. Assignment of Expenses to Expense Categories. Individually for each Expense Category, the Permitted Costs shall be assigned to Expense Categories. Subject to the Minimal Allocation Rule, in the case of Indirect Costs, Amortized Costs, or Depreciated Costs, an Allocation may be used to divide such Indirect Costs, Amortized Costs, or Depreciated Costs among more than one Expense Category.

     E. Assignment of the General Overhead Costs Expense Category. Following the assignment detailed in paragraph 3.D., the General Overhead Cost Expense Category shall be assigned to each other Expense Category by adding to each such Expense Category the result of multiplying (x) the ratio of (i) the dollar amount of such Expense Category divided by (ii) the total dollar amount of all

                                Annex I - 16

     Expense Categories other than the General Overhead Cost Expense Category, by (y) the dollar amount of the General Overhead Cost Expense Category.

     F. Assignment of Expense Categories to Service Unit Categories. Individually for each Service Unit Category within an Expense Category, the total of the Permitted Costs assigned to such Expense Category, as provided in paragraphs 3.D. and 3.E., shall be assigned to such Service Unit Categories within such Expense Category with the result that the sum of all Service Unit Categories for such Expense Category equals the total of the Permitted Costs assigned to such Expense Category. G. Calculation of Prices. For each Service Unit Category, the Price for each Service Unit within such Service Unit Category shall be calculated following these steps:

        STEP 1. Calculation of Direct, Indirect, and General Overhead Cost Pool. Individually for each Service Unit type within such Service Unit Category, the Permitted Costs that are either Direct Costs, Indirect Costs, or General Overhead Costs related to the provision of Service Units within that Service Unit Category by Service Provider shall be summed. The result of this calculation shall be called the "Direct, Indirect, and General Overhead Cost Pool" for such Service Unit type. In the case of Indirect Costs or General Overhead Costs, an Allocation may be used to divide such Indirect Costs or General Overhead Costs among more than one Service Unit type within that Service Unit Category.

        STEP 2. Calculation of Amortized Cost Pool. Individually for each Service Unit type within such Service Unit Category, the Permitted Costs that are Amortized Costs elated to the provision of Service Units within that Service Unit Category by Service Provider shall be (x) summed, and (y) the sum(x) shall be multiplied by the Cost of Capital. The result (y) of this calculation shall be called the "Amortized Cost Pool" for such Service Unit type within that Service Unit Category. In the case of Amortized Costs, an Allocation may be used to divide such Amortized Costs among more than one Service Unit type within that Service Unit Category.

        STEP 3. Calculation of Depreciated Cost Pool. Individually for each Service Unit type within such Service Unit ategory, the Permitted Costs that are Depreciated Costs related to the provision of such Service Unit type within that Service Unit Category by Service Provider shall be (x) summed,

                                Annex I - 17
        and (y) the sum (x) shall be multiplied by the Cost of Capital. The result (y) of this calculation shall be called the "Depreciated Cost Pool" for such Service Unit type within that Service Unit Category. In the case of Depreciated Costs, an Allocation may be used to divide such Depreciated Costs among more than one Service Unit type within that Service Unit Category.

       STEP 4. Calculation of a Service Unit's Total Cost Pool. Individually,for each Service Unit type within such Service Unit Category, the Direct, Indirect, and General Overhead Cost Pool for such Service Unit type within that Service Unit Category, the Amortized Cost Pool for such Service Unit type within that Service Unit Category, and the Depreciated Cost Pool for such Service Unit type within that Service Unit Category shall be summed. The result of this calculation shall be termed the "Total Cost Pool" for such Service Unit type within that Service Unit Category.

        STEP 5. Calculation of a Service Unit's Price. Individually, for each Service Unit type within such Service Unit Category, the Total Cost Pool for such Service Unit type within that Service Unit Category shall be divided by the Service Unit Volume for such Service Unit type within that Service Unit Category. The result of this calculation shall be the Price for such Service Unit type within that Service Unit Category.

     4. Revision of Service Units. Service Provider may add to or otherwise revise the list of Service Units for the Services Agreement and the corresponding Price for Service Units at any time, provided, however, that Service Provider may not unbundle or reorganize prices or cost pools for the purpose of increasing charges to Customer. In the event that a revision to the list of Service Units is necessitated by the addition of a Service Unit for which (i) a Price was not previously calculated, and (ii) no Direct Costs have been incurred by Service Provider, then Service Provider may calculate a Price for such additional Service Unit using a projection of Expenses related to the provision of such Service Unit.

     5. Effective Price List. For each Half Year, a Price List shall be used by Service Provider to invoice Customer for Services provided under the terms of the Services Agreement.

     A. Initial Prices. Upon the Effective Date of the Services Agreement the initial Price List ("Initial Price List") for Services provided by Service Provider under the terms of the Services Agreement shall be the Prices detailed in an exhibit to the Services Agreement. Such Initial Price List shall be used


                                Annex I - 18
     through the last day of the Half Year that follows the Effective Date of the Services Agreement. The worksheets and other materials used to calculate the Initial Price List, pursuant to the Method, shall be attached to the Services Agreement.

     B. Price List Recomputation. At the conclusion of each Half Year Service Provider shall undertake a Price List recomputation ("Price List Recomputation"). For the Half Year ending each June 30, the Price List Recomputation shall be provided to Customer by August 15. For the Half Year ending each December 31, the Price List Recomputation shall be provided to Customer by February 15. The Price List Recomputation shall be undertaken following these steps:

        1. Prices ("Step One Prices") or each Service Unit shall be calculated using (i) the Method, (ii) actual Expenses for the immediately preceding Half Year, and (iii) actual volumes for Service Units produced by Service Provider for the immediately preceding Half Year. The Step One Prices shall become the Effective Prices for the then-current Half Year.

        2. The difference, if any, between the Step One Price for a Service Unit and the corresponding Price for such Service Unit on the effective Price List for the immediately preceding Half Year shall be multiplied by the sum of (x) one plus (y) the product of the Funds Rate and six. This result is the "Price Adjustment Factor." The Price Adjustment Factor for each Service Unit shall be multiplied by the volume invoiced by Service Provider to Customer for such Service Unit during the preceding Half Year ("Adjusted Charge"). The sum of the Adjusted Charges for all Service Units shall be divided by six ("Net Adjustment"). If the Net Adjustment is greater than zero, then Service Provider shall invoice Customer each month during the then-current Half Year an amount equal to the Net Adjustment. If the Net Adjustment is less than zero, then Service Provider shall give a credit to Customer each month during the then-current Half Year an amount equal to the Net Adjustment.


                                Annex I - 19

                              ANNEX I -- EXHIBIT B











                                Annex I - 20

 THE FOLLOWING SCHEDULE HAS BEEN PREPARED PURSUANT TO RULE 12b-31
UNDER THE
                       SECURITIES EXCHANGE ACT OF 1934


                         SCHEDULE I TO EXHIBIT 10.1

               DOCUMENTS THAT HAVE NOT BEEN FILED AS EXHIBITS
            BECAUSE THEY DO NOT CONTAIN ANY MATERIAL DIFFERENCES
                              FROM EXHIBIT 10.1

     Amended and Restated Non-Competition Agreement dated as of July 30, 1997 among Galileo International, Inc., Galileo International, L.L.C., Air Canada, Resnet Holdings, Inc., Air Alliance, Inc., Air BC Limited, Air Nova and Air Ontario.

     Amended and Restated Non-Competition Agreement dated as of July 30, 1997 among Galileo International, Inc., Galileo International, L.L.C., Alitalia Aeree Italiane S.p.A. and Sigma Travel Systems S.p.A.

     Amended and Restated Non-Competition Agreement dated as of July 30, 1997 among Galileo International, Inc., Galileo International, L.L.C., Retford Limited, Timas Limited, Aer Lingus plc, Compania Hispano Irlandesa D'Avacion S.A. and Aer Lingus Commuter Limited.

     Amended and Restated Non-Competition Agreement dated as of July 30, 1997 among Galileo International, Inc., Galileo International, L.L.C., Olympic Airways S.A., Olynet, Inc., Galileo Hellas S.A., Olympic Aviation S.A. and Macedonian Airlines S.A.

     Amended and Restated Non-Competition Agreement dated as of July 30, 1997 among Galileo International, Inc., Galileo International, L.L.C., SAir Group Ltd., Swissair Swiss Air Transport Company Limited, Roscor A.G., Crossair Ltd. Co. and Balair - CTA Ltd.

     Amended and Restated Non-Competition Agreement dated as of July 30, 1997 among Galileo International, Inc., Galileo International, L.L.C., Austrian Airlines, Oesterreichische Luftverkehrs Aktiengesellschaft, Travidata, Inc., Traviaustria Datenservice Fuer Reise Und Touristik GmbH and Austrian Airtransport, Oesterreichische Flugbetriebs GmbH.

     EXHIBIT 10.2

                                   GALILEO

                                INTERNATIONAL






                             SERVICES AGREEMENT




                                   between

                        Galileo International Limited

                                     and

                        Synstar International Limited

                                     for



                                 Pan European
                    Maintenance and Installation Services







Author:Alex Crawford
      Senior Procurement Specialist
      EMEA and Asia Purchasing


                              TABLE OF CONTENTS

      CLAUSE                                                        PAGE

1.    DEFINITIONS .................................5

2.    OBJECTIVES  .................................12

3.    SCOPE OF SERVICES...............................................13
      3.1   Commencement of Performance...............................13
      3.2   Transition  13
      3.3   Project Management........................................14
      3.4   Disaster Recovery.........................................16
      3.5   Premium Services .........................................16

4.    DISPUTE RESOLUTION..............................................16

5.    WARRANTIES AND PERFORMANCE STANDARDS............................17
      5.1   Warranties................................................17
      5.2   Performance Standards.....................................17
      5.3   Additional SYNSTAR Obligations............................17

6.    THIRD-PARTY WARRANTIES..........................................18

7.    GALILEO PROPERTY AND FACILITIES.................................18
      7.1   Galileo Property..........................................18
      7.2   Galileo Facilities........................................18

8.    SOFTWARE AND DOCUMENTATION......................................18
      8.1   License...................................................18
18
      8.2   Third-Party Software Licenses.............................19
      8.3   Limitations...............................................19
      8.4   Virus Protection..........................................19
      8.5   Provision of Materials....................................19

9.    CALL MANAGEMENT SYSTEM .........................................19

10.   SYNSTAR PERSONNEL...............................................22
      10.1  SYNSTAR Personnel.........................................22
      10.2  Turnover..................................................22
      10.3  Qualified Personnel.......................................22
      10.4  Equipment, Facilities and Training........................22
      10.5  Training Programs.........................................22
      10.6  Certification Assessments.................................22
      10.7  Operation and Maintenance Procedures......................23
      10.8  Procedures Approval.......................................23
      10.9  Field Service Engineer Assignment.........................23
      10.10 Second Tier Technical Support.............................23

11.   SERVICE CHARGES AND FEES........................................23
      11.1  Charges and Fees..........................................23
      11.2  Pricing Review............................................23
      11.3  Escalation................................................24
      11.4  Currency .................................................24
      11.5  Voice Transmission Charges................................24
      11.6  Platform Independent Charges..............................24
      11.7  Software Costs............................................24
      11.8  Continental Europe and Year 2000 Remediation Services.....24
      11.9  UK Audit Services.........................................25
      11.10 Euro......................................................25
      11.11 New Services..............................................25
      11.12 Addition of  New Countries................................25

12.   PAYMENT.........................................................26
      12.1  Payment Terms.............................................26
      12.2  Accompanying Statement....................................26
      12.3  Invoice Format............................................26
      12.4  Invoice Submission........................................26

13.   INSURANCE   ....................................................27

14.   RECORDS; AUDIT AND INSPECTION RIGHTS............................27
      14.1  Records; Audit Rights.....................................27
      14.2  Inspection Rights.........................................27

15.   TAXES       ....................................................27
      15.1  Sales and Use Taxes.......................................27

16.   INDEMNIFICATION.................................................27
      16.1  General Indemnity.........................................27
      16.2  Claims....................................................28
      16.3  Intellectual Property Indemnity...........................29
      16.4  Survival of Obligations...................................29

17.   LIABILITY.......................................................30
      17.1  SYNSTAR's Liability.......................................30
      17.2  Galileo's Liability.......................................30

18.   TERM AND TERMINATION............................................30
      18.1  Term  ....................................................30
      18.2  Termination...............................................31
      18.3  Termination Assistance....................................32
      18.4  Purchase of Spare Parts Inventory and Other Assets........32
      18.5  Data and Software.........................................33

19.   FORCE MAJEURE...................................................33

20.   CONFIDENTIALITY.................................................33
      20.1  Definition of Confidential Information....................33
      20.2  Restrictions on Disclosure and Use........................34
      20.3  Return of Confidential Information........................34
      20.4  Third-Party Beta Tests....................................34
      20.5  Remedy....................................................35
      20.6  Survival of Obligations...................................35

21.   COPYRIGHT AND PUBLICITY.........................................35
      21.1  Publicity.................................................35
      21.2  Employees.................................................35
      21.3  Copyright.................................................35

22.   SUBCONTRACTORS..................................................35
      22.1  Consent...................................................35
      22.2  Subcontracts..............................................35

23.   NO SOLICITATION.................................................36

24.   NON-EXCLUSIVE ARRANGEMENT.......................................36

25.   COMPLIANCE WITH APPLICABLE LAW..................................36

26.   NO THIRD-PARTY BENEFICIARY RIGHTS...............................36

27.   ASSIGNMENT  ....................................................36

28.   MISCELLANEOUS...................................................37
      28.1  Entire Agreement..........................................37
      28.2  Order of Priority.........................................37
      28.3  Governing Law.............................................37
      28.4  Amendments; Waivers.......................................37
      28.5  Section Headings..........................................37
      28.6  Notices...................................................37
      28.7  Severability..............................................38
      28.8  No Agency.................................................38
      28.9  Counterparts..............................................38
      28.10 Remedies..................................................38
      28.11 No Compete................................................38

APPENDICES

Attachment A(1) - UK Maintenance Services............................A-1
Attachment A(2) - Continental Europe Maintenance Services ...........A-2
Attachment B(1) - UK Installation Services ..........................B-1
Attachment B(2) - Continental Europe Installation Services ..........B-2
Attachment C(1) - UK Refurbishment Services .........................B-1
Attachment C(2) - Continental Europe Refurbishment Service ..........B-2
Attachment D(1) - UK Charges ........................................D-1
Attachment D(2) - Continental Europe Charges ........................D-2
Attachment E(1) - UK Performance Standards & Price Adjustments ......E-1
Attachment E(2) - Continental Europe Performance Standards and Price
                  Adjustments........................................E-2
Attachment F(1) - UK Audit & Services ...............................F-1
Attachment F(2) - Continental Europe Audit & Year 2000 Remediation
                  Services...........................................F-2
Attachment G    - UK Technical Support Service Level Agreement.......G-1

EXHIBITS

Exhibit 1   Reporting Requirements...................................1-A
Exhibit 2(A) - UK Minimum Skill Level Requirements for Field Service
               Engineers.............................................2-A
Exhibit 2(B) - Continental Europe Minimum Skill Level Requirements for
               Field Service Engineers...............................2-B
Exhibit 3      Site Inspection Meeting Report........................3-A
Exhibit 4(A) - UK Equipment Description..............................4-A
Exhibit 4(B) - Continental Europe Equipment Description..............4-B
Exhibit 5    - Refurbishment Specification...........................5-A
Exhibit 6(A) - UK Commencement Schedule..............................6-A
Exhibit 6(B) - Continental Europe Commencement Schedule..............6-B
Exhibit 7    - UK Customer Location Lists............................7-A



     THIS SERVICES AGREEMENT (the "Agreement") is made and entered into this 1st day of April 2001 (the "Effective Date") by and between Galileo International Limited ("Galileo"), a private company incorporated under the laws of England and Wales, with principal offices at Galileo House, 2 Windsor Dials, Arthur Rd, Windsor, Berkshire, England and SYNSTAR International Limited ("SYNSTAR"), a private limited company incorporated under the laws of England and Wales with a principal place of business at Cumberland House, Old Bracknell Lane West, Bracknell, Berkshire, England. (Galileo and SYNSTAR are collectively referred to herein as the "Parties".).

                                 WITNESSETH:

      WHEREAS, Galileo wishes to purchase from SYNSTAR certain personal computer installation, maintenance, refurbishment and other services; and

      WHEREAS, SYNSTAR has represented that it is a superior service provider; and

      WHEREAS, SYNSTAR wishes to provide such services to Galileo.

      NOW THEREFORE, in consideration of the mutual covenants and promises contained herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:


1     DEFINITIONS

      For the purposes of this Agreement (and its Attachments), the following terms shall have the following meanings. Other capitalised terms used in this Agreement and not defined below shall have the meanings assigned to them elsewhere in this Agreement:

      A. "Air Travel Site" means a Customer Location that is more than two hundred (200) geographic miles from the nearest SYNSTAR service center or if, due to geographical barriers (bays, mountains, oceans etc.), the Customer Location is more quickly reached by air than by ground transportation

      B. "Alpha Test" means any deployment by Galileo of a Product or Equipment prior to commercial release for the purpose of preliminary testing of such Product or Equipment.

      C. "Alpha Test Site" means the Customer Location where an Alpha Test is being or will be conducted by Galileo.

      D. "Arrival Time" means the amount of clock time elapsed within Business Hours between SYNSTAR's receipt of a Maintenance Problem and the Field Service Engineer's arrival at the Customer Location.

      E. "Attachments" means any or all of the various attachments to this Agreement, all of which are hereby incorporated by reference in and form a part of this Agreement.

      F. "Base Installation Charges" means the charges listed in Attachment D for the Base Installation Services.

      G. "Base Installation Projects" means, with respect to any month, all Installation Projects with a Scheduled Installation Project Completion Date during such month, excluding, however, those Installation Projects which SYNSTAR failed to complete on the Scheduled Installation Project Completion Date because of an unanticipated Customer or Galileo caused or requested delay, including, without limitation, delay in the availability of the necessary data circuit, customer-site-not-ready delay, delay caused by the denial to SYNSTAR of reasonable access to the Customer Location or delay created by network unavailability or inadequate Galileo inventory levels.

      H. "Base Maintenance Charges" means the charges listed in Attachment D for the Base Maintenance Services.

      I. "Base Refurbishment Charges" means the charges listed in Attachment D for the Base Refurbishment Services.

      J. "Base Service Charges" means Base Maintenance Charges, Base Installation Charges, for a given month.

      K. "Beta Test" means any deployment by Galileo of a Product or Equipment prior to commercial release for the purpose of advanced testing of such Product or Equipment.

      L. "Beta Test Site" means the Customer Location where a Beta Test is being or will be conducted by Galileo.

      M.    "Business Days" means Monday through Friday, excluding Holidays.

      N. "Business Hours" means Normal Business Hours except in the case of priority high maintenance call in which case, Business Hours will include those hours in which SYNSTAR provides priority pigh services. Provided, however, that in each case the clock shall stop running at 7:00 p.m., local Customer Location time, and commence running again at 7.00 a.m. the next Business Day. In the event that the Customer Location denies SYNSTAR reasonable access to the Customer Location, the clock shall stop running and shall commence running again at the new ETA established by SYNSTAR with such Customer. Arrival Time and Restoral Time in each instance will be measured using the clock times entered by SYNSTAR in the SYNSTAR problem management system for arrival of the Field Service Engineer at the Customer Location and restoral of the Equipment and System. The time of SYNSTAR's receipt of a Maintenance Problem shall be the clock time assigned to such Maintenance Problem by Galileo and transmitted to SYNSTAR. All times shall be expressed in local Customer Location time.

      O. "Cable Fabricator" means the entity or entities that provide Galileo or SYNSTAR with cable fabrication services.

      P. "Call Management System" means the computerised fault logging, tracking and asset logging system used by SYNSTAR in the fulfilment of the Services under this Agreement and providedto Galileo SMOs and Galileo International Limited offices. SYNSTAR will provide interface in order to automate the process of communicating maintenance faults from the Galileo Problem Management System to SYNSTAR, check on the status of existing faults, check on the status of faults according to the Performance Standards and to track the location of Equipment, Software and Galileo Local Product by Customer Location recording inter alia model codes, serial numbers, version numbers etc

      Q. "Campus Relocation" means the relocation of Products, Equipment and Software from one place to another place at the same Customer Location in accordance with the Work Order for such Installation Project or, in the event that a Work Order has not been issued by Galileo, other instructions from Galileo.

      R. "Care, Custody or Control of SYNSTAR" means: in the possession of SYNSTAR or any of its employees or agents, whether in a warehouse, refurbishment facility or otherwise; in transit between a SYNSTAR or SYNSTAR agent facility and a Customer Location; in transit between a Customer Location and a SYNSTAR or SYNSTAR agent facility; in transit between a SYNSTAR or SYNSTAR agent facility and another SYNSTAR or SYNSTAR agent facility; or as a result of being relocated by SYNSTAR, in transit to Customer Locations or Customer offices within the same campus where transportation of the Galileo Property is required; or otherwise under the control of SYNSTAR or any of its employees or agents, excluding, however, any Galileo Property that is in the physical possession of a Customer.

      S.    "Confidential Information" as defined in Clause 20.

      T. "Consumables" means those Expendables that are consumed during the operation of Equipment and must be periodically replaced, such as ribbons and toner.

      U. "Covered Customer Location" means any Customer Location designated by Galileo to be covered by this Agreement.

      V. "Covered Equipment" means any and all Units of Equipment designated by Galileo to be covered by this Agreement.

      W. "Customer" means Galileo, any subscriber to the Galileo System, any SMO, or any Galileo Affiliate doing business within the Service Area.

      X. "Customer Location" means any individual physical office, facility or other premises of any Customer located within the Service Area and in which Equipment and/or Software is located.

      Y. "Deautomation" means the Deinstallation and removal from a Customer Location of all Equipment, Software and other Galileo Property in accordance with the Work Order for such Installation Project or, in the event that a Work Order has not been issued by Galileo, other instructions by Galileo.

      Z. "Deautomation Project" means Deautomation for which a Work Order has been issued.

      AA "Deinstallation" means disconnecting Equipment and removing Software as described in Attachment B.

      BB "Direct Connect Countries" means those countries in which neither Galileo nor SYNSTAR has an appointed distributor or a wholly owned business unit.

      CC.   "EFORU" means "Equipment Fully Operational and Ready for Use".

      DD. "End-of-Life" means Equipment identified by Galileo as no longer deployable.

      EE. "Equipment" means any and all units of Terminal Equipment and/or ticket printers and/or other printers and/or modems and/or communications devices and/or hubs and/or Multiple Access Units
            (MAUs) used or deployed or to be used or deployed at Customer Locations, whether owned by Galileo or a third-party.

      FF. "Equipment Type" means any Existing Equipment Type or New Equipment Type.

      GG.   "ETA" means Technician estimated time of arrival.

      HH. "Exhibits" means any or all of the various Exhibits to this Agreement, all of which are hereby incorporated by reference in and form a part of this Agreement.

      II. "Existing Equipment Type" means any type of Equipment that is used or deployed at any Customer Location as of the Service Commencement Date and shall include but not be limited to the Equipment detailed in Exhibit 4A and Exhibit 4B of this Agreement or as otherwise notified to SYNSTAR.

      JJ. "Existing Product" means any Galileo Product made available by Galileo (including for the avoidance of doubt Equipment, Galileo Software, Galileo Local Product) to its customers, whether on a commercial or trial basis, as of the Service Commencement Date.

      KK. "Expendables" means any part or component of Equipment or other material used in the operation of Equipment that cannot be repaired, rebuilt or reused once used.

      LL. "Field Service Engineer" means SYNSTAR personnel who have successfully completed certification assessments on Galileo Products and possess the skills outlined in Exhibit 2A and
            Exhibit 2B and are assigned by SYNSTAR to perform Services under this Agreement.

      MM. "Fully Operational State" means the Equipment is fully functional including, without limitation, full access to the Primary Computer System, and is ready for use.

      NN. "Galileo Affiliate" means any entity owning, directly or indirectly, an interest in Galileo or in which Galileo owns, directly or indirectly, an interest.

      OO. "Galileo Competitor" means any competitor of Galileo in the computerised reservation services business, including, without limitation, Sabre, Worldspan and Amadeus.

      PP. "Galileo Customer Support Centre" means any location at which Galileo receives customer support calls.

      QQ. "Galileo Local Product" means software and/or hardware offered by Galileo in any one or more of the countries in the Service Area either developed by Galileo and/or branded by Galileo and/or co-marketed by Galileo and/or provided by Galileo to any Customer as part of its standard service offering in any one or more country in the Service Area which may include configuration and the provision of access to one or more third party host systems.

      RR. "Galileo Problem Management System" means the in-help desk application(s) used by Galileo.

      SS. "Galileo Product" means any Terminal Equipment or Galileo Software that runs on Terminal Equipment or Customer equipment which is marketed by Galileo.

      TT. "Galileo Property" means any and all Equipment, Software, cable, components and other related items belonging to Galileo and any Software which Galileo is authorised to use.

      UU.   "Galileo Software" means Software and firmware.

      VV. "Galileo System" means the computerised reservation system(s) distributed by Galileo in any one or more of the countries in the Service Area.

      WW. "Holidays" shall be legal Holidays observed in the country or countries were Services are delivered, provided that the local business community generally observes such Holidays.


      XX. "Hourly Rates" means the charges listed in Attachment D for each hour of clock time spent performing Services when Time and Material Rates apply as provided herein.

      YY. "Incident Price" means the charges per incident for Audit, Maintenance, Installation, Refurbishment Services and Other Services listed in Attachment D1 and Attachment D2.

      ZZ. "Installation" means the initial installation of any Product and/or Equipment and/or Software at a Customer Location in accordance with the Work Order for such Installation Project or, in the event that a Work Order is not issued by Galileo, other instructions of Galileo.

      AAA. "Installation Project" means any Installation, Relocation or Deautomation (IMAC) for which SYNSTAR has received a Work Order.

      BBB. "Installation Services" means all Services associated with installations as detailed in this Agreement.

      CCC. "Installation Vendor" means the entity responsible for providing Installation Services.

      DDD. "Maintenance Call" means SYNSTAR's provision of Maintenance Services to resolve any Maintenance Problem including, without limitation, one or more visits to the Customer Location to provide on-site Maintenance Services.

      EEE. "Maintenance Problem" means any maintenance problem determined by Galileo to be hardware-and/or Software related at a Customer Location and transferred by Galileo to SYNSTAR.

      FFF. "Maintenance Services" means all services associated with Equipment and/or Software maintenance and restoral as detailed in this Agreement.

      GGG. "Maintenance Vendor" means the entity responsible for providing Maintenance Services.

      HHH. "Material Rates" means the cost for material including without limitation, any Expendables, used by SYNSTAR in performance of the Services where Time and Material Rates apply as provided herein. In no instance will Material Rates exceed the lesser of Net Book Value and fair market value.

      III. "New Equipment Type" means any type of Equipment that is first used or deployed at any Customer Location after the Service Commencement Date or which is a New Release.

      JJJ. "New Product" means any existing or potential Galileo Product first made available by Galileo to its customers, whether on a commercial or trial basis, after the Service Commencement Date or which is a New Release.

      KKK. "New Release" means, with respect to any Product, a new version of such Product that contains substantial new functionality or technology from the existing version and, with respect to any Equipment Type, a new model of such Equipment Type that contains substantial new functionality or technology from the existing model.

      LLL. "NDC" means National Distribution Company, a third party appointed as a distributor of the Galileo System and Galileo products with responsibility for a particular country or countries.

      MMM. "Normal Business Hours" means Monday through Friday, 8:00 a.m. to 7:00 p.m., local Customer Location time, excluding Holidays.

      NNN. "Off-Campus Relocation" means the relocation of Product, Equipment and Software from one Customer Location to another Customer Location of the same Customer in accordance with the Work Order for such Installation Project or, in the event that a Work Order is not issued by Galileo, other instructions of Galileo.

      OOO. "Performance Standards" means the performance standards set forth in Attachment E1 and Attachment E2 hereto and elsewhere in the Agreement by which the Services are to be evaluated.

      PPP. "Premium Customer" means Customer designated by Galileo to receive Premium Services as detailed herein.

      RRR. "Premium Installation Services" means the higher levels of Installation Services provided to Premium Customers as detailed in Attachment B1 and Attachment B2.

      PPP. "Premium Maintenance Services" means the higher levels of Maintenance Services provided to Premium Customers as detailed in Attachment A1 and Attachment A2.

      SSS. "Premium Services" means the higher levels of Maintenance and Installation Services provided to Premium Customers.

      SSS. "Primary Computer System" means, with respect to any Customer Location, the primary computer system accessed through the Equipment, Software and System at such Customer Location, including, without limitation, the host computer system, Galileo and Galileo 's MVS System, the local area network or the stand-alone computer system.

      UUU.  "Product" means any Existing Product and any New Product.

      VVV. "Refurbishment" means any and all repairs and cosmetic alterations necessary to restore Equipment to a "looks like new, functions and performs like new" condition as detailed in Attachment C1 and Attachment C2.

      WWW. "Refurbishment Services" means all services associated with Equipment refurbishment as detailed in Attachment C1 and Attachment C2.

      XXX. "Refurbishment Vendor" means the entity responsible for providing the Refurbishment Services.

      YYY.  "Relocation" means a Campus Relocation or an Off-Campus
            Relocation.


      ZZZ. "Repair Time" means the amount of clock time elapsed within Business Hours between the Field Service Engineer's initial arrival at the Customer Location and the restoral of the affected Equipment and/or Software including access to the System at the Customer Location to a Fully Operational State.

      AAAA. "Replacement Cost" means, with respect to any item of Galileo
            Property, the full cost of replacing such property with identical property; provided, however, that if identical property is not commercially available, then "Replacement Cost" means the full cost of replacing such property with functionally equivalent property of like quality and grade.

      BBBB. "Restoral" means restoring the Equipment and/or Software and access to the System to a Fully Operational State.

      CCCC. "Restoral Time" means the amount of clock time elapsed within Business Hours between SYNSTAR's receipt of a Maintenance Problem and the Restoral of the affected Equipment and/or Software and access to the System at the Customer Location to a Fully Operational State.

      DDDD. "Revision" means the installation or deinstallation of a Product, Equipment and Software at a Customer Location to upgrade or downgrade the current Galileo technology at such Customer Location or change the deployed Equipment at such Customer Location in accordance with the Work Order for such Installation Project or, in the event that a Work Order is not issued by Galileo, other instructions of Galileo.

      EEEE. "Scope of Work Document" means the template and project specific documents detailing project requirements including all revisions as detailed in Attachments A1, A2, B1, B2, C1, C2, E1, E2, F1, F2 & G and Exhibits 1 - 7.

      FFFF. "Service Area" means England, Scotland, Wales, Northern Ireland,
            The Isle of Man and the Channel Islands, Belgium, Finland, France, Germany, Netherlands, Norway, Portugal, Spain, Sweden and Switzerland (and any other European country that Galileo may add subsequent to the Service Commencement Date) as advised by Galileo to SYNSTAR.

      GGGG. "Service Charges" means the charges to Galileo for the Services.

      JJJJ. "Service Commencement Date" means the date that services commence within each country listed under Exhibit 6A and Exhibit 6B.

      KKKK. "Service Level Commitments" means Restoral Time, and/or Repair
            Time and/or Performance Standards and/or other performance criteria detailed in the Agreement.

      LLLL. "Services" means the Maintenance Services, Installation Services, and other services rendered pursuant to this Agreement.

      MMMM. "SMO" means the Galileo Sales and Marketing Organisation operating within a country which is either wholly owned by Galileo or operating under the terms of a distribution agreement with Galileo.

      NNNN. "Software" means all Galileo supplied, branded and/or co-marketed software, Galileo Local Product and Third-Party Software.

      OOOO. "Special Project Rate" means the rate set forth in Attachment D1 and Attachment D2 for special projects.

      PPPP. "Standard Service" means all Maintenance Services and/or
            Installation Services provided to non-Premium Customers as detailed in Attachments A1, A2, B1 and B2.

      RRRR. "Subcontractor" means any person or entity engaged by SYNSTAR with Galileo's approval to perform any part of the Services.

      SSSS. "System" means, with respect to any Customer Location, the combination of Equipment, Software and network connectivity at such Customer Location that permits access to the Primary Computer System and full functionality.


      TTTT. "Term" means as defined in Clause 18.

      UUUU. "Terminal Equipment" means any and all hardware installed or to be installed at a Customer Location as part of the System including, without limitation, intelligent workstations, dumb terminals, printers, controllers, gateways, fileservers, tape drives, and multiplexers.

      VVVV. "Third-Party Equipment" means Equipment which is either directly or indirectly attached to Galileo 's networks or to the Customer's local area network supplied by a third party.

      WWWW. "Third-Party Software" means generally available software and firmware, including but not limited to Microsoft Windows, DOS, IBM OS/2, licensed by Galileo from third-party vendors

      XXXX. "Time and Material Rates" means Hourly Rates plus Material Rates as detailed in Attachment D1 and Attachment D2.

      YYYY. "Trip Charge" means the fee payable, inclusive of time and travel expense, per round trip made by SYNSTAR to and from a Customer Location for the purpose of performing Installation Services. There are no trip charges where a visit is made to a Customer Location to perform Maintenance Services or any other services except as otherwise expressly stated in this agreement.

      AAAAA "Unit of Equipment" means any whole unit of Terminal Equipment added, deleted or replaced. All subassemblies which are added, deleted, upgraded or swapped, with respect to a single unit of Terminal Equipment shall be deemed one unit of Equipment.

      BBBBB "Upgrade" means, with respect to any Product or Equipment Type, any addition or modification to such Product or Equipment Type that improves the efficiency or effectiveness of such Product or Equipment Type but does not substantially change the functionality or technology of such Product or Equipment Type. For the purposes of this Agreement, an Upgrade to an Existing Equipment Type or New Equipment Type after the Service Commencement Date shall not be considered as another New Equipment Type, and an Upgrade to an Existing Product or New Product after the Service Commencement Date shall not be considered as another New Product.

      CCCCC "Work Order" means a document or an instruction via electronic advice sent by Galileo to SYNSTAR specifying the Customer Location(s) and the specific Services to be performed at such Customer Location(s).


2     OBJECTIVES

      2.1 In entering into this Agreement, Galileo has identified specific objectives and goals intended to be satisfied by the purchase from SYNSTAR of the Services. The basic intent of the Parties is to have SYNSTAR provide, at specified charges, the Services to Galileo and its Customers at specified levels. To achieve the objective of consistent, quality service to Galileo and all Customers at a reasonable cost, it is the Parties' intent that this Agreement provide for the following:

            a. At all times during the term of the Agreement, SYNSTAR will meet the Performance Standards. The Parties expect that over time SYNSTAR will exceed the Performance Standards by virtue of such factors as additional economies of scale, the introduction of new technologies and improved efficiencies.

            b. SYNSTAR and Galileo will work together to adjust the Services and/or Performance Standards as needed to continue to allow Galileo to differentiate its services with respect to any Galileo Competitor and to allow Galileo to meet other goals, including financial and marketing goals. Any major increases in service levels will be subject to further price negotiation between the Parties.

            c. SYNSTAR will work with Galileo on the evaluation and introduction of New Products and New Equipment Types so that the impact on service delivery can be fully understood prior to deployment of such Products and Equipment Types.

            d. The provisions of this section are intended to be a general introduction to this Agreement and are not intended to expand the scope of the Parties' obligations hereunder or alter the plain meaning of the terms and conditions of this Agreement, and such provisions shall not, solely in themselves, form the basis of any claim of breach by either Party. However, to the extent that the terms and conditions of this Agreement do not address a particular circumstance or are otherwise unclear or ambiguous, the objectives set forth in this section and this Agreement shall serve as a general reference for addressing such circumstances or interpreting such unclear or ambiguous terms and conditions, as applicable.


3     SCOPE OF SERVICES

      3.1 Commencement of Performance. Beginning on the Service Commencement Date for each country within the Service Area as detailed in
            Exhibit 6A and Exhibit 6B and for the Term of this Agreement, SYNSTAR agrees to perform the Services in accordance with the terms and conditions of this Agreement.

      3.2 Transition. A minimum of six months before the Service Commencement Date referred to in clause 3.1 SYNSTAR will provide the transition planning and implementation services described herein. In so doing, SYNSTAR will utilise its project management system that plans and tracks the cross-functional steps required to implement a large nationwide service plan ("Transition
            Plan").

            a. SYNSTAR will identify and track all task items contained within the Transition Plan. Galileo will assist SYNSTAR in identifying task items. De minimis, for each country within the Service Area SYNSTAR shall:

            - train SYNSTAR Field Service Engineers to the minimum standards outlined in Exhibit 2A and 2B;
            - install and implement the Call Management System in Galileo within the Service Area, including the training of Galileo personnel by SYNSTAR in the use of such system;
            - establish, agree and document procedures with Galileo for the management and escalation of Installation, Maintenance and Refurbishment Services.; and
            - document, review and agree with Galileo Service Level Agreements reflecting the Performance Standards and other key service criteria detailed in this Agreement.

            b. SYNSTAR will develop, in conjunction with Galileo and Galileo's previous vendor, a communication plan detailing the scope of transition. SYNSTAR will assist Galileo, at Galileo's direction, in implementing that plan, including, without limitation, communication to Customers.

            c. SYNSTAR will develop, in conjunction with Galileo and Galileo's previous vendor, a service cutover plan to cover problem resolution, communications, staffing and logistics relating specifically to the 48 hour period of service cutover.

            d. Galileo and SYNSTAR will assign the appropriate personnel to a
               SYNSTAR transition team (the "Transition Teams") and will each appoint one individual to serve as manager of the team (the "Transition Managers"). SYNSTAR will assign professionals from all representative functions of its staff to the SYNSTAR Transition Team, including but not limited to Field Service Engineers, service level experts and experts in the Call Management System. The SYNSTAR Transition Manager will be responsible for managing SYNSTAR's role in the entire transition and implementation process and for keeping each country within the Service Area on schedule with the Transition Plan.

            e. Each Transition Team will implement the responsibilities of its
               SYNSTAR under the Transition Plan and as assigned by the Transition Manager. In addition to managing their respective Transition Teams, the Transition Manager will have primary responsibility for problem resolution, scheduling, communications and logistics relating to the transition,provided that SYNSTAR shall have ultimate responsibility for problem resolution.

            f. The Transition Plan will contain a milestone listing and task listing for both Parties companies. These listings will be maintained by SYNSTAR. The Transition Plan will be developed and delivered to Galileo for approval no later than two weeks following the effective date of this Agreement.

            g. Weekly and daily status meetings of the Transition Team will be conducted to update status of the Transition Plan and resolve open action items.

            h. The Transition Team will remain intact through the first six (6)
               weeks after the Service Commencement Date for each country within the Service Area to monitor the Services and resolve problems associated with the transition or until established Performance Standards have been met. The Transition Team may continue to monitor the Services for a mutually agreed upon period of time if, the Parties agree that a longer period of monitoring and support is required.

      3.3   Project Management.  SYNSTAR will designate:
                (i)a project manager who will coordinate with Galileo project team member, will be responsible for the planning and co-ordination for each country within the Service Area of the commencement of the Maintenance, Refurbishment and Installation Services and for the day to day performance of SYNSTAR's obligations under this Agreement including the preparation of the reports required and defined in
                   Exhibit 1.

            For the avoidance of doubt, the project manager's tasks will include but not be limited to:

            a. the recruitment, initial and ongoing training of all project co-ordinators and Field Service Engineers such that the Services can be commenced and sustained at the Performance Standards from the Service Commencement Date by country detailed in Exhibit 2A and 2B.
            b. the establishment of a full Service Level Agreement to include escalation procedures for agreement with Galileo within three months of the Service Commencement Date and ongoing mutually agreed revisions to the same. Such Service Level Agreement whilst substantially the same for each country within the Service Area will have local variances, expressed as schedules to the main body of the Service
                  Level Agreement according to the Galileo Local Product used in each market. However, such local variances must be agreed with the Galileo Senior Manager for European Installation and Maintenance Services;
            c. the establishment within three months of the Service Commencement Date fully detailed ordering procedures and performance trackinG methods using electronic media for Installation Services;
            d. the implementation of the Call Management System in each of the SMOs within the Service Area, including the training of GalileO employees;
            e. the monitoring of Customer satisfaction related statistics and development of appropriate action to address shortfalls;
            f. the introduction of New Equipment Types as required by Galileo;
            g. the management of SYNSTAR spares holdings and geographical dispersion to optimise SYNSTAR's performance against the Performance Standards;
            h. the production of weekly and monthly reports to Galileo, at a minimum as specified in Attachments A1 and A2, and Attachments B1 and B2 and working towards the comprehensive reporting system set out in Exhibit 1, and against the Performance Standards and other ad hoc reports which Galileo may require from time to time;
            i. analysis of better business process practices which may be adopted by Galileo and SYNSTAR to reduce costs and/or improve service to Customers; and
            j. to operate as the primary interface between Galileo and SYNSTAR for all performance, contractual, financial, technical and planning purposes.

            For the first six (6) months of this contract, the project manager, or other suitable full-time alternative, will work full time on the Galileo account. Subsequently at least one third of the time of the project manager will be devoted to Galileo, provided however that SYNSTAR is achieving the Performance Standards in all countries in the Service Area. Should SYNSTAR not be achieving the Performance Standards, the Parties agree that the SYNSTAR project manager will work full time on the Galileo account until the Performance Standards are consistently achieved ; and

                ii)project co-ordinators for each of Galileo's SMOs who will be responsible for SYNSTAR's day to day performance within the service area in reaching its obligations under this Agreement, including the preparation of the reports required and defined in Exhibit 1. Such project co-ordinators will remain fully assigned to the Galileo account for the duration of the Agreement in the country in the Service Area for which they are responsible.

            For the avoidance of doubt, the project co-ordinators' tasks will include but not be limited to:

            a. The provision of the Maintenance, Installation and Refurbishment Services within the geographical area covered by the SMO.
            b. The management of the Service Level Agreement and SYNSTAR performance to the Performance Standards under this Agreement within the geographical area covered by the SMO.
            c. The resolution of disputes and service issues within the geographical area covered by the SMO and the escalation of such issues to SYNSTAR and Galileo.
            d. The participation in Galileo planning for New Equipment Types and/or Software to ensure market introduction in a timely manner to Galileo's requirements
            e. The establishment of a diagnostic, review and escalation process with Galileo and Galileo's preferred network and telecommunications supplier within the geographical area covered by the SMO to assist in the timely provision of Installation Services and to ensure that Customer down time is minimised where there is uncertainty as to the cause of a fault (hardware, software, network or a combination of one or more of these)

            Should Galileo not be satisfied with the performance of the project manager or the project co-ordinators, the provisions of clause 10.1 will be invoked.

      3.4 Disaster Recovery. SYNSTAR will develop disaster recovery procedures covering all SYNSTAR facilities used in connection with the Services in order to assure the protection of Galileo Property and the continuance of Services in the event of a disaster at any such SYNSTAR facility. SYNSTAR will provide Galileo with a copy of such procedures and will review such procedures with Galileo and will implement any changes which Galileo may recommend.

      3.5 Premium Services. Each Galileo continental European SMO may designate up to 10% of Customer Locations in each country in the Service Area and the UK SMO may designate Customer Locations detailed in Exhibit 7 as Premium Customer locations for the purposes of the Maintenance Services which may be amended from time to time. Such Premium Customer locations will receive the Premium Maintenance Services detailed in Attachment A1 and Attachment A2.

            Each Galileo Continental European SMO may designate up to 10% of Customer Locations in each country in the Service Area and the UK SMO may designate Customer Locations detailed in Exhibit 7 as Premium Customer locations for the purposes of the Installation Services which may be amended from time to time. Such Premium Customer Locations will receive the Premium Installation Services detailed in Attachment B1 and Attachment B2.

            The list of Premium Customer locations may vary for Maintenance in the Service Area and Galileo may periodically inform in writing SYNSTAR of changes to the Customer Locations to be
            treated as Premium Customer locations.   SYNSTAR shall ensure
            that the Call Management System and/or any other system and/or process used in delivering the Maintenance and/or Installation Services accurately reflects the details of those Customer Locations designated as Premium Customer locations and that the performance of SYNSTAR in relation to the requirements of the Premium Maintenance service is accurately recorded and reported.

            Premium Customers will receive the services at the higher Performance Standards detailed herein.


4     DISPUTE RESOLUTION

      4.1 In the event of a dispute between SYNSTAR and one or more other vendors providing Services under this Agreement, SYNSTAR agrees to notify Galileo immediately of any such dispute, to involve Galileo in any discussions aimed at resolving the dispute, and to consent to Galileo's involvement as mediator.


5     WARRANTIES AND PERFORMANCE STANDARDS

      5.1 Warranties. SYNSTAR warrants to Galileo that all Services will be performed in a good and workmanlike manner, and that all spare parts and materials furnished by SYNSTAR hereunder will be free from defects in workmanship and material, for a period of thirty
            (30) days from the date of performance or installation or use whichever is appropriate.



            This warranty shall not apply where:

            a. SYNSTAR is hindered by, or is prevented from performing the Services by, Galileo or any other customer and consequently is unable to perform the Services in a manner satisfactory to Galileo and in accordance with the Performance Standards, provided that SYNSTAR agrees to notify Galileo within 24 hours of such hindrance or prevention; or,

            b. the proper integration of spare parts with the Equipment is not possible owing to a failure on the part of Galileo or any other Customer to keep and maintain the Equipment in accordance with the manufacturers instructions, provided that SYNSTAR agrees to notify Galileo within 24 hours of the circumstances of the circumstances of such failure.

            In the event of any breach of the foregoing warranty, SYNSTAR will promptly re-perform the Services or , at its option, either repair or replace the defective spare parts or materials at no additional charge to Galileo.

      5.2 Performance Standards. In addition to providing Services and spare parts and materials as warranted, SYNSTAR agrees to meet, and to endeavour to exceed, the Performance Standards. In the event of SYNSTAR's failure to meet any Performance Standard for a continuous three (3) month period, Service Charges shall be adjusted as set forth in Attachment E1 and Attachment E2 of this Agreement. Such adjustment shall not be an exclusive remedy for SYNSTAR's failure to meet Performance Standards. In the event of SYNSTAR's failure to meet any Performance Standard for any three
            (3) months in a twelve month period, SYNSTAR shall appoint a senior corporate officer to oversee and explain to Galileo corrective action plan until such time Performance Standards are resumed. SYNSTAR shall be deemed to have used its reasonable endeavours to meet the Performance Standards where, despite failing to meet the Performance Standards the failure was caused by acts or omissions of Galileo or any other Customer. If SYNSTAR's failure to meet the Performance Standards due is contributed to by acts or omissions of Galileo or any other Customer, then the Service Charges shall be adjusted to reflect the extent and degree of said causation and/or contribution.

      5.3 Additional SYNSTAR Obligations. Subject to the other terms and conditions of this Agreement, SYNSTAR agrees to perform the Services in such a manner as to avoid unreasonable inconvenience or unreasonable interference with the operations of any Customer. In addition, SYNSTAR agrees in performing the Services to observe all Customer Location rules and regulations, including security and safety rules and regulations notified to it, to exercise due care while on Customer Locations.
            In circumstances where SYNSTAR is not established within the teritory of the Customer Location, then Galileo agrees to notify SYNSTAR in writing within a reasonable period to enable SYNSTAR to become familiar with and to comply with any local rules and regulations, to exercise due care while on Customer Locations, and not to use Customer's phone for long distance services that will result in a charge to Customer.

6     THIRD-PARTY WARRANTIES

      6.1 SYNSTAR agrees, at Galileo 's request, to utilise, manage and administer for Galileo 's benefit, any third-party warranty in effect with respect to Covered Equipment, provided that the following conditions are met:

            a. the third-party supplier of the warranted Covered Equipment permits and has permitted (where permission is required) a third-party service provider to administer the warranty;

            b. Galileo makes available to SYNSTAR all proof of purchase and other third-party supplier requirements for use of the warranty;

            c. SYNSTAR can recoup any administrative costs incurred by SYNSTAR in managing the warranty through agreement by Galileo to reimburse such costs or otherwise. In such case, SYNSTAR will pass along to Galileo the full financial benefit of any warranty (net of any adjustments agreed to by Galileo and SYNSTAR to compensate SYNSTAR for administrative costs) by way of credit or other adjustment to Service Charges hereunder; and

            d. SYNSTAR agrees to take all reasonable steps required to become an authorised warranty service provider of the manufacturers of Covered Equipment for which Galileo has purhased such warranty provision.

      6.2 By agreeing to administer third-party warranties on behalf of Galileo in accordance with Clause 6.1, SYNSTAR shall not be held liable or considered responsible for any breach of such third-party warranties, except to the extent that such breaches are caused or contributed to by SYNSTAR.


7     GALILEO PROPERTY AND FACILITIES

      7.1 Galileo Property. Notwithstanding anything to the contrary contained herein, Galileo retains all right, title and interest in and to Galileo Property, excluding, however, any Galileo Property that has been damaged or lost while under the Care, Custody or Control of SYNSTAR and with respect to which Galileo has received full payment, title to which shall pass to SYNSTAR immediately upon receipt by Galileo of full payment.

      7.2 Galileo Facilities. Galileo will have full access at all times to any and all workspaces in Galileo facilities that are provided to or used by SYNSTAR in connection with performing the Services.


8     SOFTWARE AND DOCUMENTATION

      8.1 Licence. In connection with the performance by SYNSTAR of Services, Galileo hereby grants to SYNSTAR the limited right and licence for the Term of this Agreement:

            a. to make copies of the Software and documentation specified by Galileo in writing solely for distribution on Galileo 's behalf to Customers as part of Products or Equipment;

            b. to distribute such copies on Galileo 's behalf to Customers; and

            c. to use such Software solely for the purposes of providing the Services. SYNSTAR agrees to include on all such copies of Software and documentation all applicable copyright notices.

      8.2 Third-Party Software Licences. In conjunction with Clause 8.1 above, Galileo shall be responsible for securing Third-Party Software licenses and where appropriate Galileo Local Product licences that are bundled with Software used in performance of all Services described hereunder and for paying all licenses fees thereunder. The Parties acknowledge and agree that SYNSTAR shall be deemed to be Galileo 's agent for the purpose of copying and distributing Third-Party Software.

      8.3 Limitations. SYNSTAR shall not license, assign or otherwise transfer any Software to any third-party, except as specifically permitted herein, or copy or use any Software other than in connection with its performance hereunder.

      8.4 Virus Protection. SYNSTAR will scan all copies of Software used in the provision of Services for viruses using the most current virus detection methods. In the event that a virus is detected, SYNSTAR must eradicate such virus prior to copying, distributing, loading or otherwise using the software and notify Galileo immediately in writing that such virus has been discovered.

      8.5   Provision of Materials.  Galileo agrees to provide to SYNSTAR one
            (1) copy of any Existing Equipment Type specification received by Galileo from the manufacturer of such Existing Equipment Type, provided that such copying and disclosure to SYNSTAR by Galileo is permitted under the agreements between Galileo and such manufacturer or is otherwise permitted in writing by such manufacturer, and provided, further, that SYNSTAR has executed a non-disclosure or similar agreement with such manufacturer if and as required by such manufacturer. SYNSTAR agrees that it shall use any such specifications solely in connection with the provision of the Services. To the extent permitted by the agreements between Galileo and the manufacturer or SYNSTAR and the manufacturer, SYNSTAR may make copies of the Equipment specifications, provided that SYNSTAR shall include all copyright notices on any such copies. SYNSTAR further acknowledges and agrees that all such Equipment specifications are confidential information and that SYNSTAR has no ownership rights in any such materials or copies thereof.

9.    CALL MANAGEMENT SYSTEM

      9.1 SYNSTAR hereby represents and warrants to Galileo that SYNSTAR owns or is authorised to use the Call Management System and any other
            information system provided pursuant to this agreement.   SYNSTAR
            further warrants that it is authorised to provide access to Galileo to such software and Call Management System host to the extent provided herein.

      9.2 SYNSTAR agrees to provide to Galileo, at no additional cost to Galileo, access to the Call Management System in order that Galileo SMO's located in the Service Area and Galileo, in its offices in the United Kingdom, can access, input data into and fully use the facilities of the Call Management System.

            Galileo and SYNSTAR agree that the following number of accesses and/or software required to access the Call Management System will be provided by SYNSTAR to Galileo SMOs by the Service Commencement Date for each country within the Service Area;


            Belgium           10
            France            10
            Holland           15
            Sweden            5
            Germany           10
            Switzerland       24
            Portugal/Spain    15    (provided in Lisbon)
            UK                None required - Link between INFRA and D1 in
                              place.

            However the Parties may mutually agree to change the allocation by country of the Call Management System accesses and/or
            software.   The Call Management System accesses and/or software
            should be provided to Galileo's offices in Swindon, United Kingdom within four weeks from the date of signature of this Agreement.

            SYNSTAR will provide Galileo SMO and UK based staff, equivalent in number to the accesses and/or software supplied, full training and user documentation on the operation of the Call Management System. Such training will be held in Galileo SMO premises or SYNSTAR premises in the country within the Service Area, the choice of location to be agreed between the Parties.

            The Parties agree that SYNSTAR will provide to Galileo at no additional cost further Call Management System accesses and/or software in the event that Galileo business in the Service Area increases such that the number of Galileo staff operating in a help desk capacity in any country in the Service Area correspondingly increases. Similarly, if Galileo determines to rationalise its SMO operations over the lifetime of this Agreement such that Galileo help desk users increase in one country in the Service Area but decrease in another, SYNSTAR undertakes to provide sufficient Call Management System accesses and/or software such that each help desk user may use the Call Management System.

      9.3 Galileo reserves the right to request from SYNSTAR a full electronic copy of the data held in the Call Management System relating inter alia to Equipment, Software, Galileo Customer Locations, fault details etc. at any time during this Agreement which will be provided to Galileo by SYNSTAR in an industry recognised file format.

      9.4 SYNSTAR shall provide to Galileo all enhancements/upgrades to the Call Management System over the life of the contract at no additional cost to Galileo. SYNSTAR shall also provide any necessary re-training free of charge, and give Galileo advance notification of any changes, scheduled outages or modifications planned to the Call Management System.

      9.5 Galileo and SYNSTAR agree that Galileo SMOs will use the Call Management System in order to input requests to SYNSTAR for Maintenance Services and/or Installation Services, track the status of maintenance and installation calls, track the location of Equipment and Software by serial number, manufacturer, model type and/or software version number and monitor SYNSTAR performance against the Performance Standards.

      9.6 SYNSTAR warrants that the Call Management System will enable Galileo users in one SMO to be able to use the system as described to initiate, log and track SYNSTAR activities in connection with the Maintenance and/or Installation Services provided in another country within the Service Area. For example, the Galileo SMO located in Lisbon, Portugal will raise requests for Maintenance and/or Installation Services for SYNSTAR to be performed for Customer Locations in Spain using the Call Management System. SYNSTAR further undertakes to ensure that Galileo users of the Call Management System located in Maidenhead and London, United Kingdom will be able to view and track through the system SYNSTAR activity in all countries within the Service Area.

      9.7 Galileo undertakes to ensure that only those of its employees who have received training in the use of the Call Management System use the system as detailed in clause 9.5 above.

      9.8 SYNSTAR will use the Call Management System in order to, inter alia, receive and process requests for Maintenance and/or Installation Services from Galileo, dispatch Field Service Engineers to Customer Locations as appropriate, update "on-line" the status of maintenance and installation calls (either through Field
            Support Engineers use of radio controlled or laptop access to the Call Management System or through a centralised SYNSTAR call update facility where Field Support Engineers do not have such equipment), update the location of Equipment and Software by serial number, manufacturer, model type and/or software version number, record and report upon SYNSTAR performance against the Performance Standards including Premium and Standard Galileo Customers and manage logistics for spares stocking and their location throughout the Service Area.

      9.9 Upon expiration or termination of this Agreement, SYNSTAR shall retain the ownership of all software provided to Galileo as part of the Call Management System. Such software shall be returned to SYNSTAR or destroyed in accordance with SYNSTAR's instructions at SYNSTAR's absolute discretion.

      9.10 SYNSTAR acknowledges that it has used all reasonable endeavours to ensure that the Call Management System and related software supplied pursuant to this Agreement is Year 2000 compliant.
            "Year 2000 compliant" means that the Call Management System and any other SYNSTAR supplied software supplied hereunder will have the following capabilities;

            a. the ability to manage and manipulate data involving dates occurring in both the twentieth and twenty first centuries without causing any abnormalities within the Call Management System or other application or resulting in incorrect values being generated; and
            b. the ability to define, display and transmit electronically the correct century designation.

            Further, SYNSTAR warrants that it has used all reasonable endeavours to ensure that the Call Management System and related software supplied hereunder and used by Galileo prior to, during or after the calendar year 2000 includes design and performance so that Galileo shall not experience software abending and/or invalid and/or incorrect results from software in the operation of the business of Galileo relating to the Maintenance and Installation Services. The software design to ensure Year 2000 compatibility shall include, but not be limited to, date data century recognition, calculations which accommodate same century and multi-century formulas and date values and date data interfaces values that reflect the century.

      9.11 SYNSTAR does not warrant that any Equipment, Covered Equipment or Software (not including the Call Management System or any other software supplied by SYNSTAR under this Agreement) service or maintained under this Agreement adequately or properly caters for the date changes, in particular associated with the Year 2000. SYNSTAR does not warrant that any such date change shall not in any way cause any error or malfunction in the operation, functionality or performance of the Equipment, Covered Equipment. Or Software (not including the Call Centre Management System or any other software supplies by SYNSTAR under this Agreement.

      9.11 Galileo agrees that the costs of establishing and use of a data communications capability from a Galileo facility to a SYNSTAR facility for the purposes of accessing and using the Call Management System shall be to the account of Galileo.

10    SYNSTAR PERSONNEL

     10.1 SYNSTAR Personnel. In the event that Galileo reasonably and in good faith determines that the continued assignment by SYNSTAR or a SYNSTAR Subcontractor of any employee to the performance of the Services is adversely affecting Galileo 's interests, Galileo will give SYNSTAR written notice requesting that the employee be replaced. SYNSTAR agrees to investigate such matter promptly, and unless SYNSTAR determines that Galileo's concerns are unreasonable and not well founded, SYNSTAR will replace such employee with a person of suitable ability and qualifications.

     10.2 Turnover. SYNSTAR and Galileo agree that it is in their best interests to keep the turnover rate of SYNSTAR employees to a minimum. Accordingly, if either Party reasonably determines that the turnover rate is excessive, the Parties will meet and discuss the reasons for such turnover rate. If appropriate, SYNSTAR will submit to Galileo its proposals for reducing such turnover rate, and the Parties will mutually agree on a program to bring such turnover rate to an acceptable level.

     10.3 Qualified Personnel. SYNSTAR agrees that it will use only qualified and experienced personnel to perform the Services and achieve the Performance Standards. The minimum skill level requirements for Field Service Engineers are set out in Exhibit
            2.  SYNSTAR acknowledges and agrees that:

            a. all such personnel will at all times be the responsibility of SYNSTAR and will not be the employees of Galileo ; and

            b. SYNSTAR shall be responsible for payment of all salaries, taxes (including, without limitation, contributions from employees when required by law), benefits, insurance, and other personnel related costs for personnel employed (or otherwise engaged) by SYNSTAR, as required by, or in accordance with, applicable laws of the relevant jurisdiction.

     10.4 Equipment, Facilities and Training. SYNSTAR agrees that it shall be solely responsible for providing and maintaining all necessary equipment, facilities and materials used in the training of its employees necessary to perform the Services. SYNSTAR agrees to properly supervise all aspects of its employees' performance of the Services.

     10.5 Training Programs. Galileo agrees to provide "train the trainer" training programs in either its Maidenhead and London, United Kingdom offices or in its SMO offices within the Service Area, or at the Glileo training centre estabished at SYNSTAR's Winnersh, United Kingdom facility to SYNSTAR personnel to the extent necessary to enable SYNSTAR personnel to onward train its Field Service Engineers in the installation, usage and fault resolutions of Software and/or Galileo specific technology. Such "train the trainer" programs are anticipated to be limited in number, will be conducted in English unless otherwise agreed by the Parties and specifically will not include training on Third Party Software and/or generic Equipment training which shall be the sole responsibility of SYNSTAR.

     10.6 Certification Assessments. Each Field Service Engineer, technical trainer and technical support person will be required to pass certification assessments, including but not limited to hands-on assessments as determined by Galileo, at the following times: whenever they are newly assigned to providing Maintenance
            Services and/or Installation Services; annually; and upon any introduction by Galileo of new or revised processes or Products. Only those individuals who have passed the assessments will be eligible to provide Maintenance Services and/or Installation Services. Galileo reserves the right to require re-testing and re-certification of any technician and to audit classes and certifications for content at any time. SYNSTAR will provide training schedules to Galileo upon request.

     10.7 Operation and Maintenance Procedures. SYNSTAR will prepare and provide to its Field Service Engineers Equipment and Software, operation, and maintenance procedures. At the request of Galileo, SYNSTAR shall provide to Galileo copies of these procedures.

     10.8 Procedures Approval. Galileo must approve all procedures, guidelines and technical advisories distributed by SYNSTAR to its employees, relative to the support of Equipment and Software prior to such distribution, such approval not to be unreasonably withheld or delayed. Galileo may periodically create procedures, guidelines and technical advisories which SYNSTAR must distribute to its employees or subcontractors.

     10.9 Field Service Engineer Assignment. SYNSTAR shall assign an individual Field Service Engineer for each Customer Location to act as the primary provider of Maintenance Services and Installation Services to such Customer Location.

     10.10 Second Tier Technical Support. SYNSTAR will provide a second tier technical support group in support of Field Service Engineers with hardware and software capabilities to emulate Customer configurations.


11    SERVICE CHARGES AND FEES

     11.1 Charges and Fees. Except as otherwise specifically provided, all Services shall be provided by SYNSTAR for the charges set forth in Attachment D1 and Attachment D2 hereto and at no additional cost to Galileo. All amounts invoiced shall be based upon Galileo's actual usage and no minimum commitment is implied under this Agreement. All charges set forth in Attachment D shall remain firm for the entire term of the agreement, subject to the provisions of 11.2, 11.3 and 11.4 below.

            SYNSTAR shall advise Galileo if the provisioning of spare parts for older Equipment is changing in cost, due for example to greater access by SYNSTAR to such parts as a result of disposal programs entered into by other SYNSTAR clients. Galileo expects that such changes would initiate a pricing review such that the cost savings realised by SYNSTAR are passed on in full or in part to Galileo.

     11.2   Pricing Review   The installed base shall be reviewed on a monthly
            basis from the effective date of this Agreement.   Upon
            completion of each pricing review, either Party may initiate pricing discussions on Maintenance Services charges, only in the event that the installed base varies by more than 7% of the total install base and/or by more than 10% by individual country within the Service Area at the time of contract signature. Both Parties agree that the installed base shall be updated via amendment to the contract within thirty days from completion of each review by individual country within the Service Area and any pricing review shall also be initiated within thirty days following completion of the install base review. Further, any changes in the charges listed in Attachment D1 and Attachment D2 shall be mutually agreed upon in writing by the parties and incorporated into this Agreement via written amendment.

            SYNSTAR shall advise Galileo if the provisioning of spare parts for older Equipment is changing in cost, due for example to greater access by SYNSTAR to such parts as a result of disposal programs entered into by other SYNSTAR clients. Galileo expects that such changes would initiate a pricing review such that the cost savings realised by SYNSTAR are passed on in full or in part to Galileo.

     11.3 Escalation. Applicable in years 2 and 3 of this Agreement only, all charges set forth herein relating to Maintenance and Installation Services only shall be subject to a maximum escalation of 1% each annum as compensation to SYNSTAR for increases in its labour costs due to statutory regulations and/or cost of living increases.

     11.4 Currency. All charges payable to SYNSTAR for the provision of services pursuant to this Agreement as set out in Attachment D1 and Attachment D2 will initially be paid in the local currency of the country in the Service Area in which the Services are provided. However, Galileo reserves the right to change the denomination of payments to the Euro or the US Dollar should Galileo consider this to be commercially advantageous at any time in the future. Once invoicing has been changed to the Euro, then it cannot revert to local currency.

            The charges shown for the overall account management by SYNSTAR of the services to be provided to Galileo under this contract shall be paid in British Pounds Sterling.

     11.5 Voice Transmission Charges. SYNSTAR agrees that all calls made from a Galileo premises will be recharged back to SYNSTAR at same rate charged to Galileo, in addition any dedicated lines of communications leased or hired by Galileo on behalf of SYNSTAR will be recharged back to SYNSTAR, where cost of lines are integrated costs will be mutually agreed.
            SYNSTAR agrees that all calls made from a Galileo SMO to a SYNSTAR facility located in the same country for the purposes of Maintenance and/or Installation Services shall be provided on a toll-free basis to Galileo. For the avoidance of doubt this will include as exceptions calls made from Galileo SMOs in France and Holland to the SYNSTAR service centre located in Belgium and calls made from Galileo Portugal to SYNSTAR in Spain relating to Maintenance and/or Installation Services to be provided in Spain. The costs of establishing such toll-free facilities shall be to SYNSTAR's account.

     11.6   Platform Independent Charges   Synstar agrees to provide Maintenance
            and/or Installation Services at Galileo's request to Customers who do not receive Equipment and/or Third Party Software products from Galileo (commonly referred to as "Platform Independent" customers) on the same terms and conditions as if the hardware and/or third party software products used by such Customers had in fact been supplied by Galileo. This shall apply in circumstances where the hardware and/or third party software used by a Customer is either "standard" or "non standard" in nature.
            For the avoidance of doubt, "standard" hardware includes personal computing hardware produced and/or marketed by such companies as International Business Machines, Compaq, Dell, Hewlett Packard, Siemens Nixdorf, Olivetti, NEC etc. Standard third party software includes generally available and used software such as Microsoft Windows, DOS, IBM OS/2 etc. "Non standard" hardware is defined as that hardware produced by Apricot or "clone" type hardware available in the Service Area in small volume.

     11.7 Software Costs - SYNSTAR shall be responsible for all costs, including all specialist consultant fees, associated with providing software and software upgrades required by SYNSTAR in the performance of this Agreement, including the Call Management
            System software.

     11.8 Continental Europe Audit and Year 2000 Remediation Services. Subject to Clause 9.10 Synstar shall conduct a full Equipment and Software audit as agreed with Galileo and make Year 2000 remediation Charges as outlined in Attachment F(2) in consideration of which Galileo will pay the charges outlined in Attachment D(2).


     11.9 UK Audit Services. SYNSTAR shall conduct a full Equipment and Software audit as outlined in Attachment F(1) in consideration of which Galileo will pay the charges outlined in Attachment D(1). Galileo shall request an Equipment and Software audit from time to time at 10% of Galileo locations at no cost to Galileo providing the required time frame is mutually agreed and envisaged by each Party not to exceed three (3) weeks. If expedition is required the Parties shall negotiate mutually agreed pricing in advance.

     11.10 Euro. It shall be the sole responsibility and cost of SYNSTAR to ensure that, where applicable:
            (i) the goods and/or Services supplied pursuant to this Agreement shall be EMU compliant. "EMU compliant" means that any software supplied hereunder or any software utilised in connection with the provision of Services hereunder and intended to handle and process any financial, sales, purchase, accounting, treasury or other management information or data, is, as at the date of supply and without any further upgrade, able to handle and process all such information and data, and to perform all other relevant functions, correctly and fully in accordance with the principles as to currency conversion, triangulation and dual currency reporting laid down by the legislation on Economic and Monetary Union (EMU), and that in all other relevant respects, it is fully ready for the introduction of the Euro currency.
            (ii) its ability to continue to supply Services will not be adversely affected in any way by the implementation within the EU of the legislation on EMU and the introduction of the Euro, and all its computer, accounting and management systems will be able to handle and process all aspects of ordering, supplying, invoicing, financial and stock reporting and to perform all other relevant functions correctly and fully in accordance with the principles as to currency conversion, triangulation and dual currency reporting laid down by the legislation on EMU.

     11.11 New Services. Galileo and SYNSTAR agree that, over the Term of this Agreement, Galileo may seek to add new Installation and/or Maintenance and/or Refurbishment Services for Customers or a subset thereof. An example might be a Restoral Time of two hours for certain key inner city Customers. The Parties agree to discuss SYNSTAR charges for such new services on the basis of SYNSTAR operating an "Open Book" methodology whereby SYNSTAR will share with Galileo the true incremental costs to SYNSTAR of performing such new services, together with a proposed profit margin so that Galileo can reasonably determine whether the SYNSTAR proposed charging for a new service is reasonably related to the incremental costs of such service provision.

     11.12 Addition of New Countries. It is envisioned by the Parties that, during the term of this agreement, additional countries may be added to the Service Area in which Galileo has an appointed distributor or SMO (or otherwise acquires such distributor) and Synstar has an operational capability (such as but not limited to Italy). The Parties agree that in this eventuality, where practicable, the same terms and conditions as provided herein shall be extended to such additional countries for Maintenance and Installation Services. Any exceptional terms and conditions shall be subject to mutual agreement between the parties. The Parties also agree that the addition of such countries to this Agreement may result in economies of scale for Synstar which would enable an overall pricing review to be undertaken with the intention of Synstar to pass on such cost savings to Galileo in the form of a reduction in the charges detailed in Attachment D(1) and Attachment D(2) for existing countries in the Service Area.

            Additionally, Synstar agrees that it shall not offer terms and conditions to a Galileo distributor or SMO which are superior to or the same as those provided in this Agreement. Synstar shall not disclose any of the terms and conditions of this Agreement to a Galileo distributor or SMO.

            Galileo agrees that it will work actively with Synstar to encourage the use of Synstar services in markets serviced by its distributors as an alternative to their use of existing suppliers of maintenance and/or installation services provided that Galileo is satisfied with Synstar's achievement of the Performance Standards and fulfilment of its obligations under this Agreement and that such activity is consistent with Galileo's business objectives.


12    PAYMENT

     12.1 Payment Terms. Undisputed invoices shall be paid by Galileo within thirty (30) days of receipt of a proper invoice from Synstar. Synstar will invoice Galileo in arrears on a monthly basis per country for (1) Maintenance and (2) for Installation and/or Refurbishment and/or project management Services. Billing shall begin upon the Service Commencement Date.

            The invoice(s) for any audit shall be invoiced to Galileo by Synstar upon successful completion to Galileo's satisfaction of the performance of this service.

12.2  Accompanying Statement.  All invoices to Galileo shall be accompanied by a hardcopy statement and an electronic statement in ASCII format (or other such format as the parties may mutually agree) setting forth in reasonable detail the calculation of the invoiced charges and such other information or documentation as may be requested from time to time by Galileo.

     12.3 Invoice Format Synstar shall provide a separate invoice by country issued to the nominated Galileo representative in the legal entity designated by Galileo within each country, and each invoice will be in local currency for the Services performed in-country and the associated value added tax. Charges for account management as set forth in Attachment D(1) and Attachment D(2) will be billed to the United Kingdom.

            Synstar shall also furnish a summary invoice listing all monthly charges in a format acceptable to Galileo. Synstar shall invoice Galileo no more than once per month. All invoices shall be sent to the attention of the following:

         Galileo International Limited
         Pegasus House
         Frankland Road
         Blagrove, Swindon
         SN5 8YY
         United Kingdom

         Attention:  Accounts Payable

         In addition, a copy of the summary invoice shall be sent to the address listed above, to the attention of Senior Manager European Installation and Maintenance.

     12.4 Invoice Submission SYNSTAR shall publish a timetable of when invoices will be submitted to Galileo.

13    INSURANCE

     13.1 SYNSTAR shall at all times during the term of this Agreement keep in force policies of public liability and professional indemnity insurance to satisfy its contingent liabilities under this Agreement. Said policies shall each have a combined single limit of US$1,000,000, shall be issued by a company reasonably satisfactory to Galileo, shall name Galileo as an additional insured, and shall require not less than 30 days notice to Galileo prior to amendment or cancellation. SYNSTAR shall furnish Galileo a certificate of such insurance prior to the Service Commencement Date for each country within the Service Area.


14    RECORDS; AUDIT AND INSPECTION RIGHTS

     14.1 Records; Audit Rights. SYNSTAR shall maintain accurate and complete books and records and all usual and proper entries to substantiate all amounts invoiced to and payments made by Galileo hereunder. During the term of this Agreement and for a period of one year thereafter, Galileo shall have the right, exercisable bi-annually, on reasonable prior notice and during Normal Business Hours, to audit (or appoint a Galileo representative to audit) the books and records of SYNSTAR which relate to this Agreement, solely for the purposes of determining the accuracy of the billing invoices. SYNSTAR agrees to provide all reasonable access and cooperation to Galileo and its representatives in connection with any such audit. Any such audit shall be at the expense of Galileo unless such audit reveals that the invoiced charges for the audited period exceed the correct charges for such period by more than 5%, in which case SYNSTAR shall bear the costs of the audit.

     14.2 Inspection Rights. Galileo shall have the right to inspect periodically, upon reasonable prior notice and during Normal Business Hours at Galileo 's own expense, the information systems and the SYNSTAR facilities used by SYNSTAR in connection with the provision of the Services. SYNSTAR agrees to provide all reasonable access and cooperation to Galileo in connection with any such inspection.


15    TAXES

     15.1 Sales and Use Taxes. Galileo will pay or reimburse SYNSTAR for any sales or use or value-added taxes imposed on SYNSTAR by any taxing authority with respect to the Services provided to Galileo by SYNSTAR under this Agreement, unless Galileo has provided to SYNSTAR a valid tax exemption certificate with regard to such taxes, provided that Galileo will not be liable for any tax levied upon or measured by the income of SYNSTAR.


16    INDEMNIFICATION

     16.1 General Indemnity. SYNSTAR AGREES AND HEREBY INDEMNIFIES AND SAVES GALILEO AND GALILEO AFFILIATES AND THEIR RESPECTIVE DIRECTORS, officers, AGENTS and employees HARMLESS FROM AND AGAINST ANY AND ALL CLAIMS OF ANY KIND (INCLUDING, BUT NOT LIMITED TO, LIABILITY FOR INJURY TO OR DEATH OF PERSONS OR DAMAGE TO PROPERTY,
            INCLUDING ENVIRONMENTAL DAMAGE) ARISING OUT OF, OR RELATED TO,
            THIS AGREEMENT OR THE PERFORMANCE BY SYNSTAR OF (OR THE FAILURE
            TO PERFORM) ANY OF ITS OBLIGATIONS HEREUNDER, INCLUDING ANY AND
            ALL EXPENSES, COSTS, ATTORNEYS' FEES, SETTLEMENTS, JUDGEMENTS OR AWARDS INCURRED BY GALILEO IN THE DEFENSE OF ANY SUCH CLAIM OR LAWSUIT. EXCEPT IN RESPECT OF INJURY TO OR DEATH OF ANY PERSON
            (FOR WHICH NO LIMIT APPLIES), THE LIABILITY OF SYNSTAR UNDER THIS SECTION FOR EACH EVENT OR SERIOUS CONNECTED EVENT SHALL NOT
            EXCEED &POUND 10 MILLION.

     16.2 Claims. If either Party becomes aware of a matter which may give rise to a claim under an indemnity given by the other Party in this Agreement:

            a. the Party relying on the indemnity shall notify the other Party immediately of the matter (stating in reasonable detail the nature of the matter and, if practicable, the amount claimed) and consult with the other Party with respect to the matter; if the matter has become the subject of proceedings the party relying on the indemnity shall notify the other party within sufficient time to enable the other party to contest the proceedings before final judgement;

            b. the Party relying on the indemnity shall provide to the other Party and its advisers reasonable access to premises and personnel and to all relevant assets, documents and records that it possesses or controls for the purposes of investigating the matter and enabling the other party to take the action referred to in clause 16.2(d);

            c. the other Party (at its cost) may take copies of the documents or records, and photograph the premises or assets, specified in clause 16.2(b);

            d.    the Party relying on the indemnity shall:

                  (i) take any action and institute any proceedings, and give any information and assistance the other Party may reasonably request to:

                        A.dispute, resist, appeal, compromise, defend, remedy or
                          mitigate the matter; or

                        B.enforce against a person (other than the other party)
                          the Party relying on the indemnity's rights in relation to the matter; and

                  (ii) in connection with proceedings related to the matter (other than against the other Party) use advisers chosen by the other Party and, if the other Party requests, allow the other party the exclusive conduct of the proceedings, in each case if the other party indemnifies the Party relying on the indemnity for all reasonable costs incurred as a result of a request or choice by the other Party; and

            e. the Party relying on the indemnity may not admit liability in respect of or settle the matter without first obtaining the other Party's written consent (not to be unreasonably withheld or delayed).

            f. Nothing in this clause 16 in any way restricts or limits the Party relying on the indemnity's general obligation at law to mitigate a loss which it may incur as a result of a matter giving rise to a claim pursuant to clause 16.1.

            g. Neither Party has a right to an indemnity under this clause 16 to the extent that the negligence of the Party relying on the indemnity, its employees and agents has contributed to the loss, liability or cost for which the Indemnified Party is claiming an indemnity.

     16.3 Intellectual Property Indemnity. If a third-party claims that any GALILEO PROPERTY information system, software, spare part or ANY OTHER material, PROCESS OR PRODUCT PROVIDED BY GALILEO HEREUNDER Infringes the third-party's INTELLECTUAL PROPERTY RIGHTS GALILEO will INDEMNIFY AND SAVE HARMLeSS SYNSTAR AND SYNSTAR AFFILIATES AND THEIR RESPECTIVE DIRECTORS, officers, AGENTS and employees from and against EACH LOSS, LIABILITY AND COST WHICH SYNSTAR INCURS ARISING OUT OF any suit, action, claim or proceeding, OF INFRINGEMENT OF A THIRD PARTY'S INTELLECTUAL PROPERTY RIGHTS HOWSOEVER ARISING AS A RESULT OF OR IN CONNECTION WITH THE USE OF THE SOFTWARE EQUIPMENT OR COVERED EQUIPMENT OR ANY PART OR THEM AND IN ACCORDANCE WITH THIS AGREEMENT INCLUDING ANY AND ALL EXPENSES, COSTS, LOSSES, LIABILITIES, ATTORNEYS' FEES, SETTLEMENTS, JUDGEMENTS OR AWARDS INCURRED BY SYNSTAR IN THE DEFENSE OR SETTLEMENT OF ANY SUCH CLAIM OR LAWSUIT.

            IF SYNSTAR BECOMES AWARE OF ANY MATTER WHICH MIGHT GIVE
            RISE TO ANY SUIT, ACTION, CLAIM OR PROCEEDINGS, SYNSTAR SHALL THE PARTIES HERETO AGREE THAT THE ABOVE INDEMNITY IS PROVIDED ON THE BASIS THAT GALILEO:

            A) NOTIFY GALILEO PROMPTLY IN WRITING OF THE CLAIM AS SOON AS IT HAS NOTICE OF IT.

            B) CO-OPERATE FULLY WITH GALILEO AND PERMITS GALILEO TO DEFEND OR SETTLE THE CLAIM IN ITS SOLE DISCRETION ON BEHALF OF SYNSTAR.

            C) NOT MAKE ANY ADMISSIONS OR PREJUDICIAL STATEMENTS IN RELATION TO THE CLAIM WITHOUT THE PRIOR WRITTEN CONSENT OF GALILEO.


            If such a Claim is made or appears likely to be made, GALILEO agrees to permit Synstar to enable SYNSTAR to continue to use the Alleged Infringing Item, or to modify it, or replace it with AN ITEM that is at least functionally equivalent. If galileo determines that none of these alternatives is reasonably available, synstar agrees to return the Alleged Infringing Item to GALILEO on GALILEO's written request.


     16.4 Survival of Obligations. TERMINATION OR EXPIRATION OF THIS AGREEMENT DOES NOT AFFECT A PARTY'S ACCRUED RIGHTS AND OBLIGATIONS AT THE DATE OF TERMINATION. Notwithstanding anything to the contrary herein, the parties' obligations under the SectionS entitled "indemnification," and "liability" herein shall survive the expiration or termination of this Agreement for any reason for a period of ten years.




17    LIABILITY

     17.1 Synstar Liability. Subject to Section 17.3, SYNSTAR shall be liable for all direct damages incurred by Galileo as a result of SYNSTAR'S breach of any provision of this Agreement.

            Except as set out in this Agreement, all conditions, warranties, terms and , expressed or implied by (i) statute; (ii) common law; or (iii) otherwise, in relation to the provision of the Services or the performance of the Parties' obligations under this Agreement are excluded.

            Neither Party is liable to the other, whether based on a claim of negligence, breach of contract, misrepresentation or otherwise, for:

            a. indirect, incidental or consequential damages, including, without limitation, loss of profit, lost savings, goodwill, business opportunity, anticipated saving or lost revenues, whether or not the other Party has been advised of the possibility of such damages;

            The entire liability of SYNSTAR under or in connection with this Agreement (other than with respect to its liability for personal injury or death or for indemnification obligations), whether based on a claim of negligence, breach of contract, misrepresentation or otherwise, is limited, in respect of each event or connected events to &pound 10 million.

            Galileo acknowledges that it has insured its property against damage caused by SYNSTAR and SYNSTAR'S employees and contractors, accordingly SYNSTAR shall have no liability for damage to any Galileo property.

            Nothing in this Agreement shall operate to exclude or restrict either Party's liability for:

            a.    Death or personal injury resulting from negligence;

            b. Breach of the obligations arising from section 12 of the Sale of Goods Act 1979;

            c.    Fraud/deceit.

            The invalidity, illegality or unenforceability of a provision of this clause does not affect or impair the continuation in force of the remainder of this clause.

     17.2 The entire liability of Galileo under or in connection with this Agreement (other than with respect to its liability for personal injury or death or for indemnification obligations), whether based on a claim of negligence, breach of contract, misrepresentation or otherwise, is limited, in respect of each event or connected events to &pound 10 million.

18    TERM AND TERMINATION

     18.1 Term. This Agreement will remain in full force and effect for a period of three (3) years from the Effective Date ("Term") for each country within the Service Area. From the Effective Date any other Agreements in place between the Parties for identical
            Services for each country within the Service Area shall no longer be in effect. This Agreement will automatically renew for additional terms of one (1) year each, unless either Party provides the other with at least three (3) months prior written notice of non-renewal, in which case this Agreement shall terminate as of the end of the initial term or the then current renewal term, whichever is applicable.

     18.2 Termination. If SYNSTAR fails to observe or perform any of its material obligations under this Agreement and such failure continues for a period of thirty (30) days from receipt of a written notice specifying the breach and requiring its remedy, then Galileo may terminate all or any portion of this Agreement on written notice; provided, however, that if the material obligation that SYNSTAR has failed to perform relates to a Restoral Time requirement, Galileo shall have the right to terminate this Agreement on written notice if such failure continues for 72 hours from the time the Maintenance Problem was referred to SYNSTAR for correction and if the escalation procedures agreed to by the Parties have been followed.

            a. If SYNSTAR becomes insolvent, petitions for or has appointed a receiver, trustee or liquidator however denominated over its assets or operations, makes an assignment for the
                  benefit of creditors or ceases or suspends operations, then Galileo may immediately terminate this Agreement on notice
                  to SYNSTAR.   If bankruptcy proceedings are commenced with
                  respect to SYNSTAR and if this Agreement has not otherwise terminated, then Galileo may suspend all further performance of this Agreement until SYNSTAR either assumes or rejects this Agreement pursuant to applicable bankruptcy laws. Any such suspension of further performance by Galileo pending SYNSTAR assumption or rejection will not be a breach of this Agreement and shall not affect Galileo's right to pursue or enforce any of its rights under this Agreement or otherwise.

            b. Notwithstanding anything to the contrary herein, either Party may terminate this Agreement upon thirty (30) days written notice to the other in the event of any breach by the other of the section entitled "Confidentiality" herein. In addition, either Party may terminate this Agreement upon thirty (30) days written notice to the other (or such longer period as may be agreed upon by the Parties) in the event of any material breach by the other Party of any of the security policies of the first Party. Each Party is obligated to inform the other of the security policies for any facilities to which the other Party will have access. Further, at any time during the term of this Agreement, in the event that SYNSTAR is conducting business with a Galileo Competitor, then Galileo reserves the right to modify the confidentiality provisions contained in Clause
                  20 herein, or may elect to terminate the agreement in its entirety and at no cost to Galileo.

            c. If Galileo fails to perform any of its material obligations under this Agreement (except in relation to non-payment in which case section 18.2d shall apply) and such failure continues for a period of thirty (30) days from receipt of a written notice specifying the breach and requiring its remedy, then SYNSTAR may terminate this Agreement on written notice.

            d. Subject to section 18.2f, if Galileo fails to pay any sum due under this Agreement and such sum remains unpaid for thirty (30)days after written notice from SYNSTAR that such sum has not been paid and that SYNSTAR may terminate, then SYNSTAR may terminate this Agreement on written notice.

            e. Exercise by either Party of its right to terminate this Agreement under any provision of this Agreement will not affect or impair that Party's right to enforce its other rights or remedies under this Agreement.

            f. Notwithstanding anything to the contrary contained herein, SYNSTAR shall not be entitled to terminate this Agreement for non-payment of any amount reasonably disputed by Galileo in good faith.

     18.3 Termination Assistance. Upon any notice of expiration of this Agreement or any notice of termination of this Agreement, SYNSTAR agrees to provide to Galileo or its designee on a timely basis, and in all cases no later than thirty (30) days after the date of termination or expiration, the termination assistance described herein and any other termination assistance reasonably requested by Galileo to allow the Services provided hereunder to continue without interruption or adverse effect and to facilitate the orderly transfer of responsibility for the Services from SYNSTAR to Galileo or Galileo's designee. Termination assistance shall be provided by SYNSTAR at no cost to Galileo except as otherwise set forth herein and shall be provided in connection with the expiration or termination of this Agreement for any reason.

            a. SYNSTAR and Galileo will jointly develop a plan for the transition of performance from SYNSTAR to Galileo or Galileo 's designee, which will include all necessary and appropriate pre-migration, migration and post-migration steps.

            b. SYNSTAR will provide electronic data files to Galileo containing all information which has been maintained by SYNSTAR and relates specifically to the Services provided to Galileo during the Term of this Agreement. This information will include, but is not limited to, the following:

                  1. data on Galileo Property under the Care, Custody or Control of SYNSTAR;

                  2. all Customer profile and Customer Location information;

                  3.    all Service history as retained by SYNSTAR;

                  4. Maintenance and Refurbishment logistic information, including, without limitation, spare parts usage.

            c. SYNSTAR will provide copies of all software, software licences (licensed for Galileo's use), data, documentation and materials used in support of the Services, including, without limitation, training material, Equipment specifications and maintenance guidelines and procedures. With respect to any such material owned by SYNSTAR, and referred to in this clause, SYNSTAR hereby grants to Galileo a royalty-free, perpetual, non-exclusive right and licence to copy, use and distribute any such material, which material SYNSTAR acknowledges is not subject to the confidentiality provisions herein.

            d. At Galileo 's request, SYNSTAR will continue to perform, for a reasonable period following the termination date, some or all of the Services subject to the terms and conditions of the Agreement.

     18.4   Purchase of Spare Parts Inventory and Other Assets.   Upon
            termination or expiration of this Agreement, Galileo shall have the option, but not the obligation, to purchase from SYNSTAR, and SYNSTAR agrees to sell to Galileo at the lowest of net book value or fair market value or such other lower agreed upon price, SYNSTAR's entire spare parts inventory for Equipment as of the date of termination.

            a. Galileo may purchase from SYNSTAR at the lowest of cost or fair market value or such other lower agreed-upon price, any other assets, including without limitation, spare parts for Equipment and test equipment, used by SYNSTAR in providing the Services to Galileo.

            b. Galileo shall pay the purchase price for any purchase under this section to SYNSTAR within thirty (30) days from the receipt of the assets purchased hereunder.

            c. The assets shall be transferred by SYNSTAR to Galileo or such other Party as Galileo may designate at a mutually agreed upon date in no event greater than thirty (30) days of the expiration or termination of the Agreement, provided, however, that if the Parties do not agree upon a transfer date within such thirty (30) day period, the assets shall be transferred on the 31st day after expiration or termination of the Agreement.

     18.5 Data and Software. Upon expiration or termination of this Agreement, Galileo shall retain the ownership of all Software, Galileo Local Product and Third Party Software licences provided to SYNSTAR and used in the performance of the Maintenance and Installation Services. Similarly, the parties agree that any data entered into the Call Management System relating, amongst other things, to Galileo Customers and/or Software and/or Equipment and/or Galileo Local Products and/or the Maintenance and Installation Services shall be the property of Galileo and either returned (in an industry recognised software file format mutually agreed between the parties) to Galileo upon expiration or termination of the Agreement or destroyed by SYNSTAR at Galileo's absolute discretion.


19    FORCE MAJEURE

     19.1 Neither Party (the "Nonperforming Party") shall be liable to the other Party (the "Other Party") for any delay in or failure of performance or obligations under this Agreement caused by fire, flood, war, embargo, governmental action or any other act of God or nature or any similar cause which is beyond the reasonable control of the Nonperforming Party and not attributable to the negligence of the Nonperforming Party and which cannot reasonably be circumvented by the Nonperforming Party through the use of alternate sources, work around plans or other means ("Force Majeure Event"). The Nonperforming Party's delay in or failure of performance shall be excused for only so long as the Force Majeure Event pertains. Notwithstanding anything to the contrary herein, in the event that any Force Majeure Event continues for a period of more than ten (10) days and the Other Party is adversely affected by the delay or failure in performance by the Nonperforming Party, the Other Party may terminate this Agreement without liability to the Nonperforming Party upon thirty (30) days written notice to the Nonperforming Party. Notwithstanding anything to the contrary herein, Force Majeure Events shall not include any strikes, work stoppages, work slow downs or other labour actions.



20    CONFIDENTIALITY

     20.1 Definition of Confidential Information. For the purposes of this Agreement, the term "Confidential Information" means any and all information relating to Galileo disclosed to SYNSTAR in writing or orally, or which is known by SYNSTAR as a direct or indirect consequence of this Agreement or performance hereunder, which Galileo deems to be confidential and proprietary, including without limitation, any trade secrets, information related to Galileo or any of its Affiliate's products, processes, services, research and development, inventions, engineering, marketing, selling, customers, organisation, financial condition, financial plans and data, computer software, methods, practices and strategies. For the avoidance of doubt, Galileo deems as Confidential Information data supplied to SYNSTAR electronically to the Call Management System and/or held in that system by SYNSTAR on Galileo's behalf relating to Customers, Locations, Equipment, Software, and/or other information held therein pursuant to this agreement. The term "Confidential Information" will also include any and all information regardless of the method such information was acquired, identified in writing as
            confidential.   "Confidential Information" shall not include any
            information which:

            a. is or becomes publicly known through no wrongful act of SYNSTAR;

            b.    is independently developed by SYNSTAR;

            c. is furnished to a third-party by Galileo without restrictions similar to those set forth in this section; or

            d. must be disclosed pursuant to law, provided that if SYNSTAR receives a subpoena, order, directive, or discovery request pursuant to litigation, government inquiry, or otherwise, concerning any Confidential Information, SYNSTAR will immediately notify Galileo and Galileo will be permitted to interpose objections and defences thereto before such Confidential Information is disclosed or turned over by SYNSTAR, and SYNSTAR will not disclose or turn over such Confidential Information until either:

                  1.    Galileo declines, in writing, to so object or defend;
                        or

                  2. Galileo 's objections or defences are exhausted and a final, binding decree ordering disclosure is rendered.

     20.2 Restrictions on Disclosure and Use. SYNSTAR shall treat as confidential and shall not, directly or indirectly, use or disclose, duplicate or otherwise make available to any third-party, or to any person other than to SYNSTAR's current employees and agents (including subcontractors) in connection with its lawful performance hereunder, any Confidential Information without prior written consent of Galileo, and in any case only to third-parties who are parties to a written agreement with SYNSTAR which contain prohibitions against the disclosure and unauthorised use of such Confidential Information equally restrictive to those set forth herein. SYNSTAR shall be liable to Galileo for any breach by any of SYNSTAR's employees or agents or subcontractors of the confidentiality provisions of this Agreement. SYNSTAR shall take all appropriate steps to safeguard Confidential Information and to protect such information against disclosure, misuse, loss and theft as it would its own confidential information.

     20.3 Return of Confidential Information. SYNSTAR shall deliver to Galileo, within thirty (30) days of the expiration or termination of this Agreement for any reason, any and all documents, records, notebooks, files, data files, electronic files or other media containing Galileo Confidential and Proprietary Information, and any and all copies thereof, then in the SYNSTAR's possession. In the event that any such media cannot be physically delivered to Galileo, SYNSTAR shall promptly notify Galileo of such fact and destroy any and all contents of such media (and any copies thereof) containing Confidential Information. At Galileo's request, SYNSTAR shall certify in writing to Galileo that SYNSTAR has complied fully with the terms of this Section and that it does not possess any media containing Confidential Information of Galileo.

     20.4 Third-Party Beta Tests. SYNSTAR acknowledges that it may be required by Galileo in performing the Services to participate in Beta Tests of third-party products. SYNSTAR acknowledges that any information learned during any such Beta Test is Confidential and Proprietary Information hereunder subject to the terms of this Clause 20.

     20.5 Remedy. SYNSTAR acknowledges that the disclosure by it of any Confidential Information will cause irreparable damage to Galileo, inadequately compensable in damages. Accordingly, Galileo may seek and obtain injunctive relief against the breach or threatened breach of this Clause 20 in addition to damages.

     20.6 Survival of Obligations. The obligations of the Parties set forth in this Clause 20shall survive the expiration or termination of this Agreement for any reason for a period of five
            (5) years.


21    COPYRIGHT AND PUBLICITY

     21.1 Publicity. Galileo may identify SYNSTAR as Galileo 's service provider. However, neither Party will:

            a. refer to this Agreement or use the name of the other Party in any form of publicity or advertising, either directly or indirectly, without the prior written approval of the other Party of such reference or use; or

            b. use any trade name, trademark or service mark of the other Party, including, without limitation, any logo, without the prior written approval of the other Party of such use.

     21.2 Employees. SYNSTAR agrees not to allow any employee of SYNSTAR not performing Services to visit SYNSTAR personnel on or otherwise enter Galileo premises without Galileo 's prior consent.

     21.3 Copyright. SYNSTAR acknowledges that all papers, reports, software, publications and other works created by SYNSTAR pursuant to this Agreement which are subject to copyright and fixed in a tangible medium of expression shall be and remain the sole property of Galileo. SYNSTAR shall incorporate this paragraph into all subcontracts under this Agreement.


22    SUBCONTRACTORS

     22.1 Consent. SYNSTAR may not subcontract any of the Services hereunder without Galileo 's prior written consent which consent shall not be unreasonably withheld. SYNSTAR will remain liable to Galileo for full performance by SYNSTAR hereunder notwithstanding any consent by Galileo to the subcontracting by SYNSTAR of part or all of the Services.

     22.2 Subcontracts. All SYNSTAR Subcontractor contracts must contain provisions setting forth the following:

            a. the Subcontractor agrees to be bound by all of the terms and conditions of this Agreement including but not limited to those terms specifically set forth in the provisions hereto entitled INDEMNIFICATION, LIABILITY, CONFIDENTIALITY, COPYRIGHT AND PUBLICITY, NO SOLICITATION and MISCELLANEOUS;

            b. Galileo and its subcontractors have the right and ability to communicate directly with all SYNSTAR Subcontractors as if they were communicating directly with SYNSTAR and all Subcontractors have the ability to communicate directly with Galileo; and

            c. creating an escalation procedure mutually agreed upon by the Subcontractor, SYNSTAR and Galileo, allowing Galileo direct access to the Subcontractor's management and creating an obligation on the part of the Subcontractor to expend the necessary resources to resolve any escalated problem.


23    NO SOLICITATION

      Galileo strictly prohibits the hiring or solicitation of any Galileo personnel by SYNSTAR without the express written permission of Galileo during the Term of this Agreement. In addition, Galileo will not be obligated to evaluate or respond to any unsolicited proposal received
      from SYNSTAR.   Additionally, SYNSTAR strictly prohibits the hiring or
      solicitation of any SYNSTAR personnel by Galileo without the express written permission of SYNSTAR during the Term of this Agreement. In addition, SYNSTAR will not be obligated to evaluate or respond to any unsolicited proposal received from Galileo.


24    NON-EXCLUSIVE ARRANGEMENT

      Subject to clause 28.11, either Party may enter into arrangements with third parties for services which are the same as or similar to the Services.


25    COMPLIANCE WITH APPLICABLE LAW

      SYNSTAR agrees to comply in performing the Services with all applicable national, state and local laws, regulations and ordinances. SYNSTAR will at its own expense obtain all permits and licences (other than Software licences covered herein) and approvals that may be required to perform the Services, provided that SYNSTAR shall not be responsible for obtaining any building permits or licences required to prepare a Customer Location for the installation of Equipment by SYNSTAR.
      SYNSTAR will ensure that all Services performed and parts and materials furnished by SYNSTAR under this Agreement, and Galileo will ensure that all parts and materials furnished by Galileo under this Agreement, comply with all applicable legislation and with the best standards of the trades involved. On request, either Party will provide to the other, written and documentary evidence of its compliance with the provisions of this section.

26    NO THIRD-PARTY BENEFICIARY RIGHTS

      Nothing contained in this Agreement is intended to create or will be construed to create any right in or any duty or obligation to any third party, including, without limitation, any Customer (other than Galileo), any Subcontractor of SYNSTAR and any affected employee.

27    ASSIGNMENT

      Either Party may assign this Agreement to any Affiliate (as defined herein) or any Affiliate of an Affiliate, or to any corporate successor (whether by acquisition, sale of all or substantially all assets or merger or other reorganisation where the assigning Party is not the surviving SYNSTAR), provided that such Affiliate or corporate successor is not a direct competitor of the nonassigning Party. No other assignments will be allowed without the prior written consent of the other Party, which consent shall not be unreasonably withheld. As used in this section the term "Affiliate" means, with respect to any entity, any party that directly or indirectly controls, is controlled by or is under common control with such entity. "Control" means having 30% or more of the outstanding equity interests or having, by contract or otherwise, the right and ability to direct management and policies.


28    MISCELLANEOUS

     28.1 Entire Agreement. This Agreement, together with all Attachments and Exhibits hereto, constitutes the entire agreement and understanding of the Parties with respect to the subject matter hereof, and supersedes any and all prior and contemporaneous agreements and understandings, both written and oral, between the Parties with respect thereto.

     28.2 Order of Priority. In the event of any inconsistency between any provisions herein, and the provisions listed in the Attachments or Exhibits hereto, the terms and conditions contained herein shall control.

     28.3 Governing Law. This Agreement shall be governed EXCLUSIVELY by, and construed and interpreted in accordance with the laws of england and the parties hereby submit to the exclusive jurisdiction of the english courts.

     28.4 Amendments; Waivers. This Agreement may be amended, superseded or cancelled, and the terms hereof may be waived, only by a written instrument signed by both Parties or, in the case of a waiver, by the Party waiving compliance. In the case of Galileo, any amendment to this Agreement must also be countersigned by an authorised representative of the Purchasing Department. Except where a specific period for action or inaction is provided herein, no delay on the part of either Party in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any waiver on the part of either Party of any such right, power or privilege, nor any single or partial exercise of any such right, power or privilege, preclude any further exercise thereof or the exercise of any other such right, power or privilege. The failure of either Party at any time to require performance by the other Party of any provision hereof shall in no way affect the full right to require such performance at any time thereafter.

     28.5 Section Headings. The section headings of this Agreement are for reference purposes only and are to be given no effect in the construction or interpretation of this Agreement.

     28.6 Notices. Except as otherwise specifically set forth herein or in the Attachments hereto, all notices, requests, demands and other communications under this Agreement shall be in writing, shall be sent via registered mail, overnight mail or telecopier and shall be addressed to the Parties at the following addresses or such other address as a Party may specify by notice given to the other Party pursuant to this Section:

                        If to SYNSTAR:

                        SYNSTAR International Ltd
                        Synstar House
                        1 Bracknell Beeches
                        Old Bracknell Lane West
                        Bracknell
                        Berkshire, RG12 7AE
                        United Kingdom

                        Attention: International Account Director
                        If to Galileo:

                        Galileo International
                        Galileo House
                        2, Windsor Dials
                        Arthur Road
                        Windsor
                        Berkshire, SL4 1RS
                        United Kingdom

                        Attention: Senior Manager Field Services EMEA
                                    and Purchasing Manager

            For the purposes of this Agreement, notice given by registered postal mail shall be deemed given on the earlier of the date of receipt or three days after being posted. Notice given by overnight mail or telecopier shall be deemed given on the earlier of the date of receipt or the Business Day following the date sent. In the event that any notice is given by telecopier, the Party giving such notice shall provide the other Party with a hard copy of such telecopied notice by postal mail.

     28.7 Severability. If any one or more provisions of this Agreement is found to be invalid or unenforceable, such unenforceable provision shall not invalidate, void or otherwise affect any other provisions of this Agreement, and this Agreement shall then be construed as if such unenforceable provision or provisions had never been contained herein.

     28.8 No Agency. Neither Party shall have any authority to bind the other Party.

     28.9 Counterparts. This Agreement may be executed in two counterparts, each of which shall be an original and both of which shall together constitute one and the same instrument.

     28.10 Remedies. Except as otherwise provided in this Agreement, all remedies provided for in this Agreement shall be cumulative and in addition to and not in lieu of any other remedies available to either Party at law, in equity or otherwise.

     28.11 No Compete: SYNSTAR shall make reasonable efforts to avoid approaching Customers without Galileo consent and not knowingly offer its services during the Term of this Agreement to any Galileo Customer, including but not limited to Galileo National Distribution Companies, without the express written consent of Galileo. SYNSTAR will make reasonable efforts to avoid approaching Galileo customers without Galileo consent.


IN WITNESS WHEREOF, each of the Parties has caused this Agreement to be executed by its respective officers thereunto duly authorised on the date first above written.

      Galileo International Limited                   SYNSTAR International
Plc

BY:   /s/ Cheryl Ballenger                BY:   /s/  S. Vauguan

TITLE:      EVP & CFO...                  TITLE: Chief Executive

DATE: 3/12/01     ......                  DATE:       5th March 2001

EXHIBIT 10.3


                          EMPLOYMENT AGREEMENT


            EMPLOYMENT AGREEMENT dated as of April 27, 2001 between GALILEO INTERNATIONAL, L.L.C., a limited liability company organized under the laws of the State of Delaware and doing business at 9700 West Higgins Road, Suite 400, Rosemont, Illinois (the "Company"), and JAMES E. BARLETT, an individual residing at 13350 Buckland Hall Road, St. Louis, Missouri ("Executive").


                         W I T N E S S E T H :


            WHEREAS, the Company is a wholly-owned subsidiary of Galileo International, Inc., a Delaware corporation (the "Parent"), and is engaged in the travel services and computer reservation systems business in the United States, the United Kingdom and elsewhere in the world;

            WHEREAS, Executive serves as Chairman, President and Chief Executive Officer of the Company and the Parent pursuant to the terms of an Employment Agreement dated as of February 23, 2000 between the Company and the Executive (the "Existing Employment Agreement"); and

            WHEREAS,  the Company and  Executive  wish to terminate  the
Existing Employment Agreement, the Company wishes to continue to employ Executive as the Chairman, President and Chief Executive Officer of the Company and the Parent pursuant to the terms of this Agreement and Executive wishes to continue in such employment;

            NOW, THEREFORE, IT IS AGREED AS FOLLOWS:

1.    Employment, Position and Responsibilities.

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

2.    Obligations of Executive

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

3.    Compensation.

            (a) Executive's salary during the Term of this Agreement shall be at the rate of Seven Hundred Three Thousand Five Hundred Dollars ($703,500) per annum, unless increased by the Compensation Committee of the Board (the "Committee"). The Committee will review Executive's salary on an annual basis (normally on or about April 1) and increases (if any) will be at the discretion of the Committee taking into account Executive's individual job performance and other factors deemed appropriate by the Committee.

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

4.    Termination.

            (a)  This Agreement shall commence as of the date hereof and shall continue (i) for a period of three (3) years, provided, however, that this Agreement automatically shall be renewed each April 27th for a year such that there always shall be three (3) years remaining on the term of this Agreement each April 27th (the "Term of the Agreement") or (ii) in the event of a "Change in Control", as such term is defined in Section 12 of the Galileo International, Inc. 1999 Equity and Performance Incentive Plan ("Change in Control"), this Agreement shall terminate on the date which is 24 months following the date of such Change in Control (the "Termination Date"). Notwithstanding the foregoing, this Agreement may be terminated effective immediately by the Company for Cause or by Executive for Good Reason as herein provided, in which event the date on which notice of termination is given shall be the Termination Date.

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

            (ii) For purposes of this Agreement, "Good Reason" shall mean the occurrence of either of the following events, provided Executive has not given Cause for termination or become incapable of performing Executive's duties by reason of disability (as defined in the Company's disability plan): (A) the Company shall have defaulted in its obligation to pay compensation to Executive when, as and if due under the terms of this Agreement; or (B) the Company shall have failed or refused to appoint and maintain Executive in a job having a compensation opportunity at least equal to that of the position set forth in Section 1 hereof; or (c) for a period of six months following a Change in Control, the Company shall have materially reduced Executive's responsibilities, materially changed Executive's duties or location, or materially lowered the position of Executive's job within the Company's hierarchy. In respect of events described in clause (A)
(B) or (C) above, Executive shall give the Company written notice and 30 days to cure the default, failure or refusal. If such default, failure or refusal is not cured during such 30-day cure period, Executive shall give written notice to the Company of a termination by Executive for Good Reason.

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

            (ii) Within 30 days after the Termination Date the Company will pay Executive a lump sum equal to (A) the sum of (w) Executive's annual base salary at its rate in effect at the Termination Date, plus (x) an amount equal to the annual incentive compensation Executive would have received under the MIP (assuming termination of employment had not occurred) attributable to the
12-month period following the Termination Date, assuming a Company performance target achievement rate calculated as the average of the rates used to calculate MIP payments, or any payment made to Executives in lieu of MIP payments, in the three years immediately prior to the Termination Date for which such payments have been calculated and made (B) multiplied by the number three.

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

5.    Confidentiality.

      During and after the Term of this Agreement, Executive covenants and agrees that, other than as required by law, Executive will not disclose to anyone (including representatives of airlines that are stockholders of the Parent)without the Company's written consent, any confidential materials, documents, records or other information of any type whatsoever concerning or relating to the business and affairs of the Company that Executive may have acquired in the course of Executive's employment hereunder, including but not limited to:
(i) trade secrets of the Company; (ii) lists of customers or clients of the Company; and (iii)information relating to methods of doing business (including information concerning operations, technology and systems) in use or contemplated use by the Company and not generally known in the industries in which the Company competes or actually or demonstrably anticipates competing.

 6.   Nonsolicitation.

            (a) Executive covenants and agrees that during the Term of this Agreement,and for a period of 24 months after the Termination Date, Executive will not personally solicit, or encourage others to solicit, employees of the Company to leave the employ of the Company for the purpose of engaging in any employment competitive with the Company or otherwise.

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

8.    Governing Law.

      This Agreement shall be governed by and construed and enfoced in accordance with the laws of the State of Illinois, not including its conflict of laws principles. If, under such law, any portion of this Agreement is at any time deemed to be in conflict with any applicable statute, rule, judicial interpretation binding on the parties, regulation or ordinance, such portion shall be deemed to be modified or altered to conform thereto or, if that is not possible, to be omitted from this Agreement, and the invalidity of any such portion shall not affect the force, effect or validity of the remaining portions hereof.

     9.     Notices.

            All notices required to be given under this Agreement shall be in writing and shall be deemed effective when received and shall be delivered in person; or by facsimile transmission (with confirmation of receipt); or by mail, postage prepaid, for delivery as registered or certified mail;or by overnight carrier service, addressed, (a) in the case of Executive, to Executive at Executive's then current business
address  with the  Company,   with  a  copy to Executive's   residential
address as  reflected  above (or  such   other  residential  address as
Executive may notify the Company from time to time) or, (b) in the case of the Company, to the Company's Senior Vice President - Human Resources or to such other person as the Company may designate in writing to Executive.

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


                              GALILEO INTERNATIONAL, L.L.C.


                              By                /s/                 Mina
Gouran

                                                Mina Gouran
                                    Chair of the Compensation Committee



                              EXECUTIVE:

                                                /s/ James E. Barlett
                                                 James                E.
Barlett

EXHIBIT 10.4

                              EMPLOYMENT AGREEMENT


     EMPLOYMENT AGREEMENT dated as of ...., 2001 between GALILEO  INTERNATIONAL,
L.L.C., a limited liability company organized under the laws of the State of Delaware and doing business at 9700 West Higgins Road, Suite 400, Rosemont,
Illinois (the "Company"), and .... ("Executive").


                              W I T N E S S E T H:


     WHEREAS, the Company is a wholly-owned subsidiary of Galileo International, Inc., a Delaware corporation (the "Parent"), and is engaged in the travel services and computer reservation systems business in the United States, the United Kingdom and elsewhere in the world;

     WHEREAS, Executive serves as a[n] [Executive/Senior] Vice President of the Company; and WHEREAS, the Company wishes to continue to employ Executive pursuant to the terms of this Agreement and Executive wishes to continue in such employment;
                    NOW, THEREFORE, IT IS AGREED AS FOLLOWS:

     1. Employment: Position and Responsibilities. The Company has recommended to the Board of Directors of the Parent (the 'Board'), and the Board has agreed, that the Executive continue to be employed, and Executive agrees to serve, as a[n] [Executive/Senior] Vice President of the Company. In such capacity, Executive shall have such authority and responsibility as shall be specified by the Board of Directors of the Parent or the President and Chief Executive Officer of the Company (the "Company CEO") and shall exercise such authority and fulfill such responsibility subject to the direction and control of the Board, the Company CEO and such other executive officer of the Company as shall be designated by the Board or the Company CEO. Executive will be located at{..}, Executive acknowledges that Executive's employment hereunder will require substantial travel.

     2. Obligations of Executive. During the Term of this Agreement (as defined in Section 4(a) hereof Executive agrees that Executive will devote substantially all of Executive's time, attention and energies to the business of the Company, that Executive will exercise the highest degree of loyalty and conduct in the performance of Executive's duties and that Executive will do nothing that harms, directly or indirectly, the business or reputation of the Company. Executive shall at all times be subject to, observe and carry out such rules, regulations, policies, directions and restrictions as the Company shall from time to time establish.

     3. Compensation. (a) Executive's initial salary during the Term of this Agreement shall be at the rate of $... per annum. The Compensation Committee of the Board (the "Committee") will review Executive's salary on an annual basis (normally on or about April 1) and increases (if any) will be at the discretion of the Committee taking into account Executive's individual job performance and other factors deemed appropriate by the Committee.
     (b) Executive will participate, on a basis comparable (except as otherwise provided in this Agreement) to other executives of the Company, in the Company's annual management incentive compensation plan (the "MIP"), a copy of which has been furnished to Executive. The terms of the MIP will apply to Executive except as otherwise provided by this Agreement. The annual incentive compensation payment for Executive for each year during the Term of this Agreement shall be determined by the Committee. Nothing in this Agreement shall prevent the Company from changing the MIP or from reducing or terminating annual incentive compensation payments thereunder altogether, provided that the changes, reductions or terminations are applicable to executives of the Company generally.
     (c) The Committee shall, in its discretion and to the extent permitted by the Galileo International, Inc. 1997 Stock Incentive Plan, the 1999 Equity and Performance Incentive Plan or any other plan pursuant to which stock options may be granted to Executive in accordance with this Section 3(c), grant non-qualified stock options to Executive, as long-term compensation, each year during the Term of this Agreement. The actual number of shares of Common Stock subject to each such option shall be determined by the Committee based upon an annual assessment of Executive's performance conducted by the Committee or the Board, or both. The terms of the options to be granted in accordance with this
Section 3(c) shall be determined by the Committee,
     (d) Executive shall be entitled to paid annual vacation, personal leave and Holidays during each calendar year during Executive's employment in accordance with the policies of the Company. Executive will participate in health, welfare (including disability) and defined benefit and defined contribution retirement plans, including but not limited to the pension plan and 401 (k) savings plan, that are maintained by the Company on the same basis as such benefits are generally available to employees of the Company in the United States, and subject to the right of the Company to change, reduce or terminate such plans or benefits in respect of employees generally.
     (e) Executive will be reimbursed for reasonable business and travel expenses in accordance with the normal policies of the Company. The Company will also provide Executive with a monthly car allowance based on a three year lease of a $36,000 automobile. The benefits and payments described in this Section 3(e) shall not include an income tax gross-up, and Executive will be responsible for any tax on their value. Executive's expenses will be accounted for and reimbursed through the Company's normal expense reporting and approval process and Executive's expense reports will also be reviewed annually by the Board or the Company CEO or a committee or designee of the Board or the Company CEO.

     4. Termination. (a) This Agreement shall commence as of the date hereof and shall continue indefinitely until terminated by the Company or Executive as provided in Section 11 (c) hereof or, in the event of a change in control, as such term is defined in Section 12 of the Galileo International, Inc. 1999 Equity and Performance Incentive Plan ("Change in Control"), this Agreement shall terminate on the date which is 24 months following the date of such Change in Control. Such term of this Agreement is referred to herein as the "Term of this Agreement". The employment of Executive may be terminated as provided in this Section 4 and the date of such termination of Executive's employment is referred to herein as the "Termination Date".
     (b) If Executive terminates Executive's employment under this Agreement without Good Reason as defined in Section 4(b)(ii) hereof, or if the Company terminates Executive's employment for Cause, as defined in Section 4(b)(i) hereof, the Company shall have no financial obligation to Executive other than to pay Executive's base salary through the Termination Date, and Executive's participation in employee benefit plans of the Company shall cease as of such Termination Date. The Company shall give Executive written notice of a termination for Cause and the termination of the Executive's employment shall be effective on the date that such notice is given. (i) For purposes of this Agreement, "Cause" shall mean: (A) any act or omission that constitutes a material breach by Executive of, or material misrepresentation or omission under, this Agreement; (B) the commission by Executive of a dishonest, illegal or wrongful act (1) involving fraud, misrepresentation or moral turpitude, (2) causing damage to the Company or (3) involving potential damage to the business and reputation of the Company; (C) Executive's willful and repeated absence from Executive's employment; or (D) material and prolonged deficiencies in Executive's performance of Executive's assigned duties and responsibilities; In respect of events described in clauses (C), and (D) above, the Company shall give Executive notice, reasonable as to time, place and manner in the circumstances (notwithstanding that such notice may not comply with Section 9), and an opportunity to cure the absence, failure, refusal or disregard in question, provided that such absence, failure, refusal or disregard is reasonably susceptible of cure in the circumstances and, provided further, that the Executive shall make reasonable efforts to effect such cure within 30 days and shall have effected such cure within 90 days. (ii) For purposes of this Agreement, "Good Reason" shall mean the occurrence of any of the following events, provided Executive has not given Cause for termination or become incapable of performing Executive's duties by reason of disability (as defined in the Company's disability plan): (A) the Company shall have defaulted in its obligation to pay compensation to Executive when, as and if due under the terms of this Agreement; (B) the Company shall have failed or refused to appoint and maintain Executive in a job having a compensation opportunity at least equal to that of the position set forth in Section 1 hereof provided that a decrease in the compensation opportunity comparable to that of other peer executives shall not constitute Good Reason; or (C) for a period of six months following a Change in Control, the Company shall have materially reduced Executive's responsibilities, materially changed Executive's duties or location, or materially lowered the position of Executive's job within the Company's hierarchy. In respect of events described in clause (A), (B) or (C) above, Executive shall give the Company written notice and 30 days to cure the default, failure or refusal. If such default, failure or refusal is not cured during such 30-day cure period, Executive shall give written notice to the Company of a termination by Executive for Good Reason.
     (c) Subject to Section 4(d) hereof, if the Company terminates the employment of Executive without Cause or Executive terminates Executive's employment with Good Reason prior to a Change in Control, then, provided that Executive complies with the provisions of Section 5 until such time as such information is generally known through no fault of the Executive and Section 6 hereof for a period of 24 months after the Termination Date, the Company shall pay compensation and provide benefits to Executive in respect of each of the following three periods as follows: (i) Compensation through the Termination Date. Within 30 days after the Termination Date the Company will pay Executive a lump sum equal to the sum of (x) Executive's annual salary through the Termination Date, to the extent not theretofore paid, plus (y) an amount equal to the annual incentive compensation Executive would have received under the MIP (assuming termination of employment had not occurred) attributable to the year in which the Termination Date occurs, assuming 100% target achievement, multiplied by a fraction, the numerator of which is the number of days in such year through the Termination Date and the denominator of which is 365. (ii) Compensation for additional year. Within 30 days after the Termination Date the Company will pay Executive a lump sum equal to the sum of (x) Executive's annual salary, at its rate in effect at the Termination Date, plus (y) an amount equal to the annual incentive compensation Executive would have received under the MIP (assuming termination of employment had not occurred) attributable to the year in which the Termination Date occurs, assuming 100% target achievement. (iii) Compensation subject to mitigation. Commencing 12 months after the Termination Date and for a period of 12 months following the date which is 12 months after the Termination Date, the Company will pay Executive's salary, at its rate in effect at the Termination Date, on a monthly basis, plus a monthly amount equal to one-twelfth of the annual incentive compensation Executive would have received under the MIP (assuming termination of employment had not occurred) attributable to the year in which the Termination Date occurs, assuming 100% target achievement. Such monthly payments shall be reduced by any income
Executive may generate by engaging during such period in other employment or business activities (not including income from personal investments). Executive shall have an affirmative duty to seek opportunities to generate such other income in mitigation of the Company's obligation to make monthly payments to Executive hereunder. Executive shall have an affirmative duty to inform the Company of the amount of any income that Executive may earn through other employment or business activities during this period. (iv) The Company shall continue to provide to Executive the group insurance benefits to Executive pursuant to Section 3(d) hereof for a period of 24 months after the Termination Date to the extent that such benefits are generally available to employees of the Company in the United States. Such benefits shall terminate on the date prior to the expiration of such 24-month period on which Executive shall become entitled to receive benefits from another employer. Executive shall notify the Company in writing no later than ten (10) days after the date on which Executive shall be covered by the benefits of another employer. The Company shall be under no obligation to continue to make any such benefit or benefit plan generally available to employees in the United States.
     (d) If the Company terminates the employment of Executive without Cause prior to a Change in Control if such termination of employment is a condition of the agreement pursuant to which the Change in Control occurs, or if the Company terminates the employment of Executive without Cause within two years following a Change in Control, or if Executive terminates Executive's employment with Good Reason within two years following a Change in Control, then, provided that Executive complies with the provisions of Section 5 until such time as such information is generally known through no fault of the Executive and Section 6 hereof for a period of 36 months after the Termination Date, the Company shall pay compensation and provide benefits to Executive as follows: (i) Within 30 days after the Termination Date the Company will pay Executive a lump sum equal to the sum of (x) Executive's annual salary through the Termination Date, to the extent not theretofore paid, plus (y) an amount equal to the annual incentive compensation Executive would have received under the MIP (assuming termination of employment had not occurred) attributable to the year in which the Termination Date occurs, assuming 100% target achievement on Executive's part, multiplied by a fraction, the numerator of which is the number of days in such year through the Termination Date and the denominator of which is 365. (ii) Within 30 days after the Termination Date the Company will pay Executive a lump sum equal to the sum of (w) three times Executive's salary, at its rate in effect at the Termination Date, plus (x) an amount equal to three times the annual incentive compensation Executive would have received under the MIP (assuming termination of employment had not occurred) attributable to the year in which the Termination Date occurs, assuming a Company performance target achievement rate calculated as the average of the rates used to calculate MIP payments, or any payment made to Executives in lieu of MIP payments, in the three years immediately prior to the Termination Date for which such payments have been calculated and paid. (iii) The Company shall provide group insurance benefits to Executive pursuant to Section 3(d) hereof for a period of 36 months after the Termination Date; provided, however, that such benefits shall terminate on the date prior to the expiration of such 36 month period on which Executive shall become entitled to receive benefits from another employer. (iv) If the employment of Executive terminates by reason of retirement with the approval of the Board, death or disability, Executive shall be entitled to the benefits applicable to Executive provided pursuant to the plans, policies and programs of the Company then in effect, but Executive shall not be entitled to any payment or benefit pursuant to this Agreement except with respect to retirement with the approval of the Board to the extent provided in Section 3(c)(v) hereof.
     (e) In the event it shall be determined by the Company's public accounting firm that any payment or distribution by the Company or its affiliated companies to or for the benefit of Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any adjustment required under this Section 4(e) (in the aggregate, the "Total Payments"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended or any amendment, replacement or similar provision thereto(the "Excise Tax"), and if it is determined by the Company's public accounting firm that (i) the amount remaining, after the Total Payments are reduced by an amount equal to all applicable federal, state and local taxes (computed at the highest applicable marginal rate), including the Excise Tax, is less than (ii) the amount remaining, after taking into account all applicable federal and state taxes (computed at the highest applicable marginal rate), after payment or distribution to or for the benefit of Executive of the maximum amount that may be paid or distributed to or for the benefit of Executive without resulting in the imposition of the Excise Tax, then the payments due hereunder shall be reduced so that the Total Payments are One Dollar ($l) less than such maximum amount.
     (f) The payments to Executive pursuant to Section 4 hereof shall be paid in lieu of any other amount of severance relating to salary or bonus continuation to be received by Executive upon termination of employment of Executive under any severance plan, policy or arrangement of the Company.

     5.Confidentiality. During and after the Term of this Agreement, Executive covenants and agrees that, other than as required by law, Executive will not disclose to anyone (including representatives of airlines that are stockholders of the Parent) without the Company's written consent, any confidential materials, documents, records or other information of any type whatsoever concerning or relating to the business and affairs of the Company that Executive may have acquired in the course of Executive's employment hereunder, including but not limited to: (i) trade secrets of the Company; (ii) lists of customers or clients of the Company; and (iii) information relating to methods of doing business (including information concerning operations, technology and systems) in use or contemplated use by the Company and not generally known in the industries in which the Company competes or actually or demonstrably anticipates competing.
     6.Nonsolicitation. (a) Executive covenants and agrees that during the Term of this Agreement, and for a period of 24 months after the Termination Date, Executive will not personally solicit, or encourage others to solicit, employees of the Company to leave the employ of the Company for the purpose of engaging in any employment competitive with the Company or otherwise.
     (b) Executive and the Company recognize that, as a result of the globalization of markets and technology through advances in telecommunications systems and the internationalization of the travel services and computer reservation system business, the market for the aforedescribed business is not susceptible to geographic definition. Consequently, and given the nature of the position Executive holds with the Company, Executive and the Company agree that the restrictions contained in Section 6(a) upon the activities of Executive are geographically unlimited and reasonable as such.
     (c) It is the desire  and  intent of the  parties  that the  provisions  of
Section 5 thereof, of this Section 6 and of Section 7 hereof shall be enforced to the fullest extent permissible under the laws and public policies of the State of Illinois. If any particular provisions or portions of Section 5 hereof, of this Section6 or Section 7 hereof shall be adjudicated to be invalid or unenforceable, Section 5 hereof, this Section 6 and Section 7 hereof shall be deemed amended to delete therefrom such provision or portion adjudicated to be invalid or unenforceable, such amendment to apply only in the particular case and jurisdiction in which such adjudication is made.
     7. Systems and Technology Ownership. Executive acknowledges and agrees that during the Term of this Agreement Executive will disclose to the Company all material products, ideas, processes, systems inventions and business plans developed by Executive which relate, directly or indirectly, to the travel services and systems business of the Company (collectively, the "Intellectual Property"). Executive further agrees that any Intellectual Property so developed will be the sole property of the Company and that Executive will, at the Company's request and cost, do whatever is necessary to secure the rights thereto by patent, copyright or otherwise to the Company. In connection with the foregoing, Executive represents, warrants and covenants that any Intellectual Property or other copyrightable or patentable subject matter that Executive delivers to the Company has been or will be created solely by Executive or that at the time of delivery thereof Executive will have the right to transfer such subject matter to the Company for use in its travel services and computer reservation systems business. Further, and not by way of limitation, Executive hereby assigns to the Company all of Executive's right, title and interest in and to any Intellectual Property from the moment of creation thereof. This
Section 7 shall not apply to any Intellectual Property or invention for which no equipment, supplies, facility or trade secret information of the Company was used and which was developed entirely on Executive's own time, unless (a) the Intellectual Property or invention relates (i) to the business of the Company, or (ii) to the Company's actual or demonstrably anticipated research or development, or (b) the Intellectual Property or invention results from any work performed by Executive for the Company.
     8. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Illinois, not including its conflict of laws principles. If, under such law, any portion of this Agreement is at any time deemed to be in conflict with any applicable statute, rule, judicial interpretation binding on the parties, regulation or ordinance, such portion shall be deemed to be modified or altered to conform thereto or, if that is not possible, to be omitted from this Agreement, and the invalidity of any such portion shall not affect the force, effect or validity of the remaining portions hereof.
     9. Notices. All notices required to be given under this Agreement shall be in writing and shall be deemed effective when received and shall be delivered in person; or by facsimile transmission (with confirmation of receipt); or by mail, postage prepaid, for delivery as registered or certified mail; or by overnight carrier service, addressed, (a) in the case of Executive, to Executive at Executive's then current business address with the Company, with a copy to Executive's residential address as reflected above (or such other residential address as Executive may notify the Company from time to time) or, (b) in the case of the Company, to the Company's Senior Vice President -Human Resources or to such other person as the Company may designate in writing to Executive. 10. Resolution of Disputes.
     (a) The parties each hereby specifically submit to the jurisdiction of any federal or state court located in the State of Illinois and further agree that service of process may be made within or without the State of Illinois by giving notice in the manner provided in Section 9. Each party hereby waives any right to a trial by jury in any dispute between them. In the event the principal offices of the Company are moved to a state other than Illinois, arbitration of disputes hereunder shall take place in such state, and the parties shall be deemed to have consented to personal jurisdiction in such state.
     (b) Executive recognizes that irreparable injury would be caused to the Company, not adequately compensable by money damages, by Executive's violation of any provision of Section 5, 6 or 7 of this Agreement. Executive further agrees that in the event of any such violation or threatened violation the Company or any of its direct or indirect subsidiaries or affiliates, in addition to such other rights and remedies as may exist in its or their favor, may apply to a court of law or equity to enforce the specific performance of such provisions and, without notice to Executive, may apply for an injunction or temporary restraining order against any act which would violate any such provisions.
     (c) The covenants of Executive  contained in Sections 5, 6 and 7 of this Agreement shall be construed as independent of all other provisions contained in this Agreement and shall survive the Term of this Agreement.
     11. Miscellaneous. (a) Executive represents and warrants to the Company that Executive has no contracts or agreements of any nature that Executive has entered into with any other person, firm or corporation that contain any restraints on Executive's present or future services. Executive further represents that Executive has brought to Executive's employment hereunder, and will use in connection with such employment, no customer lists or proprietary information including computer software that was used by Executive or to which Executive had access by reason of Executive's prior employment and that is the property of Executive's former employer.
     (b) Executive acknowledges and agrees that this Agreement constitutes the entire understanding between the Company and Executive relating to the employment of Executive by the Company, the Parent or any direct or indirect subsidiary or affiliate of the Company, and supersedes all prior written and oral agreements and understandings with respect to the subject matter of this Agreement.
     (c) This Agreement may be amended by a subsequent written agreement signed by Executive and the Company. In addition, the Company shall have the right prior to a Change in Control, in its sole discretion, pursuant to action by the Board, to approve the amendment or termination of this Agreement, which amendment or termination shall not become effective until the date fixed by the Board for such amendment or termination, which date shall be at least 12 months after notice thereof is given by the Company to Executive in accordance with
Section 9 hereof; provided, however, that no such action shall be taken by the Board within 12 months after the date of this Agreement or during any period of time when the Board has entered into discussions relating to a Change in Control until, in the opinion of the Board, such person has abandoned or terminated its efforts to effect a Change in Control; and provided further, that in no event shall this Agreement be amended or terminated without the prior written agreement of Executive in the event of a Change in Control. In the event that a Change in Control occurs after a notice of amendment or termination has been given by the Company as described in the immediately preceding sentence and during the notice period specified in such notice, such notice shall be of no force or effect and the Term of this Agreement automatically shall be extended until the date which is 24 months after the date of such Change in Control.
     (d) No waiver by either party of or failure to assert any provision or condition of this Agreement to be performed or right to be exercised shall be deemed a waiver of such or similar or dissimilar provisions and conditions or rights at the same time or any prior or subsequent time. (e) This Agreement and all rights and obligations of Executive are personal to Executive and shall not be assignable and any purported assignment in violation hereof shall not be valid or binding on the Company. This Agreement may be signed in counterpart.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the year and day first above written.


                        GALILEO INTERNATIONAL, L.L.C.

                        By


                        EXECUTIVE: