Form 10-Q
period 2001-06-30
GALILEO INTERNATIONAL INC
filed 2001-08-14
CIK 1039300

28


                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 2001
                                  -------------
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

Yes X   No

At August 8, 2001, there were 87,628,900 shares of Common Stock, par value $.01 per share, of the registrant outstanding.

                      GALILEO INTERNATIONAL, INC.
                      QUARTER ENDED JUNE 30, 2001
                                 INDEX
                                                                        PAGE
PART I - FINANCIAL INFORMATION

      Item 1.    Financial Statements of Galileo International, Inc.

                 Condensed Consolidated Balance Sheets as of June 30,
                 2001(unaudited) and December 31, 2000                    3

                 Condensed Consolidated Statements of Income for the quarter and six months ended June 30, 2001 and 2000
                 (unaudited)                                              4

                 Condensed Consolidated Statements of Cash Flows for
                 the six months ended June 30, 2001 and 2000 (unaudited)  5

                 Condensed Consolidated Statement of Stockholders'
                 Equity for the six months ended June 30, 2001
                 (unaudited)                                              6

                 Notes to Condensed Consolidated Financial Statements     7

      Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           12

      Item 3.    Quantitative and Qualitative Disclosures About Market
                 Risk                                                    22


PART II - OTHER INFORMATION

      Item 1.    Legal Proceedings                                       23

      Item 4.    Submission of Matters to a Vote of Security Holders     24

      Item 5.    Other Information                                       24

      Item 6.    Exhibits and Reports on Form 8-K                        25


SIGNATURES                                                               26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           GALILEO INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                           June 30,    December 31,
                                                             2001         2000
                                                        -------------  -----------
                                                        (Unaudited)
                 ASSETS
                 ------
Current assets:
   Cash and cash equivalents                            $    17,643  $     2,460
   Accounts receivable, net                                 253,484      192,199
   Deferred tax assets                                       22,850       17,794
   Prepaid expenses                                          23,085       18,158
   Other current assets                                       9,350       14,084
                                                          -----------  -----------
Total current assets                                        326,412      244,695
Property and equipment, at cost:
   Land                                                       6,470        6,470
   Buildings and improvements                                76,757       76,452
   Equipment                                                419,503      416,406
                                                          -----------  -----------
                                                            502,730      499,328
   Less accumulated depreciation                            306,156      288,651
                                                          -----------  -----------
Net property and equipment                                  196,574      210,677
Computer software, net                                      195,386      160,270
Intangible assets, net                                      714,897      720,212
Other noncurrent assets                                     134,773      143,405
                                                          -----------  -----------
                                                        $ 1,568,042  $ 1,479,259
                                                          ===========  ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
   Accounts payable                                     $    52,017  $    76,913
   Accrued commissions                                       45,184       34,471
   Income taxes payable                                      20,933        1,234
   Other accrued liabilities                                116,167      109,992
   Capital lease obligations, current portion                 8,753        1,638
   Long-term debt, current portion                          194,120      212,654
                                                          -----------  -----------
Total current liabilities                                   437,174      436,902

Pension and postretirement benefits                          87,565       79,285
Deferred tax liabilities                                     26,238       35,398
Other noncurrent liabilities                                 30,599       25,427
Capital lease obligations, less current portion              12,371        2,619
Long-term debt, less current portion                        456,207      434,392
                                                          -----------  -----------
Total liabilities                                         1,050,154    1,014,023
Stockholders' equity:
   Special voting preferred stock: $.01 par value;
     7 shares authorized; 3 shares issued and
     outstanding                                                  -            -
   Preferred stock: $.01 par value; 25,000,000 shares
     authorized; no shares issued                                 -            -
   Common stock: $.01 par value; 250,000,000 shares
     authorized; 105,540,057 and 105,232,696 shares
     issued; 87,462,281 and 88,311,977 shares
     outstanding                                              1,055        1,052
   Additional paid-in capital                               687,259      682,988
   Retained earnings                                        435,805      357,008
   Unamortized restricted stock grants                       (1,564)      (1,963)
   Accumulated other comprehensive income                    (8,635)      (4,493)
   Common stock held in treasury, at cost: 18,077,776
     and 16,920,719 shares                                 (596,032)    (569,356)
                                                          -----------  -----------
Total stockholders' equity                                  517,888      465,236
                                                          -----------  -----------
                                                        $ 1,568,042  $ 1,479,259
                                                          ===========  ===========

     See accompanying notes to condensed consolidated financial statements.

                                        GALILEO INTERNATIONAL, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited, in thousands, except share data)


                                                         Quarter                  Six Months
                                                     Ended June 30,             Ended June 30,
                                                ------------------------  ------------------------
                                                   2001         2000          2001         2000
                                                   ----         ----          ----         ----
Revenues:
   Electronic global distribution services      $  424,510    $ 405,178      $ 867,056    $ 826,484
   Information and network services                 23,113       20,166         46,420       39,598
                                                -----------  -----------    -----------  -----------
                                                   447,623      425,344        913,476      866,082
Operating expenses:
   Cost of operations                              164,457      154,776        328,102      288,780
   Commissions, selling and administrative         192,778      176,013        390,768      356,747
   Special charge - services agreement                   -            -              -       19,725
   Special charge - in-process research
        and development write-off                        -            -              -        7,000
                                                -----------  -----------     -----------  -----------
                                                   357,235      330,789         718,870      672,252
                                                -----------  -----------     -----------  -----------
Operating income                                    90,388       94,555         194,606      193,830

Other income (expense):
   Interest expense, net                            (8,850)     (12,293)        (19,338)     (21,568)
   Other, net                                       (2,896)      (2,484)         (6,340)      (4,868)
                                                -----------  -----------     -----------  -----------
Income before income taxes                          78,642       79,778         168,928      167,394

Income taxes                                        34,602       36,618          74,328       76,834
                                                -----------  -----------     -----------  -----------
Net income                                        $ 44,040     $ 43,160        $ 94,600     $ 90,560
                                                ===========  ===========     ===========  ===========
Weighted average shares outstanding             87,441,618   91,154,649      87,708,479   90,916,802
                                                ===========  ===========     ===========  ===========
Basic earnings per share                            $ 0.50       $ 0.47          $ 1.08       $ 1.00
                                                ===========  ===========     ===========  ===========
Diluted weighted average shares outstanding     87,805,666   91,737,064      88,020,911   91,319,805
                                                ===========  ===========     ===========  ===========
Diluted earnings per share                          $ 0.50       $ 0.47          $ 1.07       $ 0.99
                                                ===========  ===========     ===========  ===========


                See accompanying notes to condensed consolidated financial statements.


                           GALILEO INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                              Six Months
                                                            Ended June 30,
                                                        -----------------------
                                                          2001         2000
                                                          ----         ----
Operating activities:
   Net income                                           $ 94,600     $ 90,560
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      122,213      100,726
      Write-off of in-process research and development         -        7,000
      Gain on sale of assets                              (1,096)         (48)
      Deferred income taxes, net                         (12,737)     (17,118)
      Changes in operating assets and liabilities,
          net of effects from acquisition of businesses:
        Accounts receivable, net                         (61,987)     (64,889)
        Other current assets                              (1,053)      10,217
        Noncurrent assets                                  5,553       (2,764)
        Accounts payable and accrued commissions          14,222       21,314
        Accrued liabilities                                7,964        3,817
        Income taxes payable                              18,548       22,277
        Noncurrent liabilities                            13,079        8,866
      Other                                                6,848        1,637
                                                        ----------   ----------

Net cash provided by operating activities                206,154      181,595

Investing activities:
   Purchase of property and equipment                    (58,654)     (15,853)
   Purchase and capitalization of computer software      (45,989)     (17,287)
   Proceeds on sale of assets                              4,795          227
   Acquisition of businesses, net of cash acquired of
    $167 and $15,551, respectively                       (12,802)    (129,191)
   Other investing activities                             (4,938)     (27,421)
                                                        ----------   ----------

Net cash used in investing activities                   (117,588)    (189,525)

Financing activities:
   Borrowings under credit agreements                    102,000      184,000
   Repayments under credit agreements                   (133,000)     (30,000)
   Dividends paid to stockholders                        (15,803)     (16,312)
   Repurchase of common stock for treasury               (26,676)    (119,583)
   Payments of capital lease obligations                    (826)         (61)
   Other financing activities                              1,157          406
                                                        ----------   ----------

Net cash (used in) provided by financing activities      (73,148)      18,450
Effect of exchange rate changes on cash                     (235)        (157)
                                                        ----------   ----------

Increase in cash and cash equivalents                     15,183       10,363
Cash and cash equivalents at beginning of period           2,460        1,794
                                                        ----------   ----------

Cash and cash equivalents at end of period              $ 17,643     $ 12,157
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


                                                          GALILEO INTERNATIONAL, INC.
                                            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  (Unaudited, in thousands, except share data)


                                                                                  Special
                                                                                   Voting                   Additional
                                                                                 Preferred      Common       Paid-in      Retained
                                                                                   Stock         Stock       Capital      Earnings
                                                                                ------------ ------------- ------------ ------------

Balance at December 31, 2000                                                    $         -  $      1,052  $   682,988  $   357,008
Comprehensive income:
   Net income                                                                             -             -            -       94,600
   Other comprehensive income (loss), net of tax:
    Unrealized holding losses on marketable securities                                    -             -            -            -
    Reclassification adjustment for gains included
      in net income                                                                       -             -            -            -
    Foreign currency translation adjustments                                              -             -            -            -
    Cash flow hedge- net derivative losses                                                -             -            -            -

   Other comprehensive income (loss)

Comprehensive income
Amortization of restricted stock grants                                                   -             -            -            -
Issuance of 261,749 shares of common stock under
   employee stock option plans                                                            -             3        3,616            -
Issuance of 45,612 shares of common stock under
   employee stock purchase plan                                                           -             -          655            -
Repurchase of 1,157,057 shares of common stock
   for treasury                                                                           -             -            -            -
Dividends paid ($0.18 per share)                                                          -             -            -      (15,803)
                                                                                ------------ ------------- ----------- -------------

Balance at June 30, 2001                                                        $         -  $      1,055  $   687,259  $   435,805
                                                                                ============ ============= ============= ===========

                                                                                              Accumulated
                                                                                 Unamortized    Other
                                                                                 Restricted  Comprehensive   Treasury
                                                                                Stock Grants    Income        Stock        Total
                                                                                ------------ ------------  ----------- -------------

Balance at December 31, 2000                                                    $    (1,963) $     (4,493) $  (569,356) $   465,236
Comprehensive income:
   Net income                                                                             -             -            -       94,600
   Other comprehensive income (loss), net of tax:
    Unrealized holding losses on marketable securities                                    -          (799)           -         (799)
    Reclassification adjustment for gains included
      in net income                                                                       -          (686)           -         (686)
    Foreign currency translation adjustments                                              -        (2,170)           -       (2,170)
    Cash flow hedge- net derivative losses                                                -          (487)           -         (487)
                                                                                                                        ------------
   Other comprehensive income (loss)                                                                                         (4,142)
                                                                                                                        ------------
Comprehensive income                                                                                                         90,458
Amortization of restricted stock grants                                                 399             -            -          399
Issuance of 261,749 shares of common stock under
   employee stock option plans                                                            -             -            -        3,619
Issuance of 45,612 shares of common stock under
   employee stock purchase plan                                                           -             -            -          655
Repurchase of 1,157,057 shares of common stock
   for treasury                                                                           -             -      (26,676)     (26,676)
Dividends paid ($0.18 per share)                                                          -             -            -      (15,803)
                                                                                ------------ ------------- ------------ ------------
Balance at June 30, 2001                                                        $    (1,564) $     (8,635) $  (596,032) $   517,888
                                                                                ============ ============= ============ ============


                                    See accompanying notes to condensed consolidated financial statements.




                       GALILEO INTERNATIONAL, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements of Galileo International, Inc. (herein referred to as the "Company", "Galileo", "we", "us", and "our") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.

     The results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

     These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2001.


NOTE 2 - MERGER AGREEMENT WITH CENDANT CORPORATION

     On June 15, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cendant Corporation ("Cendant") and Galaxy Acquisition Corp., a subsidiary of Cendant, whereby such subsidiary will merge with and into the Company with the Company as the surviving corporation. Following the merger, the Company will be a wholly owned subsidiary of Cendant. The companies have filed all of the required notifications for U.S. and international regulatory approvals and have been notified by the U.S. Federal Trade Commission that early termination of the Hart-Scott-Rodino waiting period has been granted for the proposed acquisition. Additional information was provided to the Commission of the European Communities ( the "European Commission") in response to a request. Following receipt of this material, the European Commission advised that the effective date of the requisite notification is August 9, 2001. The European Commission has until September 11, 2001 to review the transaction. This initial review period may be extended for up to an additional four months if the European Commission decides to conduct a full investigation of the merger. Alternatively, the initial review period may be shortened at the discretion of the European Commission. On July 13, 2001, the Company announced that August 30, 2001 has been set as the date of its special meeting of stockholders to consider and vote on adoption of the Merger Agreement. The Company expects the transaction to close by the end of the third quarter of

2001, but can provide no assurance that the transaction will be completed or as to the timing of its completion. The transaction will be accounted for using the purchase method of accounting.


NOTE 3 - BUSINESS ACQUISITIONS

     On April 2, 2001, the Company acquired Southern Cross Distribution Systems Pty Limited ("Galileo Southern Cross") from Travel Industries Automated Systems Pty Limited, the owners of which are the Qantas Airways group, Ansett Airlines and Air New Zealand
(collectively, the "TIAS Owners"). Based in Sydney, Australia, Galileo Southern Cross distributes the Galileo computerized reservation system to travel agency locations across Australia, New Zealand and the South Pacific. In connection with this acquisition, the Company also obtained five-year non-compete agreements from the TIAS Owners and certain related parties. The purchase price of this acquisition, including the non-compete agreements, was $49.9 million. The purchase price consisted of cash payments totaling $12.5 million and the issuance of credit notes totaling $37.4 million. The pro forma effects of this acquisition are not significant.

     In connection with the acquisition of Galileo Southern Cross, the Company incurred expenses of $0.4 million, which have been accounted for as part of the purchase price. The Company accounted for this acquisition using the purchase method of accounting. Accordingly, the costs of this acquisition were allocated to the assets acquired and liabilities assumed based on their respective fair values. Goodwill and other intangibles related to the cost of the acquisition are being amortized over 5 to 17 years. The resulting amortization is included in cost of operations expenses. The results of operations and cash flows of Galileo Southern Cross have been consolidated with those of the Company from the date of acquisition.


NOTE 4 - INVESTMENTS

     On April 23, 2001, the Company acquired a minority equity interest in a travel-related company for $4.9 million. This investment is considered non-marketable as the equity securities are not publicly traded. The Company also completed the sale of one of its marketable equity investments resulting in a realized gain of $0.6 million during the six months ended June 30, 2001.

     For the six months ended June 30, 2001, the Company accounted for a $1.3 million unrealized holding loss on available-for-sale marketable equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The after tax effect of $0.8 million is included as a separate component of Stockholders' Equity.

     Also during the six months ended June 30, 2001, the Company recorded net impairment charges of $6.4 million to write down certain of the Company's non-marketable equity investments in technology-related companies to estimated fair value. The estimated fair values were determined by using management's estimates of the net proceeds the Company expects to recover upon the eventual disposition of the investments. The decline in the estimated fair values of these investments was considered to be other than temporary.

     At December 31, 2000 the Company owned 1,106,564 non-marketable depository certificates representing beneficial ownership of Equant N.V. ("Equant") common stock held by the SITA Foundation on behalf of its members. In November 2000, Equant announced a planned merger with France Telecom's Global One business. In connection with this planned merger, the SITA Foundation signed a Share Purchase Agreement (the "Share Purchase Agreement") with France Telecom S.A. to exchange all of its Equant shares for France Telecom shares. The merger was completed on June 29, 2001, at which time the SITA Foundation received one France Telecom common share for every 2.2 shares of Equant it owned. As a result, the Company now holds non-marketable depository certificates representing beneficial ownership of 502,984 shares of France Telecom common stock. The Share Purchase Agreement permits the SITA Foundation to distribute France Telecom shares to the depository certificate holders after a period of seven months has passed following the closing of the transaction. The SITA Foundation has not made a final decision concerning the timing of any distribution of France Telecom shares. France Telecom shares are listed on the New York Stock Exchange under the ticker symbol: FTE. If the Company's depository certificates were converted into registered common stock of France Telecom, the market value at June 30, 2001 would have been $24.3 million. The Company's carrying value of the depository certificates was nominal at June 30, 2001 and December 31, 2000. Any future disposal of such depository certificates may result in significant gains to the Company.


NOTE 5 - EARNINGS PER SHARE

     Basic earnings per share for the quarter and six months ended June 30, 2001 and 2000 is calculated based on the weighted average shares outstanding for the period. Diluted earnings per share is calculated as if the Company had additional Common Stock outstanding from the beginning of the year or the date of grant for all dilutive stock options, net of assumed repurchased shares using the treasury stock method. This resulted in an increase in the weighted average number of shares outstanding for the quarter and six months ended June 30, 2001 of 364,048 and 312,432, respectively. The increase in the weighted average number of shares outstanding for the quarter and six months ended June 30, 2000 was 582,415 and 403,003, respectively.


NOTE 6 - SPECIAL CHARGES

     The Company recorded a special charge of $1.7 million during the quarter ended September 30, 2000 related to the integration of Travel Automation Services Limited ("Galileo UK") into the Company's operations. The special charge was comprised of $1.4 million in severance costs related to the termination of 29 employees, and $0.3 million in facilities expenses. As of June 30, 2001, $1.3 million of severance related costs have been paid and charged against the liability and 24 employees have been terminated. The estimated remaining liabilities at June 30, 2001 and December 31, 2000 were $0.4 million and $1.1 million, respectively, and are included in the accompanying condensed consolidated balance sheets.

     In 1993, the Company, formerly Covia Partnership, combined with The Galileo Company Ltd. and consolidated its two data center facilities resulting in the closing of the Swindon, U.K. data center. In connection therewith, the estimated cost of the consolidation was charged to expense. At June 30, 2001 and December 31, 2000, the estimated remaining liabilities, principally related to facility closure costs, were $6.6 million and $7.0 million, respectively, and are included in the accompanying condensed consolidated balance sheets.


NOTE 7 - DEBT

     Outstanding long-term debt consists of the following at June 30, 2001 and December 31, 2000:

       (In millions)                           June 30,     December 31,
                                                 2001          2000
                                              ------------  ------------
       Five-year credit agreement                 $ 400.0       $ 400.0
       16-month credit agreement                    181.0         212.0
       Term loan                                     34.4          34.4
       CRS credit notes                              34.2             -
       Other                                          0.7           0.7
                                              ------------  ------------
                                                    650.3         647.1
       Less current portion of long-term debt       194.1         212.7
                                              ------------  ------------
       Long-term debt                             $ 456.2       $ 434.4
                                              ============  ============

        In connection, with the acquisition of Galileo Southern Cross in April 2001, the Company issued nine CRS Credit Notes ( the "Credit Notes"), with an aggregate notional amount of $37.4 million, to the former owners of Galileo Southern Cross. Payments on the Credit Notes are effectively made by reducing CRS booking fee invoices owed to the Company by these former owners. The maximum term of the Credit Notes is 36 months. Interest is payable quarterly and is based upon the 90-day LIBOR plus a specified margin. The effective interest rate on the Credit Notes for the quarter ended June 30, 2001 was 5.8%.

     In July 2001, the Company replaced the $500.0 million 16-month credit agreement that was due to expire in July 2001 with an amended and restated $350.0 million six-month credit agreement that expires in January 2002.

     As of June 30, 2001, the effective interest rate for amounts outstanding under the two credit agreements was 4.3%.

NOTE 8 - STOCKHOLDERS' EQUITY

     On February 22, 2001, the Board of Directors of the Company adopted a stockholder rights plan (the "Plan"). Under the Plan, the Company declared a dividend distribution of one Preferred Stock Purchase Right (a "Right") for each share of Common Stock of the Company outstanding at the close of business on March 8, 2001 (the "Record Date"), pursuant to the terms of a Rights Agreement, dated as of February 22, 2001 (the "Rights Agreement"). The Rights Agreement also provides, subject to specified exceptions and limitations, that shares of Common Stock issued or delivered from the Company's treasury after the Record Date will be entitled to and accompanied by Rights. The Rights are in all respects subject to and governed by the provisions of the Rights Agreement. The Rights initially trade together with the Company's Common Stock and are not exercisable. Under certain circumstances specified in the Rights Agreement, and in the absence of further action by the Company's Board of Directors, the rights generally will become exercisable and allow the holder to purchase from the Company one one-hundredth of a share of Series H Junior Participating Ordinary Preferred Stock at an initial purchase price of $90. The Board authorized the issuance of 2,500,000 preferred shares under the Plan, none of which have been issued. The Rights will become exercisable at a specified period of time after any person becomes the beneficial owner of 15% or more of the outstanding shares of Common Stock or commences a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 15% or more of the Common Stock, in each case, without the approval of the Board. If any person becomes the beneficial owner of 15% or more of the outstanding Common Stock, each Right will entitle the holder, other than the acquiring person, to purchase, for $90, a number of shares of the Common Stock having a market value of $180. For persons who, as of February 22, 2001, beneficially owned 15% or more of the outstanding Common Stock, the Plan "grandfathers" their current level of ownership, so long as they do not purchase additional shares that result in ownership of 20% or more of the outstanding
Common Stock. The Company's Board of Directors may, at its option, redeem all rights for $0.01 per Right at any time prior to the time the Rights become exercisable. The Rights will expire on March 8, 2011, unless earlier redeemed, exchanged or amended by the Board of Directors. Pursuant to its Merger Agreement, the Company amended the Plan to provide that the Rights would not become exercisable solely by reason of the execution and delivery of the Merger Agreement or the consummation of the transactions contemplated by the Merger Agreement and that the Plan would expire immediately prior to the effective date of the merger.

     For the six months ended June 30, 2001, the Company accounted for an $0.8 million net derivative loss on cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The after tax effect of $0.5 million is included as a separate component of Stockholders' Equity.

     The Company terminated its share repurchase program on June 15, 2001 pursuant to the Merger Agreement. The Company repurchased 470,658 of its shares in the open market at a total cost of $11.6 million between April 1 and June 15, 2001. As of June 15, 2001 the Company had repurchased $73.4 million in shares of its Common Stock under the $250 million share repurchase program, which was authorized by its Board of Directors in April 2000. As of June 30, 2001, the Company held a total of 18,077,776 shares in treasury.

     Comprehensive income for the six months ended June 30, 2000 was $87.4 million, comprised of net income of $90.6 million, unrealized holding losses on securities of $(0.7) million, and foreign currency translation adjustments of $(2.5) million.


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                      Six Months
(In millions)                                       Ended June 30,
                                                   ----------------
Cash paid for:                                     2001        2000
                                                   ----        ----
   Interest                                      $ 22.9      $ 24.0
   Income taxes                                    69.3        71.7
Noncash investing and financing activities:
   Capital lease obligations from acquisition
   of software                                     17.7          -


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     We are one of the world's leading providers of electronic global distribution services for the travel industry utilizing a computerized reservation system. We operate in 115 countries and have significant market share in markets throughout the world, including the United
States, Canada, Europe, Asia/Pacific, the Middle East and Africa. Through our Apollo(R) and Galileo(R) computerized reservation systems, we provide travel agencies at approximately 44,000 locations, numerous Internet travel sites, as well as corporations and consumers who use our self-booking products, with the ability to access schedule and fare information, book reservations and issue tickets for more than 500 airlines. We also provide subscribers with information and booking capabilities for major hotel chains, car rental companies, cruise lines and numerous tour operators throughout the world.

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

     Through our wholly owned subsidiary, Quantitude, Inc. ("Quantitude"), we provide enterprise networking services to several customers both in and outside of the travel industry. Launched in March 2000, Quantitude is currently expanding and upgrading our global private network to a standard Internet Protocol platform ("TCP/IP"), to deliver global Internet, Virtual Private Network, and telecommunications services worldwide. The new network will deliver the cost efficiencies of the Internet, coupled with the high quality service, reliability, and performance demanded by mission-critical private networks. (1) Quantitude's sales cycle has been longer than we initially anticipated. In addition, we have encountered some hesitancy from potential customers given the uncertainty surrounding the outcome of our strategic alternatives process and Cendant's commitment to this business. If the pending acquisition of Galileo by Cendant is complete, Quantitude will focus on converting Cendant's network traffic to its network.

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

     Our earnings can be significantly impacted by events that affect the travel industry. Such impact is typically caused by economic and other conditions that decrease the number of bookings made through our systems as a result of decreased demand for airline seats and other travel services. Other events, such as increased airline competition from low cost carriers, excess capacity or deterioration of an airline's financial condition, can often lead to fare promotions within the airline industry. This may result in an increased number of transactions and bookings for us, thereby stimulating our revenue-earning capability.

-------------
(1) See Statement Regarding Forward-Looking Statements on page 21.

     During the six months ended June 30, 2001, we generated 94.9% of our revenue from electronic global distribution services and 5.1% of our revenue from information and network services. The following table summarizes electronic global distribution services revenues by geographic location as a percentage of the total, and summarizes total booking volumes for each of the periods indicated. The location of the subscriber making the booking determines the geographic region credited with the related revenues and bookings:

                                          Quarter            Six Months
                                      Ended June 30,       Ended June 30,
                                    --------------------  ------------------
                                    2001        2000       2001       2000
                                    ----        ----       ----       ----
      Percentage of Revenue
      ---------------------
      U.S. Market                    37.2 %      38.3 %     38.0 %     39.1 %
      All Other Markets              62.8        61.7       62.0       60.9 %
                                    --------------------  ------------------
                                    100.0 %     100.0 %    100.0 %    100.0 %
                                    ====================  ==================


      Worldwide Bookings
      ------------------
      (in millions)
      U.S. Market:
           Air                       27.7        29.5       58.4       63.2
           Car/Hotel/Leisure          5.3         6.0       10.7       11.8
                                    ------------------    ------------------
                                     33.0        35.5       69.1       75.0

      All Other Markets:
           Air                       53.0        52.9      108.7      107.7
           Car/Hotel/Leisure          1.7         1.6        3.2        3.2
                                    ------------------    ------------------
                                     54.7        54.5      111.9      110.9

      Total Worldwide Bookings       87.7        90.0      181.0      185.9
                                    ==================    ==================

SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000

     REVENUES. Revenues increased $22.2 million, or 5.2%, to $447.6 million for the quarter ended June 30, 2001 from $425.4 million for the quarter ended June 30, 2000. Our electronic global distribution services revenues grew $19.3 million, or 4.8%. Total airline booking revenue increased 4.6% over the quarter ended June 30, 2000 primarily due to booking fee price increases that went into effect in January 2001. The remaining increase in electronic global distribution services revenues was principally due to the inclusion of revenues of Galileo Southern Cross acquired on April 2, 2001.

     Worldwide bookings decreased 2.6% year over year. U.S. booking volumes decreased 7.1% while international booking volumes increased 0.3% over the same period last year. The decline in U.S. booking volumes was primarily due to weaker travel demand resulting from the slowdown in the U.S. economy and the impact of a shift in bookings to Internet travel sites, where we have a smaller presence. While the weakened U.S. economy impacted our bookings for the quarter ended June 30, 2001, we believe our results are beginning to reflect the success our sales force had in 2000, and we expect to benefit further from their success through the remainder of the year. (1) However, growth in traditional travel agency bookings may be mitigated by the accelerating shift of bookings to the Internet channel and a continued economic slowdown. (1) While a further weakening in U.S. economic conditions could pose a risk, airlines have typically reduced fares to stimulate demand during such times, which may mitigate the negative impact to our revenue outlook. In the Internet channel, our primary strategy is to establish multiple points of presence by serving as the booking engine behind several Internet travel sites such as United.com, Biztravel.com and Beyoo.com, and by expanding the presence of our own sites including TravelGalileo.com and TRIP.com. We believe our Internet strategy will strengthen our presence in this important channel and lead to profitable Internet growth. (1)

     Strong bookings in the Middle East, Africa and Asia Pacific regions continued to drive international bookings growth. We experienced solid growth in the United Kingdom and double-digit air bookings growth in several other countries, including China, Japan and New Zealand. The international bookings growth comes despite the ongoing effect of a change in airline behavior that is resulting in an increased number of cancellations of waitlist and other non-ticketed bookings, primarily in Europe and the Middle East, which reduces net billable segments. This change in airline behavior was first reported in the third quarter of 2000. We have addressed the revenue impact of these actions with our 2001 pricing by introducing a segment cancel fee in markets outside of North America.

     Our information and network services revenues grew $2.9 million, or 14.6% over the quarter ended June 30, 2000, reflecting an increase in revenue primarily from hosting and development services provided to a large airline customer. Revenues from new Quantitude customers also contributed to the growth.

     COST OF OPERATIONS. Cost of operations expenses increased $9.6 million, or 6.3%, to $164.4 million for the quarter ended June 30, 2001 from $154.8 million for the quarter ended June 30, 2000. The increase was primarily attributable to increased wages and benefits consistent with higher staffing levels in our technical operations and Quantitude, and incremental operating expenses related to the April 2001 acquisition of Galileo Southern Cross. Also contributing to the growth were higher depreciation expenses. These increases were partially offset by increased capitalization of software development expenses.

-------------
(1) See Statement Regarding Forward-Looking Statements on page 21.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses increased $16.8 million, or 9.5%, to $192.8 million for the quarter ended June 30, 2001 from $176.0 million for the quarter ended June 30, 2000. The increase was primarily attributable to higher incentive payments which are provided to subscribers in order to maintain and expand our travel agency customer base. Commission savings resulting from our acquisition of Galileo Southern Cross offset higher commission payments to NDCs resulting from higher revenues in markets managed by third-party distributors. Also contributing to the increase were incremental expenses related to our evaluation of strategic alternatives, as well as higher bad debt provisions. These increases were partially offset by decreased marketing and advertising expenditures.

     OTHER EXPENSE, NET. Other expense, net includes interest expense net of interest income, foreign exchange gains and losses, and other non-operating items. Other expense, net decreased $3.0 million to $11.8 million for the quarter ended June 30, 2001 from $14.8 million for the quarter ended June 30, 2000. This decrease was primarily due to lower interest expense resulting from lower interest rates and debt levels in 2001. Reduced foreign exchange losses also contributed to the decrease. These decreases were partially offset by a $3.0 million impairment charge recorded during the quarter ended June 30, 2001 to write down one of our non-marketable equity investments in technology-related companies.

     INCOME TAXES. Income taxes decreased $2.0 million, or 5.5%, to $34.6 million for the quarter ended June 30, 2001 from $36.6 million for the quarter ended June 30, 2000. The decrease was a result of lower income before taxes and a lower effective income tax rate for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. Our effective tax rate was 44% in 2001 and approximately 46% in 2000. This decrease in the effective tax rate was primarily due to a state income tax planning strategy implemented in the fourth quarter of 2000.

     NET INCOME. Net income increased $0.8 million, or 2.0%, to $44.0 million for the quarter ended June 30, 2001 from $43.2 million for the quarter ended June 30, 2000. Net income as a percentage of revenues decreased to 9.8% for the quarter ended June 30, 2001 from 10.1% for the quarter ended June 30, 2000.


SIX  MONTHS ENDED  JUNE 30, 2001 COMPARED TO SIX  MONTHS  ENDED JUNE 30,
2000

     REVENUES. Revenues increased $47.4 million, or 5.5%, to $913.5 million for the six months ended June 30, 2001 from $866.1 million for the six months ended June 30, 2000. Our electronic global distribution services revenues grew $40.6 million, or 4.9%. Total airline booking revenue increased 4.2% over the six months ended June 30, 2000 primarily due to booking fee price increases that went into effect in January 2001. The remaining increase in electronic global distribution services revenues was principally due to the inclusion of revenues of Galileo Southern Cross, Galileo UK and TRIP.com acquired on April 2, 2001, April 14, 2000, and March 10, 2000, respectively.

     Worldwide bookings declined 2.6% year over year. U.S. booking volumes decreased 7.9% while international booking volumes increased 1.0% over the same period last year. The decline in U.S. booking volumes was primarily due to weaker travel demand resulting from the slowdown in the U.S. economy and the impact of a shift in bookings to Internet travel sites, where we have a smaller presence. While the weakened U.S. economy impacted our bookings during the six months ended June 30, 2001, we believe our results are beginning to reflect the success our sales force had in 2000, and we expect to benefit further from their success through the remainder of the year. (1) However, growth in traditional travel agency bookings may be mitigated by the accelerating shift of bookings to the Internet channel and a continued economic slowdown. (1) While a further weakening in U.S. economic conditions could pose a risk, airlines have typically reduced fares to stimulate demand during such times, which may mitigate the negative impact to our revenue outlook. In the Internet channel, our primary strategy is to establish multiple points of presence by serving as the booking engine behind several Internet travel sites such as United.com, Biztravel.com and Beyoo.com, and by expanding the presence of our own sites, including TravelGalileo.com and TRIP.com. We believe our Internet strategy will strengthen our presence in this important channel and lead to profitable Internet growth. (1)

     Strong bookings in the Middle East, Africa and Asia Pacific regions continued to drive international bookings growth. The international bookings growth comes despite the ongoing effect of a change in airline behavior that is resulting in an increased number of cancellations of waitlist and other non-ticketed bookings, primarily in Europe and the Middle East, which reduces net billable segments. This change in airline behavior was first reported in the third quarter of 2000. We have addressed the revenue impact of these actions with our 2001 pricing by introducing a segment cancel fee in markets outside of North America.

     Our information and network services revenues grew $6.8 million, or 17.2% over the six months ended June 30, 2000, reflecting an increase in revenue primarily from hosting and development services provided to a large airline customer. Revenues from new Quantitude customers also contributed to the growth.

     COST OF OPERATIONS. Cost of operations expenses increased $39.3 million, or 13.6%, to $328.1 million for the six months ended June 30, 2001 from $288.8 million for the six months ended June 30, 2000. The increase was primarily attributable to $11.3 million in incremental amortization of goodwill and other intangibles related to the TRIP.com acquisition, increased wages and benefits consistent with higher staffing levels in our technical operations and Quantitude, and the incremental operating expenses related to the acquisitions of Galileo Southern Cross, Galileo UK and TRIP.com. Also contributing to the increase were higher depreciation expenses, as well as higher network communication costs related to our ongoing migration to a single Internet protocol. These increases were partially offset by increased capitalization of software development expenses.

-------------
(1) See Statement Regarding Forward-Looking Statements on page 21.

     COMMISSIONS, SELLING AND ADMINISTRATIVE EXPENSES. Commissions, selling and administrative expenses increased $34.0 million, or 9.5%, to $390.8 million for the six months ended June 30, 2001 from $356.8 million for the six months ended June 30, 2000. The increase was primarily attributable to higher incentive payments, which are provided to subscribers in order to maintain and expand our travel agency customer base. Commission savings resulting from our acquisitions of Galileo Southern Cross and Galileo UK offset higher commission payments to NDCs resulting from higher revenues in markets managed by third-party distributors. Also contributing to the increase were incremental operating expenses related to Galileo
Southern Cross, Galileo UK and TRIP.com, higher bad debt provisions, and expenses related to our evaluation of strategic alternatives. These increases were partially offset by decreased marketing and advertising expenditures.

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

     OTHER EXPENSE, NET. Other expense, net includes interest expense net of interest income, foreign exchange gains and losses, and other non-operating items. Other expense, net decreased $0.7 million to $25.7 million for the six months ended June 30, 2001 from $26.4 million for the six months ended June 30, 2000. This decrease was primarily due to reduced foreign exchange losses in 2001, and lower interest expense resulting from lower interest rates. A loss on our minority equity investment in TRIP.com recorded during the quarter ended March 31, 2000 (prior to the March 10, 2000 acquisition), higher interest income in 2001 and a gain on the sale of one of our marketable equity investments during the six months ended June 30, 2001 also contributed to the decrease. These decreases were partially offset by net impairment charges of $6.4 million recorded during the six months ended June 30, 2001 to write down certain of our non-marketable equity investments in technology-related companies.

     INCOME TAXES. Income taxes decreased $2.5 million, or 3.3%, to $74.3 million for the six months ended June 30, 2001 from $76.8 million for the six months ended June 30, 2000. The decrease was a result of a lower effective income tax rate for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Our effective tax rate was 44% in 2001 and approximately 46% in 2000. This decrease in the effective tax rate was primarily due to a state income tax planning strategy implemented in the fourth quarter of 2000.

     NET INCOME. Net income increased $4.0 million, or 4.5%, to $94.6 million for the six months ended June 30, 2001 from $90.6 million for the six months ended June 30, 2000. Net income as a percentage of revenues decreased to 10.4% for the six months ended June 30, 2001 from 10.5% for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents totaled $17.6 million and working capital totaled ($110.8) million at June 30, 2001. At December 31, 2000, cash and cash equivalents totaled $2.5 million and working capital totaled ($192.2) million. Excluding current portions of long-term debt, working capital totaled $83.4 million and $20.4 million at June 30, 2001 and December 31, 2000, respectively. We
carefully   monitor  cash   requirements   and  maintain   minimal  cash
balances.

     Net cash used in investing activities for the six months ended June 30, 2001 principally related to capital investments to enhance the technological platform of our computer systems, to provide equipment to our travel agency subscribers, and to purchase equipment related to the build out of Quantitude's TCP/IP network. Capital expenditures, excluding the capitalization of internally developed software, were $84.1 million for the six months ended June 30, 2001 compared to $25.7 million for the six months ended June 30, 2000. In addition, we used $12.8 million in net cash to acquire Galileo Southern Cross.

     Net cash used in financing activities for the six months ended June 30, 2001 included net repayments of borrowings under our credit agreements of $31.0 million, repurchases of Common Stock for treasury totaling $26.7 million, and $15.8 million in dividends paid to our stockholders. We paid cash dividends of $0.09 per share on February 16, 2001 to stockholders of record as of February 2, 2001, and on May 18, 2001 to stockholders of record as of May 4, 2001. At June 30, 2001, we had $319.0 million available under our revolving credit facilities. In July 2001, we replaced the $500.0 million 16-month credit agreement that was due to expire in July 2001 with an amended and restated $350.0 million six-month credit agreement that expires in January 2002.

     We terminated our share repurchase program on June 15, 2001 pursuant to the Merger Agreement. As of June 15, 2001, we had repurchased $73.4 million in shares of our Common Stock under the $250.0 million share repurchase program, which was authorized by our Board of Directors in April 2000.

     Also  in  accordance  with  our  Merger  Agreement,   we  suspended
payment of our regular quarterly cash dividend.

     We expect that future cash requirements will principally be for capital expenditures, including purchases related to the continuing build-out of Quantitude's network, repayments of indebtedness and potential acquisitions that are aligned with our strategic direction.
(1) We believe that cash generated by operating activities will be sufficient to fund our future cash requirements, except that significant acquisitions or investments may require additional borrowings or other financing alternatives. (1)

-------------
(1) See Statement Regarding Forward-Looking Statements on page 21.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), which supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of the SFAS 141 be accounted for using only the purchase method. SFAS 141 is required to be adopted for all business combinations initiated after June 30, 2001. Management has assessed the impact of the adoption of SFAS 141 on its consolidated financial statements and believes the impact will not be material. (1)

     Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Management is currently evaluating the impact that adoption of SFAS 142 will have on its consolidated financial statements.




















-------------
(1) See Statement Regarding Forward-Looking Statements on page 21.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this report that are not strictly historical, including statements as to plans, objectives and future performance, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our
current   expectations   and   projections   about  future  events.   We
undertake   no   obligation   to   publicly   update   or   revise   any
forward-looking  statements,  whether  as a result  of new  information,
future  events  or  otherwise.   These  forward-looking  statements  are
subject to risks and uncertainties that could cause actual events or results to differ materially from the events or results expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on these forward-looking statements. Risks and uncertainties associated with our forward-looking statements include, but are not limited to the following:
o We face the pressures of a competitive industry, and compete primarily against other large and well-established global distribution systems.
o Competition to attract and retain travel agency subscribers, and the loss of bookings, without replacement, generated by one or more of our five largest travel agency customers, could hurt our business.
o An increase in direct access to travel vendors could hurt our business.
o An increase in bookings on Internet travel sites could adversely affect our business.
o Failure to maintain technological competitiveness and to make technological innovations may have a negative effect on our business.
o Our technology costs are substantial and cannot be quickly reduced in response to a reduction in revenue.
o Damage to key data facilities could adversely affect our business.
o Our network and software are vulnerable to security breaches and similar threats that could result in our liability for damages and harm our reputation.
o We are subject to governmental regulations, changes in which could have an adverse effect on our business.
o A decline in air travel, due to political instability, adverse economic conditions or otherwise, could hurt our business.
o Our business relies on our proprietary software and intellectual property, which may be vulnerable to third party use.
o It is important that our enterprise networking services subsidiary execute its business plan, which includes delivering a new Internet protocol-based network within the cost and time frame currently estimated.
o  We are unable to predict with certainty whether or when
   Cendant's acquisition of Galileo will be completed. We also cannot predict (1) the extent to which Cendant will successfully integrate and operate Galileo, (2) the extent to which the respective operating systems of Cendant and Galileo are compatible, and (3) the degree to which Cendant's existing administrative and back office functions and costs, and those of Galileo, are complementary or redundant; in each case assuming the transaction is completed.
o We may be unable to successfully integrate businesses that we acquire into our core business.

o The loss of some of our key employees could adversely affect our business.

     For additional information concerning these risks, see the risk factors filed as an exhibit to our 2000 Annual Report on Form 10-K and incorporated by reference herein, and the Proxy Statement-Prospectus of Cendant and Galileo dated July 25, 2001.



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

     We periodically enter into foreign exchange forward contracts to manage exposure to fluctuations in foreign exchange rates related to the funding of our European and Canadian operations. We had no foreign exchange forward contracts outstanding as of June 30, 2001 and December 31, 2000.

     As of June 30, 2001, we were party to a $400.0 million five-year credit agreement and a $500.0 million 16-month credit agreement (collectively, the "Credit Agreements") with a group of banks. Interest on the borrowings may be either Base Rate, CD Rate or LIBOR based. For the six months ended June 30, 2001, the effective interest rate for loans outstanding under the Credit Agreements was 6.0%. If interest rates had averaged 10% higher in the first six months of 2001, our interest expense would have hypothetically increased by $1.9 million. This amount was calculated by applying the hypothetical increase to the applicable interest rates and outstanding principal throughout the six months ended June 30, 2001.

     We are exposed to variability in cash flows related to interest payments on our variable-rate $34.4 million term loan that matures in June 2003. It is our objective to hedge this interest rate exposure by using a derivative hedging instrument. Accordingly, at June 30, 2001 and December 31, 2000 we had an outstanding interest rate swap agreement (the "Swap Agreement") with a notional value of $34.4 million and a fixed interest rate of 5.87%. Under the Swap Agreement, we receive variable interest rate payments and make fixed interest rate payments, thereby creating fixed-rate long-term debt. The term of the Swap Agreement is identical to that of the underlying $34.4 million term loan. We have designated the Swap Agreement to be a cash flow hedge under the provisions of SFAS 133. Accordingly, changes in the fair value of the Swap Agreement are reported in other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the variable-rate term loan affects earnings. The fair value of the outstanding Swap

Agreement at June 30, 2001 and December 31, 2000 was $(0.8) million and $(0.1) million, respectively.

      We are also exposed to equity price risks on the marketable equity securities we hold for strategic purposes. Assuming a 20% adverse change in the June 30, 2001 equity prices of our marketable securities, our financial position would not have been materially affected.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      Our wholly owned subsidiaries, Galileo International, L.L.C. ("GILLC") and Apollo Galileo USA Partnership ("Apollo"), as well as
United Airlines and one of its subsidiaries, are defendants in a lawsuit captioned Osband, et al. v. United Air Lines, Inc., et al. The lawsuit, which was filed on March 1, 1996 in the District Court for Arapahoe County, Colorado, currently consists of 99 plaintiffs, all of whom were employed by United Airlines prior to 1988, and were subsequently employed by the United Airlines subsidiary, one of our predecessors, and GILLC or Apollo since that time. The plaintiffs allege that the defendants promised the plaintiffs that they would receive lifetime flight benefits at a level equivalent to the flight benefits that United Airlines provides to its employees. The plaintiffs brought claims for specific performance and injunctive relief seeking reinstatement of their benefits and damages under theories of breach of contract, promissory estoppel and breach of express covenant of good faith and fair dealing. After defeating the plaintiffs' motion for preliminary injunction, the trial court granted the defendants' Motion to Dismiss for Lack of Subject Matter Jurisdiction on the ground that all issues relating to free passes granted by common carriers where they are adjuncts to employees are preempted by federal law. On appeal, the Court of Appeals upheld the dismissal of the plaintiffs' promissory estoppel claim as preempted by federal law, but reversed and remanded to the trial court on the plaintiffs' other claims. The claims of six of the 99 plaintiffs were tried before a jury in a five-week trial commencing October 30, 2000. The jury returned a verdict in favor of the plaintiffs in the total amount of $3.27 million, an aggregate of $710,000 of which the jury found GILLC and Apollo liable for. We are appealing the verdict, which has been certified as a final judgment. On June 4, 2001, the Court ruled that the verdict for the six plaintiffs does not constitute a liability finding in favor of the remaining 93 plaintiffs. The next trial with 16 of the remaining plaintiffs is set to commence on November 5, 2001 and is expected to last for approximately six weeks. Several motions are currently outstanding, including a motion to stay all future trials until the Court of Appeals' ruling regarding the judgment in the first trial. We continue to dispute the plaintiffs' claims and intend to defend the lawsuit vigorously.

     We are a party in various other suits and claims that arise in the ordinary course of business. Our management currently believes that the ultimate disposition of these matters, including the matter described above in this Item 1, will not have a material adverse effect on our consolidated financial position, liquidity or results of operations. (1)

-------------
(1) See Statement Regarding Forward-Looking Statements on page 21.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of the Company was held on May 17, 2001. On March 22, 2001, the record date for the Annual
Meeting, the Company had issued and outstanding two classes of voting securities: 87,784,812 shares of Common Stock and three shares of Special Voting Preferred Stock. Each Common Stock share is entitled to one vote in the election of directors and other matters submitted to a vote of stockholders. As of May 17, 2001 the Special Voting Preferred Stock was divided into three series, each series consisting of one share and entitling the holder thereof to elect one director so long as certain share ownership thresholds are maintained. Pursuant to the provisions of the Special Voting Preferred Stock as of May 17, 2001, the holders were entitled to elect a total of three of the 10 members of the Board of Directors. Holders of the Special Voting Preferred Stock are entitled to elect their director designee, voting as a separate class. At the Annual Meeting, the common stockholders elected two directors, as set forth below:

        Name                        For             Withheld Authority
        ----                        ---             ------------------
        Wim Dik                  57,463,291              14,784,693
        Anthony C. Swanagan      70,938,654               1,309,330

      Prior to the Annual Meeting, Covia LLC., a subsidiary of United Airlines elected Andrew P. Studdert as a director designee. On July 17, 2001 Georges P. Schorderet, SAirGroup's designee on our Board of Directors, resigned his position on the Board. Following the subsequent sale of the shares of Common Stock owned by SAirGroup, the Company redeemed the share of Special Voting Preferred Stock owned by SAirGroup at a price of $100.


ITEM 5.  OTHER INFORMATION

     On July 30, 2001 we announced our intention to acquire the remaining ownership interest in Highwire, Inc., a leading developer of corporate Internet travel tools and technology. At June 30, 2001 we owned approximately 19% of Highwire. We expect the transaction to close by the end of the third quarter of 2001. (1) However, we can provide no assurance that the transaction will be completed or as to the timing of its completion. The transaction will be accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price will be allocated to net tangible and intangible assets based on their estimated fair values.

-------------
(1) See Statement Regarding Forward-Looking Statements on page 21.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit Index

Exhibit Number    Exhibit Description
--------------    -------------------

*10.1 Distribution Agreement dated May 23, 2001 by and among Galileo International L.L.C. and the airlines listed on Schedule 1 thereto ( the "AACO Project Carriers")

99 Risk Factors [Incorporated by reference to Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]
-------------
* Portions of this Exhibit  have been omitted  pursuant to a request for
confidential   treatment.   The   omitted   material   has  been   filed
separately with the Securities and Exchange Commission.


(b)   Reports on Form 8-K

     The Company filed one current report on Form 8-K dated June 15, 2001 (filed on June 18, 2001) with the Securities and Exchange
Commission, which reported that the Company had entered into an Agreement and Plan of Merger with Cendant Corporation and Galaxy Acquisition Corp., and other agreements relating thereto (Item 5).

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Galileo International, Inc.




Date:  August 14, 2001                    By: /s/ Cheryl Ballenger
                                             ------------------------------
                                             Cheryl Ballenger
                                             Executive Vice President, Chief
                                             Financial Officer and Treasurer
                                             (principal financial and
                                              accounting officer)

                      GALILEO INTERNATIONAL, INC.
                             Exhibit Index


Exhibit Number       Exhibit Description

*10.1 Distribution Agreement dated May 23, 2001 by and among Galileo International L.L.C. and the airlines listed on
                  Schedule 1 thereto (the "AACO Project Carriers").

99 Risk Factors [Incorporated by reference to Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.]


-------------
* Portions of this Exhibit  have been omitted  pursuant to a request for
confidential   treatment.   The   omitted   material   has  been   filed
separately with the Securities and Exchange Commission.

EXHIBIT 10.1

                               [EXPLANATORY NOTE:
                    CERTAIN PORTIONS OF THIS EXHIBIT HAVE BEEN
                      OMITTED AND FILED SEPARATELY WITH THE
                   SECURITIES AND EXCHANGE COMMISSION PURSUANT
                    TO A REQUEST FOR CONFIDENTIAL TREATMENT.
                       THE SYMBOL "[**]" HAS BEEN INSERTED
                      IN PLACE OF THE PORTIONS SO OMITTED.]

                             DISTRIBUTION AGREEMENT

THIS AGREEMENT is made 23 May, 2001

BETWEEN

     (1) GALILEO INTERNATIONAL, L.L.C., a Delaware limited liability company whose principal place of business is located at 9700 West Higgins Road, Rosemont, Illinois 60018, USA ("Galileo International")

     (2) THE AIRLINES listed in Schedule 1 ("the AACO Project Carriers"),each such airline comprising a separate party to this Agreement but acting jointly where specified herein and shall take effect 1 January 2002.


1.    DEFINITIONS AND INTERPRETATION

1.1   In this Agreement, the following terms have the following meanings:

      "AACO" means the Arab Air Carriers Organization;

      "the AACO Project Carriers"   means a sub-group of the Arab Air
      Carriers Organization, sometimes also referred to as "Arabi";

      "Booking" means

      (a) in relation to air Vendors, a booking made in the Galileo System in respect of a Passenger Segment;

      (b) in relation to non-air Vendors, the unit of measurement used by GalileO International for charging purposes as defined in the relevant Vendor participation agreement;

      "Booking Fee" means the basic fee charged and receivable by Galileo International from Vendors for a Booking, plus any categories of premium charged and receivable by Galileo International;

      "Commission Rebate" means a percentage of the revenue received by Galileo International from Vendors in respect of Booking Fees charged for Bookings made within the Market Region by Subscribers and/or their clients via the NDC network or an Internet connection using a Galileo GTID (Galileo Terminal Identifier) that is ordered, configured and serviced by an NDC;

      "Computerised Reservation System" or "CRS" means an automated system providing any or all of the following functions:

        o     the ability to display flight schedules and seat availability;
        o     the ability to display and/or quote airline fares;
        o     the ability to make airline seat reservations;
        o     the ability to issue airline tickets;
        o the ability to perform any or all the functions in respect of hotel, car and other travel-related services other than air services;
        o any or all of the above functions accessed directly or via the internet;

      "CRS Services" means services of the types described in the definition of CRS which are provided by a CRS directly or indirectly to Subscribers;

      "Direct Airline Account" means an entity having a direct commercial relationship with the airline and which does not provide travel services to the general public;

      "Galileo System" means the systems of computer hardware and software that Galileo International operates for the provision of CRS Services;

      "Galileo International Group" means Galileo International and any subsidiary or affiliated company of Galileo International or of a holding company of Galileo International;

      "Galileo International Limited" is a company incorporated under the laws of England and Wales and registered at Companies House under number 1254977 with its registered office at Galileo House, 2 Windsor Dials, Arthur Road, Windsor, Berkshire, SL4 1RS and which acts as Galileo's Europe, Middle East and Africa regional headquarters;

      "Galileo International's Trade Marks" means any or all of the trade and service marks (whether or not registered) and all trading names, styles, get-ups and logos used by Galileo International in connection with the provision of Galileo International's CRS Services;

      "Galileo Network" means a communications network and associated equipment for the distribution of its CRS Services from the Galileo System to the Node(s);

      "General Sales Agent" means a Person who has been delegated general authority in respect of passenger sales for the appointing airline;

      "Global Account" means a travel services related Subscriber whose principal place of business is outside the Market Region which through ownership, management, marketing or franchise affiliations has subsidiaries, places of business, branches or offices in more than one country including one or more countries in the Market Region, a list of Galileo International's current Global Accounts being attached as
      Schedule 2;

      "Global Product" means a product which is made available by Galileo International on a global basis;

      "Individual" means a natural person (i.e. a human being) who is a user of the Galileo System (or, if the context so indicates, of a system used by an AACO Project Carrier) but is not a Subscriber;

      "Intellectual Property Right" means any or all of the trade and service marks,(whether or not registered) and all trading names, styles, get-ups and logos used by Galileo International in connection with the provision of Galileo International's CRS Services;

      "Market Region" means the geographical areas in which the AACO Project Carriers arE entitled to distribute Galileo International's CRS Services as determined in accordance with Clause 2;

      "Market Support" means financial incentives paid to Subscribers for commissionable Bookings made and/or ticketed on the Galileo CRS;

      "NDC" means National Distribution Company, or Centre, an entity established by, or a part of, an AACO Project Carrier (or another entity acting under the direction of the AACO Project Carriers) for distribution of Galileo in the country or countries of the Market Region for which the relevant AACO Project Carrier (or other entity) is responsible;

      "NDC Network" means the communications network and associated equipmentfor the distribution of Galileo International's CRS Services from the Node(s) to Subscribers in the Market Region;

      "Node(s)" means the location(s) within the Market Region designated by Galileo International and agreed with the NDC of the relevant country (or such other locations as may be agreed by the NDC concerned and Galileo International) as the terminus of Galileo's network within the Market Region to which the NDC shall connect the NDC network;

      "Passenger Segment" means a travel reservation of one passenger over one segment of a journey on a direct flight, where:

            (a) a "direct flight"means a flight, either non-stop or stopping, operated by a single aircraft under a single flight number;and
            (b) a "segment" means a leg or group of legs from a boarding point of a passenger to a deplaning point on a given flight;

      "Person" means any person, firm, company, corporation, agent, partnership or association;

      "Restricted Information" means the terms of this Agreement and any other information which is disclosed in writing to either party to this Agreement by the other party on the basis that it is confidential;

      "SITA" means Societe Internationale de Telecommunications Aeronautiques;

      "Subscriber" means a travel agent or a Person (excluding a Vendor) in the Market Region who is an actual or potential user of the Galileo CRS and who receives services pertaining thereto from the NDC;

      "Vendor" means a Person who sells or may wish to sell its products and/or services through a CRS.

1.2   In this Agreement:

      1.2.1 the clause headings are for ease of reference only and shall not in any way affect the interpretation hereof;

      1.2.2 all references to "clauses" and "Schedules" are to clauses hereof and schedules hereto;

      1.2.3 unless the context otherwise requires, the singular includes the plural and vice versa; and

      1.2.4 a reference to this "Agreement" is, unless the context otherwise requires, a reference to this agreement including all the Schedules.

1.3 This Agreement shall enure to the benefit of and shall be binding upon Galileo International's successors in business. Galileo International may, at its discretion, subcontract performance of any of its obligations hereunder to Galileo International Limited or to any other company in the Galileo International Group provided that any such company shall be fully bound by all applicable terms and conditions of this Agreement.

1.4 The parties acknowledge that neither Middle East Airlines nor Palestinian Airlines (the latter by reason of force majeure at the time of contract signature) is currently in a position to execute this Agreement. It is therefore agreed that Middle East Airlines may execute this Agreement at any time up until Wednesday 31 October 2001, failing which it shall not become a party to this Agreement. Palestinian Airlines may become a party to this Agreement by executing this Agreement at any time during the term of this Agreement as soon as it is has resumed commercial operations. For the avoidance of doubt, any reference to the AACO Project Carriers and to the AACO Project Carriers acting jointly shall be construed with reference to those AACO Project Carriers who are parties to this Agreement at the relevant time.

1.5 Any reference to any party to this Agreement includes a reference to its successor (including any person in whom, under the laws of the place of incorporation of such party, all, or substantially all, of the assets and liabilities of such party become vested) and assignee (if any).

1.6 For the avoidance of doubt, this Agreement supersedes and replaces in its entirety the Distribution Agreement dated 21 October 1991. Any and all payments due under that agreement shall remain due and payable until they are satisfied.


2.    APPOINTMENT AS DISTRIBUTOR

2.1   Galileo  International hereby appoints the AACO Project Carriers as the
      sole and  exclusive   distributors  of  Galileo   International's   CRS
      Services to Subscribers in the Market Region and the AACO Project Carriers hereby agree to act in that capacity, all in accordance with the terms specified in this Agreement. Nothing in this Agreement shall prevent Galileo International from providing or supplying CRS Services to an Individual in the Market Region if that Individual gains access to Galileo International's CRS Services directly or indirectly via a third party on-line network or any other means which allows access to CRS Services; and the provision and supply of CRS Services, as contemplated by this clause 2.1, to an Individual shall not constitute a breach of this clause 2.1, provided that Galileo International shall not specifically target individuals in the Market Region by way of a regional internet or similar product but rather this clause shall operate to permit access by way of a Global Product.

2.2 The Market Region shall comprise those AACO member countries where either, as part of Arabi, the AACO Project Carrier, as the national airline of the country, has elected to distribute Galileo International's CRS Services within such country and/or those AACO member countries (where the AACO member which is the national airline has elected not to form part of Arabi for the purposes of distributing Galileo International's CRS Services) where Arabi or another AACO Project Carrier(s) as defined in
      Schedule 1 has/have established or designated an alternative entity to form the NDC. In the latter case, the AACO Project Carriers and Galileo International should agree on the alternative entity. Should Galileo International and the AACO Project Carriers be unable to agree on an alternative entity, Galileo International shall have the option to seek alternative distributors of its CRS Services for the country/countries in question and such country/countries shall no longer form part of the Market Region.

2.3 The AACO member countries where the AACO Project Carriers have elected to distribute Galileo International's CRS Services as part of Arabi are detailed in Schedule 1.

2.4   During the term of this Agreement Galileo International shall not:

      2.4.1 appoint any Person other than the AACO Project Carriers as its distributors or agents for the provision of its CRS Services in the Market Region; or

      2.4.2 supply its CRS Services to any Person other than the AACO Project Carriers in the Market Region for use by or provision to a Subscriber.

2.5 The AACO Project Carriers shall not knowingly provide Galileo International's CRS Services to any Person outside the Market Region or for use outside the Market Region unless separately agreed with Galileo International.

2.6 Except as permitted under clauses 2.7 2.8 and 2.9, during the term of this Agreement the AACO Project Carriers shall not provide CRS Services in the Market Region other than Galileo International's CRS Services. For the purpose of this Clause, the expression 'CRS Services' does not include the provision of reservation and other hosting services by the AACO Project Carriers to other air carriers or to Individuals via the internet or any development thereof provided that such services shall not be marketed to or made available through Subscribers in the Market Region unless the Galileo System provides the ultimate booking engine.

2.7 The restriction contained in Clause 2.6 shall not apply to the provision of distribution services from the AACO Project Carriers' own reservation systems:

      2.7.1 to their General Sales Agents and/or Direct Airline Accounts and their ATOs and CTOs; or

      2.7.2 in circumstances in which such provision is necessary to comply with governmental directions.

2.8 Nothing in this Agreement shall prohibit the provision by the AACO Project Carriers of distribution services other than Galileo International's CRS Services where such provision is necessary to meet the product requirements of Subscribers specific to the Market Region and where Galileo International's CRS Services do not contain products or services designed to meet such requirements provided that the AACO Project Carriers shall notify Galileo International in writing of the deployment of such distribution services and provided that the AACO Project Carriers shall take all reasonable measures to prevent any Subscriber from diverting to such distribution services Bookings that are capable of being made in the Galileo System thereby resulting in a reduction in the Booking Fee revenue received by Galileo International.

2.9 Galileo International shall work positively with, and actively assist, the AACO Project Carriers to maximise their competitive position in providing Galileo International's CRS Services in the Market Region. Galileo International shall consult with the AACO Project Carriers and, in co-ordination with the NDCs, use its best endeavours to implement and/or provide the appropriate products and services for the Market Region including all its e-commerce products that are offered by Galileo International on a global basis on agreed terms which are in line with the terms offered by Galileo International to other distributors and which are offered at a price no worse than the best price offered by Galileo International to other distributors.



3.     AACO PROJECT CARRIER OBLIGATIONS

3.1 The AACO Project Carriers undertake that they will remain members of AACO throughout the duration of this Agreement.

3.2 The AACO Project Carriers and Galileo International acknowledge that a sufficient part of the commission payments made by Galileo International under this Agreement are paid essentially in order to enable the AACO Project Carrier NDCs to provide within the Market Region, inter alia, the technical network, hardware and customer support/training infrastructure and funds for Market Support, product marketing and promotion necessary to maintain existing Subscriber accounts, to use all reasonable endeavours to convert an optimal number of Subscriber accounts using CRSs which are competitors to the Galileo CRS and to increase the number of Bookings made in the Galileo CRS by Subscribers. The parties therefore agree that the NDCs established by the AACO Project Carriers for the fulfilment of this purpose shall have sufficient share capital and/or funding to acquire the necessary personnel, capital and other resources in order to fulfil its obligations under this Agreement.

3.3 The Heads of the NDCs will be individuals authorised by the AACO Project Carriers to make financial, commercial and policy decisions in the best interests of the profitable market growth of the NDC within the parameters of the policies and organisational structure of the AACO Project Carriers.

3.4 EachAACO Project Carrier shall use its best endeavours to ensure that its NDC performs its obligations under this Agreement fully and properly.


4.    ESTABLISHMENT AND OPERATION OF NETWORK

4.1 Galileo International shall at its own cost procure the provision, operation, and maintenance of a communications network and associated equipment ("Galileo Network') for the distribution of its CRS Services to and from the Galileo System to the Node(s) in each market of the Market Region.

      4.1.1 In order to facilitate Clause 4.1 above, each AACO Project Carrier, if applicable, shall, within 30 days of the implementation of this Agreement, direct SITA to transfer to Galileo International's bill all telecommunications services charges that it currently charges to the AACO Project Carrier that are required to transmit Subscriber traffic from the Node(s) to the Galileo data centre in Denver, Colorado, USA.

4.2 Each AACO Project Carrier shall at its own cost procure the provision, operation, and maintenance of a communications network and associated equipment ("NDC Network") for the distribution of Galileo International's CRS Services from the Node(s) in each market of the Market Region to Subscribers in the Market Region for which the AACO Project Carrier has responsibility.

        4.2.1 The costs to be borne by the AACO Project Carriers in relation to the NDC Network services shall include local telephone circuit charges, Galileo Network port connectivity charges, dial up charges, installation costs and any local network administration charges and taxes. In relation to Galileo Network port charges, it is the intention of Galileo International to ensure that such charges are kept to a reasonable level supported by and based on a pricing structure which is competitive in the Market Region for the same or similar network services through the use of industry standard protocols. The parties acknowledge that their objective is not to increase Galileo Network port charges. In the event that Galileo International shall initiate any network change that shall result in any increase in cost for the Galileo Network port charges then Galileo International shall be responsible for bearing such increase in cost. In the event that any AACO Project Carrier or its NDC shall initiate any network change that shall result in any increase in cost for the Galileo Network port charges then such AACO Project Carrier or NDC shall be responsible for bearing such increase in cost.

        4.2.2 Each AACO Project Carrier shall use its best endeavours to maintain its NDC Network and take all reasonable actions, to the extent possible, to ensure that the NDC Network implemented in the Market Region:

        (a) is consistent with the strategic direction of the Galileo Network architecture and capable of transmitting value-added products and services offered by Galileo International if compatible and available with the local telecommunications providers;

        (b) meets Galileo International's specifications with respect to protocols, compatibility, availability, redundancy, response time, capacity, and similar criteria needed to provide Galileo International's CRS Services; and

        (c) provides Subscribers in the Market Region optimal access to Galileo International's CRS Services.

4.3 Galileo International and the AACO Project Carriers shall undertake regular reviews of the plans and performance of the Galileo Network and the NDC Network in order to agree the specifications for the NDC Network and Galileo Network within the Market Region.

4.4 The AACO Project Carriers agree not to use the Galileo Network for non-Galileo CRS related communications without receiving Galileo International's prior written consent and agreeing to Galileo International's then prevailing commercial terms for the provision of such services.


5.    PROVISION OF GALILEO INTERNATIONAL'S CRS SERVICES

5.1 Galileo International shall at its own cost provide and maintain its CRS Services from the Galileo System to the Node(s) in each market of the Market Region.

5.2 The AACO Project Carriers shall at their own cost provide Galileo International's CRS Services without alteration from the Nodes to Subscribers in the Market Region and shall provide to Subscribers the equipment needed to use Galileo International's CRS Services. Galileo International shall provide to the AACO Project Carriers details of the hardware and software specifications approved by Galileo International for use in conjunction with Galileo International's CRS Services. The AACO Project Carriers shall ensure that all hardware and software used to access Galileo International's CRS Services in the Market Region complies with such specifications.

5.3 Galileo International shall supply to the AACO Project Carriers and/or the NDCs licences and a single copy of any available user documentation in the English language for the purpose of replication for all software products developed by Galileo International for use by Subscribers in conjunction with Galileo International's CRS Services, to enable the AACO Project Carriers to supply such software products to Galileo Subscribers in the Market Region. Such licences shall be on agreed terms which are in line with the terms offered by Galileo International to other distributors and which are offered at a price no worse that the best price offered by Galileo International to other distributors. The AACO Project Carriers shall use their best endeavours to ensure that such software products are used only in accordance with the terms of such licences but shall in all other respects be free to set the terms on which such software products are supplied to Subscribers in the Market Region.

5.4 The requirement contained in Clause 5.2 to provide Galileo International's CRS Services "without alteration" shall not affect the ability of the AACO Project Carriers or the NDCs to use their own names or logos in relation to their activities in accordance with Clause 13.1


6.    MARKETING TO VENDORS

6.1 Subject to Clause 6.2, Galileo International shall have primary responsibility for undertaking marketing efforts directed at Vendors who sell, or may wish to sell, their products in the Market Region through use of Galileo International's CRS Services. Galileo International shall consult and co-ordinate with the AACO Project Carriers regarding such marketing efforts in respect of Vendors whose principal place of business is in the Market Region. Galileo International shall have the exclusive right to enter into contracts with Vendors, including those Vendors in relation to whom the AACO Project Carriers undertake marketing efforts pursuant to Clause 6.2.

6.2 The AACO Project Carriers shall have primary responsibility for undertaking marketing activities directed at non-air Vendors whose principal place of business is in the Market Region. Following prior consultation and co-ordination with, and consent from the AACO Project Carriers Galileo International may itself also undertake marketing efforts directed at such Vendors. Such consent shall not be unreasonably withheld. The AACO Project Carriers may with Galileo International's prior approval assist Galileo International's marketing activities directed at other Vendors.


7.    MARKETING TO SUBSCRIBERS

7.1 Subject to Clause 7.2 the AACO Project Carriers shall have exclusive responsibility for marketing Galileo International's CRS Services to Subscribers in the Market Region.

7.2 The AACO Project Carriers shall at all times use their best endeavours to promote the use of Galileo International's CRS Services in the Market Region. In carrying out their marketing activities, the AACO Project Carriers shall give reasonable consideration to such recommendations as Galileo International may make.

7.3 The AACO Project Carriers shall be responsible for entering into contracts with Subscribers who wish to use Galileo International's CRS Services in the Market Region. Such contracts shall be consistent with the terms of this Agreement and consistent with the local laws of the relevant jurisdiction and shall provide that the AACO Project Carriers are acting as principals and not as agents for Galileo International. The AACO Project Carriers shall give reasonable consideration to such proposals as Galileo International may make with regard to terms of such contract.

7.4 All branding and market communication for the NDC will include the signage and logo of Galileo with the name of the country as co-branding. For example Galileo Saudi Arabia, Galileo Kuwait etc. Galileo International shall provide the necessary specifications detailing how the Galileo globe and name must be presented with which the AACO Project Carriers agree to comply. This clause shall not prevent the AACO Project Carriers from additionally using their names and logos in conjunction with the provision of Galileo International's CRS Services in the markets for which the AACO Project Carriers have responsibility.

7.5 The AACO Project Carriers shall provide adequate office accommodation for the NDCs, which is easily accessible to Subscribers and proportional to the size and demands of the market. Depending on the geographic size of the market however, there may be more than one office or staff located remotely from such office in order to provide superior service to Subscribers. The AACO Project Carriers shall ensure that the offices are branded as detailed in Clause 7.4 above and are fully equipped with the appropriate hardware and/or software and/or network communication facilities to provide:

        o     Customer Support (Help Desk)
        o     Customer Training (Classroom facilities)
        o     Technical Support
        o     Field Sales/Account Management
        o     Management and Administrative Staff
        o     Demonstration facilities for Galileo products.

7.6 Based on the segment volumes, the number of Subscribers in each country and the mutually agreed business plan for the NDCs, Galileo International shall recommend an appropriate organisation structure for the NDCs and a human resource level and skill set, which will facilitate the delivery of the NDC business plan. Each AACO ProjectCarrier shall make its best endeavours to implement such a structure (unless to do so can be shown to seriously impact the profitability of the NDC by placing it in a loss making situation net of the commissions paid by Galileo International in which case the parties will discuss and agree upon an alternative structure).

7.7   Global Accounts.

      The AACO Project Carriers recognise that from time to time, Galileo International may conclude arrangements with Global Accounts which have operations in the Market Region and that such agreements may require the payment of Market Support by the AACO Project Carriers which is greater than the AACO Project Carrier would ordinarily pay for the account taken in isolation in the Market Region. However, the AACO Project Carriers agree to implement the arrangement with the same financial, service and product terms as concluded by Galileo International with responsibility for the Market Support payments to Global Accounts being allocated between the relevant AACO Project Carrier and Galileo International in the same proportions as the relevant Booking Fees are split between Galileo International and that AACO Project Carrier provided that such arrangement shall place neither Galileo International nor the AACO Project Carrier in a loss-making situation for the Global Accounts concerned.

      In the event that Galileo International concludes a Market Support arrangement with a Global Account which entails a contribution by an AACO Project Carrier then the Galileo International Market Support arrangement shall prevail and will supersede any existing local Market Support arrangement (except as provided for below). Any element of Global Account Market Support shall be deducted from Booking Fees on a net segment basis.

      By way of example, if the Global Account Market Support is $[**] per net segment and the AACO Project Carrier is at the [**]% commission rate detailed in clause 9 hereof, this would yield the following result:-

        Galileo International contribution to Market Support  $[**]
        Carrier contribution to Market Support                $[**]

      However, where by agreement between Galileo International, the AACO Project Carrier and the Global Account a preceding local Market Support arrangement shall survive the Galileo International Market Support arrangement with the Global Account, then the contribution of the AACO Project Carrier to the international Market Support arrangement shall be net of the local Market Support arrangement. In the example given above, if the AACO Project Carrier also pays the local office or representative of the Global Account Market Support of $[**] per net segment and such agreement survives the Global Account Market Support agreement, then the contribution of the AACO Project Carrier to the latter would be USD [**] per net segment (i.e. $[**] less $[**]) until such time as the local Market Support agreement terminates or is otherwise replaced.

      Galileo International undertakes when negotiating arrangements with Global Accounts to take cognisance of local market practice such that the arrangements are, wherever possible, not significantly at odds with wider market practice. Galileo International agrees also to discuss the arrangements of Global Accounts for the Market Region with the AACO Project Carriers. The current Global Accounts are detailed in Schedule 2.

7.8   Product Marketing

      Galileo International from time to time introduces new products and services. Some products and services are launched globally and others may be based on local requirements. The AACO Project Carriers recognise that part of their responsibilities to Galileo International as its exclusive distributors is that such products and services may, if required, be offered to Subscribers in the Market Region within a reasonable time from initial introduction by Galileo International. The offering of products should be subject to market requirements or technical feasibility. The parties agree to draw up launch plans for each NDC such that products and services are introduced within a pre-determined time frame which will generally, and if feasible, be no later than three months after the product is first made commercially available by Galileo International.
      In accordance with any recommendations made by Galileo International, each AACO Project Carrier should train its NDC sales, support and technical staff as appropriate in such products and services in advance of deployment. Should formal training on a new product or service be deemed necessary by Galileo International or at the request of any AACO Project Carrier or NDC such training will be provided either in the premises of the relevant AACO Project Carrier NDC or at one or more of Galileo \ International's facilities in Europe, Middle East or Africa. Payment of the costs of such training will be in accordance with clause 8.3.

7.9 Each NDC will deploy products and services provided by Galileo International in a manner which does not place Galileo International and the NDC at a competitive disadvantage in the Market Region.

7.10 Each NDC should allocate sufficient funding for all its marketing and promotional activities. This will be in accordance with the annual sales and marketing plans prepared by the NDC and reviewed with Galileo International, except to the extent that competitive pressure requires revisions to be made to such plans.

7.11  Market Support
      The AACO Project Carriers recognises that based on the local market conditions, the prevailing competitive environment and in order to achieve its obligations to Galileo International under this Agreement, it may be necessary for the NDCs to adopt a commercial policy which includes the payment of Market Support at differential rates according to the Bookings production of individual Subscribers or groups of Subscribers.


8.    Support Services

8.1 To ensure that Subscribers receive support coverage during their normal working hours, the NDC Customer Support Help Desks and Technical support are expected to operate at least six working days per week. The working hours will be determined in each market according to the normal business working hours of the Subscriber community within each market as well as any extraordinary working hours during religious periods such as Ramadan, the Haj and associated Eid holidays. Coverage times may be altered according to customer feedback and changes in market practice. Galileo International shall make available to the NDCs any help desk and support tools developed by Galileo International which may assist the day to day operation of the NDCs at the commercial terms offered globally. Galileo International's Global Service Centre will be available at all times every day of the year to assist with technical or product related problems.

8.2 Galileo International shall provide to the AACO Project Carriers the specifications of the hardware and software approved for use with the Galileo CRS from time to time and the AACO Project Carrier NDCs shall ensure that the hardware and software deployed in the market complies with such specifications, taking into account the prevailing market and product requirements. In order to secure the best possible price for the AACO Project Carriers, Galileo International is willing to procure for the AACO Project Carrier NDCs hardware for use by Subscribers to the appropriate specification at the option of the AACO Project Carriers and subject to the terms and conditions of the then prevailing agreements between Galileo International and its suppliers of such hardware. Payment mechanisms for such hardware shall be agreed between Galileo International and AACO Project Carrier NDCs.

8.3   Training
      The NDCs will allocate adequate funding in their budget each year to meet necessary training expenses, to include any course fee, travel and lodging/boarding expenses for their staff members. Where such training is on new Galileo products and where it is provided by Galileo International employees, Galileo International shall provide the training course for NDC staff at no charge to the NDC either at one of its locations in Europe, the Middle East or Africa or at the premises of the relevant NDC. The NDCs agree however that travel and accommodation expenses for a Galileo trainer required to provide a course at the NDC premises will be funded by the relevant NDC. Where such training is carried out by a contractor, Galileo International shall provide the training course at cost to the NDC.

8.4 At least two staff members should be nominated by each NDC for each product and/or technical training offered by Galileo International. The training needs and schedule should be mutually agreed. The parties agree that the premise on which the training is provided is "train the trainer" so that NDC staff trained can then train Subscribers in the territory of the relevant NDC to the same standard. Each NDC shall complete the training well in advance of any product deployment as recommended by Galileo International provided that Galileo International shall sufficiently and appropriately supply the product and training materials in a timely manner.

8.5 From time to time Galileo International may provide other training programs such as sales and marketing skills training to assist the NDCs to achieve optimal performance in these areas.

8.6 Where Galileo International does not provide the training program itself, but uses a third party for non-Galileo products then the training will be charged to the relevant NDC "at cost".

8.7 Galileo International shall provide its Subscriber products free of charge to the NDCs if they are globally offered free of charge to other distributors. Should the products be offered on a chargeable basis globally, these will be offered to the NDCs at the same global pricing.

8.8 Galileo International will provide a single point of contact or alternative based at its Regional Office for the countries within the Market Region, for sales and marketing support and for management escalation. Galileo International will keep the NDCs timely apprised of changes and/or alterations in business strategies and/or development.


9.    FINANCIAL ARRANGEMENTS

9.1 The AACO Project Carriers shall be entitled to retain all fees they receive from the Subscribers in the Market Region.

9.2 In consideration of the services provided by the NDCs pursuant to this Agreement, the AACO Project Carriers shall in addition be entitled to receive a commission calculated as a percentage of the revenue received by Galileo International from Vendors in respect of all Booking Fees charged for Bookings made in the Market Region.

      Net Air Segments per Annum
      From        To                Commission Rate
      0           [**]                    [**]%
      0           [**]                    [**]%
      0           [**]                    [**]%
      0           [**]                    [**]%
      0           [**]                    [**]%
      0           [**]                    [**]%

9.3 In respect of each non-air Booking collectively the AACO Project Carriers shall receive [**]% of the revenue received by Galileo International in respect of such Booking.

9.4 For the avoidance of doubt, in each calendar year the entitlement to commission on air Bookings shall be calculated so that the AACO Project Carriers will be paid in the aggregate [**]% commission on all air Bookings until they achieve [**] net air segments, at which point Galileo International will recalculate their commission retrospectively at [**]% on all net air segments from the start of the calendar year and will make payment to them of the additional [**]% commission due. Likewise when the volume of their air Bookings reaches[**] then there will be a further retrospective recalculation at [**]% from the start of the calendar year and further payment to them.


9.5 The AACO Project Carriers may direct Galileo International to pay direct to the NDCs the commission payable under clause 9.2. They shall provide to Galileo International details of the manner in which they wish Galileo International to divide the commission payable and Galileo International shall pay the commission according to such arrangements. Commission shall be paid as follows:-

        9.5.1 not later than thirty days after the end of each month Galileo International shall send to each NDC a statement setting out on a country by country basis the commission payable in respect of Bookings made during that month; and

        9.5.2 Galileo International shall pay the commission due to each NDC, in a manner to be mutually agreed between Galileo International and each NDC, not later than five working days after the IATA Clearing House settlement date in respect of the Galileo International Vendor invoices covering the Bookings to which the commission statements sent to the NDCs relate.

9.6 For the avoidance of doubt, the non-receipt by Galileo International of Booking Fees in respect of any Bookings made in the Market Region shall not delay the payment of commission in relation to Bookings in respect of which Booking Fees have been received. Galileo International shall provide to the AACO Project Carriers and the NDCs details of any Bookings made in the Market Region in respect of which payment is not received by the due date. In the event that Galileo International shall pay to the AACO Project Carriers or any NDC any commission in anticipation of receipt of Booking Fees from Vendors and shall not receive such Booking Fees by the due date or at all Galileo International shall be entitled to claw back such commission from the AACO Project Carriers or the NDCs with retrospective effect.

9.7 Commission payments shall be made to each AACO Project Carrier by reference to the number of Bookings made in the part(s) of the Market Region assigned to each AACO Project Carrier.

9.8 For the avoidance of doubt, in the event that the contractual relationship hereunder with any AACO Project Carrier shall be terminated for whatever reason, then from the date of such termination such AACO Project Carrier shall no longer have any right to receive commission under this Agreement.

9.9 The parties agree that it is in their mutual best interests to address jointly any individual AACO Project Carrier NDC or group of AACO Project Carrier NDCs within the Market Region which are failing to achieve Booking targets at a minimum in accordance with an agreed average or achieved sales target percentage plus the AACO growth rate for the country/countries concerned. Therefore the AACO Project Carriers will review at least quarterly together with Galileo the Booking performance of each AACO Project Carrier NDC. The parties will agree an action plan to address any under performance. Such a plan will normally be funded by the responsible AACO Project Carrier.

9.10 In the event that an AACO Project Carrier under-performs the Bookings target as referred to above continuously for six months or more and has not evidenced to the other AACO Project Carriers and to Galileo bona fide actions to address the matter, or has not provided reasonable indication that the under-performance is due to factors outside the control of the AACO Project Carrier NDC, the other AACO Project Carriers may invite Galileo International or a third party (other than a competitor CRS company) in consultation with Galileo International to take all reasonable actions necessary in that part of the Market Region covered by the AACO Project Carrier to rectify the under-performance in that market, according to an action plan to be agreed by the AACO Project Carriers and Galileo International for the market in question, to be carried out by Galileo International or the third party. In this event, all Galileo International costs involved, as included and agreed upon with the AACO Project Carriers in the plan, in providing such services in the market will be deducted from the commissions paid to the AACO Project Carrier concerned subject to a maximum cost of [**]% of such commissions. Galileo International and the AACO Project Carrier will subsequently agree a plan by which the AACO Project Carrier NDC will resume responsibility for the Subscribers managed by Galileo International or agreed third party. This will occur not more than twelve months from the commencement of provision of services by Galileo. Such a plan will be subject to the AACO Project Carrier demonstrating, to the satisfaction of the other AACO Project Carriers and of Galileo International that the necessary actions have been taken to ensure that the Subscribers in that part of the Market Region handled by the AACO Project Carrier NDC will be satisfied with the service and other arrangements proposed by the AACO Project Carrier.

9.11 Galileo International shall be represented by the senior management staff of its Galileo Middle East and Africa office at Arabi Meetings, which occur on a quarterly basis. From time to time senior management executives of Galileo International may attend Arabi Meetings.


10.   TERM

10.1 This Agreement may be terminated by either Galileo International or the AACO Project Carriers acting jointly, by giving not less than one year's prior written notice to the other party, provided that such termination shall not be effective before 31 December 2008.

10.2 Notwithstanding Clause 10.1, the AACO Project Carriers jointly may terminate this Agreement at any time if:

        10.2.1 Galileo International commits a material breach of any of the provisions of this Agreement and either such breach is incapable of remedy or it fails to remedy such breach within 30 days after service of a notice giving full particulars of the breach and requiring it to be remedied;

        10.2.2 an encumbrancer takes possession or a receiver is appointed over all or any substantial part of the property or assets of Galileo International;

        10.2.3 Galileo International makes any voluntary agreement with its creditors or becomes subject to an administration order;

        10.2.4 Galileo International goes into liquidation (except for the purposes of amalgamation or reconstruction and in such manner that the company, resulting therefrom effectively agrees to be bound by or assume the obligations imposed on that other party under this Agreement);

        10.2.5 anything analogous to any of the foregoing under the law of any jurisdiction occurs in relation to Galileo International;

        10.2.6  Galileo International ceases to carry on business.

10.3 Notwithstanding Clause 10.1, Galileo International may terminate the participation of any AACO Project Carrier in this Agreement at any time if:

        10.3.1 any AACO Project Carrier commits a material breach of any of the provisions of this Agreement and either such breach is incapable of remedy or it fails to remedy such breach within 30 days after service of a notice giving full particulars of the breach and requiring it to be remedied;

        10.3.2 an encumbrancer takes possession or a receiver is appointed over all or any substantial part of the property or assets of such AACO Project Carrier;

        10.3.3 an AACO Project Carrier makes any voluntary agreement with its creditors or becomes subject to an administration order;

        10.3.4 an AACO Project Carrier goes into liquidation (except for the purposes of amalgamation or reconstruction and in such manner that the company, resulting therefrom effectively agrees to be bound by or assume the obligations imposed on that other party under this Agreement);

        10.3.5 anything analogous to any of the foregoing under the law of any jurisdiction occurs in relation to an AACO Project Carrier;

        10.3.6 an AACO Project Carrier ceases to carry on business.

10.4 Notwithstanding Clause 10.1, the AACO Project Carriers acting jointly may terminate this Agreement at any time if a change of control occurs in relation to Galileo International and such change of control can reasonably be expected to have a material adverse impact on the ability of Galileo International to fulfil its obligations under this Agreement. For the purpose of this clause a "change of control" means the occurrence of a situation in which a single party which is not a shareholder in Galileo International as at the date of this Agreement (other than a party which is a holding company in which some or all of the shareholders in Galileo International as at the date of this Agreement hold shares) acquires the ability, whether through the exercise of voting rights or otherwise, to direct the manner in which the affairs of Galileo International are to be conducted.

10.5 Any waiver by any party of a breach of any provision of this Agreement shall not be considered as a waiver of any subsequent breach of the same or any other provision of this Agreement.

10.6 For the purposes of Clause 10.2.1 and 10.3.1 a breach shall be considered capable of remedy if the party in breach can comply with the provision in question in all respects other than as to the time of performance.

10.7 The rights to terminate this Agreement given by this Clause shall be without prejudice to any other right or remedy of any party in respect of the breach concerned (if any) or any other breach..

10.8 The provisions of Clause 12 shall continue to bind the parties hereto notwithstanding the termination of this Agreement.

10.9 Not later than six years after the date of this Agreement, Galileo International and the AACO Project Carriers shall jointly review the operation of the Agreement with a view to agreeing whether a new agreement or any amendment to the terms of this Agreement should be implemented to take effect after 31 December 2008.


11.   NDCs

11.1 The AACO Project Carriers have established NDCs to undertake marketing and support activities in the Market Region. The AACO Project Carriers may sub-contract to the NDCs the performance of any of their marketing and support obligations under this Agreement provided that each AACO Project Carrier shall remain responsible to Galileo International for the proper performance of such activities and all acts or omissions of the NDCs shall be deemed to be acts or omissions of the AACO Project Carriers for the purposes of this Agreement.

11.2 Except as provided in Clause 11.1, the AACO Project Carriers may not assign, mortgage, charge or dispose of any of their rights under this Agreement or sub-contract or otherwise delegate the performance of any of their obligations under this Agreement without the prior written consent of Galileo International (such consent not to be unreasonably withheld).


12.   CONFIDENTIALITY

12.1 Except as provided in Clauses 12.2 and 12.3, each party shall at all times during the continuance of this Agreement and after its termination

        12.1.1 use all its reasonable endeavours to keep all Restricted Information confidential and accordingly shall not disclose any Restricted Information to any other person; and

        12.1.2 not use any Restricted Information for any purpose other than the performance of the obligations under this Agreement.

12.2  Any Restricted Information may be disclosed by any party :

        12.2.1 in response to any legally enforceable demand by a governmental or other authority or regulatory body; or

        12.2.2 to any employees of any party or of any of the aforementioned persons; to such extent only as is necessary for the purposes contemplated by the Agreement, or as is required by law and subject in each case to that party using all reasonable endeavours to ensure that the person in question keeps the same confidential and does not use the same except for the purposes for which the disclosure is made, provided, however, that any party shall have the right voluntarily to disclose any restricted information to any governmental or other authority or regulatory body where it shall reasonably consider that it is in the interest of that party, and not detrimental to the interest of the other party, to make such disclosure provided that it shall notify the other party of such disclosure either in advance of such disclosure or as soon as reasonably practicable thereafter.

12.3 Any Restricted Information may be used by any party for any purpose, or disclosed by any party to any other person, to the extent only that:

        12.3.1 it is at the date hereof, or hereafter becomes, public knowledge through no fault of that party (provided that in doing so that party shall not disclose any Restricted Information which is not public knowledge); or

        12.3.2 it can be shown by that party, to the reasonable satisfaction of the other party, to have been known to it prior to its being disclosed by the other party to the first named party.


13.   INTELLECTUAL PROPERTY

13.1 Galileo International shall procure the right for the AACO Project Carriers to use, and to permit the NDCs to use, Galileo International's trade marks in the Market Region in relation to the provision of Galileo International's CRS Services for the purposes only of exercising its rights and performing its obligations under this Agreement. The AACO Project Carriers shall not use any of the trade marks in any way which might prejudice the goodwill of Galileo International therein and shall comply with all reasonable requirements Galileo International may from time to time specify in relation to their use. Without prejudice to the generality of the foregoing, The AACO Project Carriers undertake to use the name "Galileo" in relation to the provision of Galileo International's CRS Services in the Market Region in such manner as Galileo International may reasonably require. The AACO Project Carriers may also use their own names and marks in relation to their activities and in conjunction with their distribution of Galileo International's CRS Services in the Market Region.

13.2 The AACO Project Carriers shall promptly provide notice to Galileo International of any actual, threatened or suspected infringement in the Market Region of any Intellectual Property of Galileo International which comes to an AACO Project Carrier's notice, and of any claim by any third party so coming to its notice that the provision of Galileo International's CRS Services infringes the Intellectual Property or other rights of any other Person, and it shall at the request and expense of Galileo International do all such things as may be reasonably required to assist Galileo International in taking or resisting any proceedings in relation to any such infringement or claim.

13.3 Except as expressly provided in Clause 13.1 nothing in this Agreement shall give the AACO Project Carriers any rights in respect of any trade names or trade marks used by Galileo International or of the goodwill associated therewith, and the AACO Project Carriers hereby acknowledge that, except as expressly provided in Clause 13.1 it shall not acquire any rights in respect thereof and that all such rights and goodwill are, and shall remain, vested in Galileo International.

13.4 The AACO Project Carriers shall not use in the Market Region any trade marks or trade names so resembling Galileo International's trade marks or trade names as to be likely to cause confusion or deception.

13.5 The AACO Project Carriers shall at the expense of Galileo International take all such steps as Galileo International may reasonably require to assist Galileo International in maintaining the validity and enforceability of the Intellectual Property of Galileo International during the continuance of this Agreement.

13.6 The AACO Project Carriers shall not do or authorise any third party to do any act which would or might invalidate or be inconsistent with the Intellectual Property of Galileo International and shall not permit or authorise any third party to omit to do any act which, by its omission would have the effect or character.


14.   FORCE MAJEURE AND LIABILITY

14.1 Neither party shall be deemed to be in breach of this Agreement, or otherwise liable to the other, for any delays in performing, or failure to perform, any of its obligations under this Agreement if such delay or failure was due to cause beyond that party's reasonable control and it provided the other party promptly with written notice containing full details of the reasons for such delay or failure.

14.2 In no event shall either party be liable to the other for indirect, incidental or consequential loss or damage arising out of or in connection with this Agreement or the use or performance of Galileo International's CRS Services, whether in an action based on contract or tort (including negligence).

15.   REPORTING AND PLANNING PROCEDURES

15.1 Galileo International shall provide to the AACO Project Carriers on a regular basis, but no less frequently than quarterly, such information as the AACO Project Carriers reasonably require for the purposes of the AACO Project Carriers' activities pursuant to this Agreement including information on a country and agency basis showing bookings made on Galileo. It is the intention of Galileo International through its Middle East and Africa Regional Office to selectively share with its NDCs market data to the extent permissible by law for the purposes of assessing market share and the appropriate commercial approach to gain Subscriber accounts using a competitor CRS or more than one CRS.

15.2 The AACO Project Carriers shall provide to Galileo International on a regular basis, but no less frequently than quarterly, such information as Galileo International reasonably requires relating to the activities of the AACO Project Carriers and the NDCs pursuant to this Agreement. The categories of information, which may be required, include, but are not limited to:

      15.2.1      sales projections for the forthcoming year;

      15.2.2      Subscriber contracts entered into or renewed;

      15.2.3 Subscriber contracts terminated or due to expire in the forthcoming year;

      15.2.4      staff training activities;

      15.2.5      customer support activities;

      15.2.6      competitor activities if accessible; and

      15.2.7      operational service levels.

15.3 After consultation with Galileo International, the AACO Project Carriers shall produce annual marketing plans covering their objectives and the objectives of their NDCs for the forthcoming year and setting reasonable performance targets. Prior to the AACO Project Carriers producing their marketing plans, Galileo International shall provide to the AACO Project Carriers details of its current marketing plans in so far as they relate to the Market Region. Each AACO Project Carrier shall use its best endeavours to meet the performance targets set out in its marketing plan.

15.4 Each NDC will submit to the relevant AACO Project Carrier and Galileo International a Sales and Marketing plan before the end of the third quarter in each calendar year to cover its sales targets, sales activities, marketing/promotional activities etc for the following year. Galileo International will provide a template to prepare the plan and any assistance necessary.

15.5 As part of preparing the Sales and Marketing Plan, each NDC will produce monthly phased segment volume forecasts for the calendar year, to be agreed by the relevant AACO Project Carrier, the NDC, and Galileo International by the end of the third quarter in the preceding year.

15.6 Each NDC will submit to the relevant AACO Project Carrier and Galileo International a monthly performance report highlighting variances (positive or negative) relating to segment performance for the month against plan and any related market issues. The report should be submitted in a format and time scale prescribed by Galileo International. For example, the monthly report should be submitted within 5 working days of month end. The report should cover especially the actions proposed to be taken by the NDC to address major negative variances and out of line situations and issues prevailing in the market.

15.7 Each NDC shall use its best endeavours to ensure full participation at the regular business review meetings conducted by Galileo International either within the market or at a stipulated location such as the Galileo International regional office. Participation at these review meetings should be at management level.

15.8 From time to time, Galileo International organises sales and marketing events/seminars to disseminate its strategies, sales/marketing programs, new products and services launches, advance advisories etc. Galileo International expects the NDCs to have adequate representation at these events by ensuring that the appropriate management in the relevant field attends the event.


16.   REPRESENTATIONS AND UNDERTAKINGS

16.1  Each party hereto represents that:

        16.1.1 it is a corporation duly organised and validly existing under the laws of the place of its incorporation with power to enter into this Agreement and to exercise its rights and perform its obligations hereunder;

        16.1.2 all corporate or other action required to authorise its execution of this Agreement and its performance of its obligations hereunder has been duly taken;

        16.1.3 its execution of this Agreement and its exercise of its rights and performance of its obligations hereunder do not constitute and shall not result in any breach of any agreement to which it is a party, or, to the best of its knowledge, any law or treaty;

        16.1.4 all acts, conditions and things required to be done, fulfilled and performed in order
            (a) to enable it lawfully to enter into, exercise its rights under and perform the obligations expressed to be assumed by it in this Agreement,
            (b) to ensure that the obligations expressed to be assumed by it in this Agreement are legal, valid and binding and
            (c) to make this Agreement admissible in evidence in the jurisdiction in which it is incorporated have been done, fulfilled and performed;

        16.1.5 the obligations expressed to be assumed by it in this Agreement are legal, valid and binding obligations enforceable against it in proceedings taken in the jurisdiction in which it is incorporated;

        16.1.6 its execution of this Agreement constitutes, and its exercise of its rights and performance of its obligations hereunder shall constitute, private and commercial acts done and performed for private and commercial purposes;

        16.1.7 it shall not be entitled to claim immunity from suit, execution, attachment or other legal process in any proceedings taken in the jurisdiction in which it is incorporated in relation to this Agreement; and

        16.1.8 in any proceedings taken in the jurisdiction in which it is incorporated in relation to this Agreement, the choice of English law as the governing law of this Agreement shall be recognised and enforced.

16.2 Galileo International shall supply the AACO Project Carriers with such information and documentation relating to the origin of Galileo International's CRS Services as the AACO Project Carriers may require to enable it to comply with legal obligations.

16.3 The AACO Project Carriers and the NDCs shall conduct the distribution of Galileo International's CRS Services in accordance with all applicable legal requirements and with all due care and diligence and shall cultivate and maintain good relations with customers and prospective customers in the Market Region in accordance with sound commercial principles.

17.   RELATIONSHIP OF THE PARTIES

      The relationship of the parties is that of supplier and distributors of products and services. Nothing in this Agreement creates or is intended to create any agency, partnership or joint venture relationship between the parties. No party has any authority to bind any other party, and no party shall hold itself out as the agent of any other party.


18.   DISPUTE RESOLUTION

18.1 This Agreement (and for the avoidance of doubt, the arbitration agreement contained in it) shall be governed by, and construed in accordance with, English law.

18.2 The parties and each of them will attempt in good faith to resolve any controversy, claim or dispute arising out of or relating to this Agreement promptly and by negotiations between executives of the parties.

18.3 If a controversy, claim or dispute should arise, the Regional Director, Middle East and Africa and/or the Vice-President Europe, Middle East and Africa or their future equivalents of Galileo International and such appropriate management representatives as the relevant AACO Project Carrier(s) shall nominate (herein all such representatives collectively shall be called the "Managers", or individually, a "Manager"), will meet at least once and will attempt to resolve the matter. Such meeting shall take place within twenty (20) days at a mutually agreed time and place.

18.4 If the matter has not been resolved within thirty (30) days of their first meeting, the Managers shall refer the matter to the Chief Executive Officer and/or any Executive Vice-President or Senior Vice President of Galileo International or their respective successors in the positions they now hold and such senior executive representatives as the relevant AACO Project Carrier(s) shall nominate, who shall have authority to settle the dispute (herein called the "Senior Executives"). Thereupon, the Managers shall promptly prepare and exchange memoranda stating the issues in dispute and their positions, summarising the negotiations which have taken place and attaching relevant documents. The Senior Executives will meet for negotiations no later than twenty (20) days after the end of the thirty (30) day period referred to above, at a mutually agreed time and place.

18.5 If the matter has not been resolved within thirty (30) days of the meeting of the Senior Executives, the parties will refer the matter to be finally settled in accordance with the conciliation and arbitration provisions of the Rules of Conciliation, Arbitration and Expertise of the Euro-Arab Arbitration System adopted by the Euro-Arab Arbitration Company on 17th December 1997 (or any replacement therefor) ("the Rules") which are said by the parties to be known and accepted by them, and a true copy of which is attached to this Agreement as Schedule 3 hereto. If attempts at conciliation prove unsuccessful, the dispute shall be finally settled by arbitration in accordance with the Rules.

18.6 With regard to the time periods specified for arranging meetings all parties shall make reasonable and appropriate allowances to each other to take account of Ramadan and holiday periods.

18.7 In the event of arbitration, the arbitral tribunal shall consist of a sole arbitrator appointed in accordance with the Rules. Any arbitration will have its seat in England (although the parties have agreed meetings and hearing may take place in Dubai for convenience) and will take place in
      the English language.   The procedural law of any arbitration shall be
      English law which shall include, for the avoidance of doubt, the Arbitration Act 1996 or any statutory modification or re-enactment thereof for the time being in force.


19.   GALILEO INTERNATIONAL GLOBAL AIRLINE DISTRIBUTION AGREEMENT

      In the event of a dispute between any AACO Project Carrier and Galileo International concerning the Galileo International Global Airline Distribution Agreement and the payment of fees thereunder, the parties recognise that Galileo International will only exercise its rights to suspend or withdraw services to the AACO Project Carrier and to the extent permissible by law in extreme circumstances before one hundred (100) days of its invoices falling due for payment, subject to the AACO Project Carrier attempting to resolve any billing dispute with Galileo International in good faith and in a timely manner and ensuring that all undisputed portions of Galileo International's invoices for services provided under the Galileo International Global Airline Distribution Agreement are promptly paid.


20.   AMENDMENT

      This Agreement may only be amended if such amendment is in writing and executed by duly authorised representatives of all parties hereto.


21.   ENTIRE AGREEMENT

      This Agreement sets out the entire agreement between the parties hereto regarding the subject matter hereof and supersedes all prior agreements and understandings, whether written or oral, relating thereto. Each party acknowledges that, in entering into this Agreement, it does not do so on the basis of, and does not rely on, any representation, warranty or other provision except as expressly provided in this Agreement and all conditions, warranties or other terms implied by statute or common law are excluded to the fullest extent permitted by law.


22.   NOTICES

22.1 Every notice, request, demand or other communication affecting notice under this Agreement shall:

        22.1.1 be in writing delivered by airmail, air courier, fax or electronic mail;
        22.1.2 be deemed to have been received, subject as otherwise provided in this Agreement, immediately in the case of a fax or e-mail (provided that a confirming copy is sent by airmail within 24 hours of transmission and that if the date of despatch is not a Business Day in the country of the addressee it shall be deemed to have been received at the opening of business on the next such Business Day), and in the case of a letter when delivered by air courier or 15 days after it has been put into the post; and

        22.1.3 be sent to the addressee at the following address:



      For Galileo                     Galileo International, LLC
      International:                  9700 West Higgins Road
                                      Rosemont
                                      Illinois 60018
                                      USA

      For the attention               General Counsel
      of:
                                      Galileo International Limited
      With a copy to:                 2 Windsor Dials, Arthur Road
                                      Windsor
                                      Berkshire, SL4 1RS, UK

      For the attention of            the Company Secretary


      For the AACO Project Carriers:  To the addresses listed in Schedule 4.

AS WITNESS the hands of the duly authorised representatives of the parties on the date first above written.




SIGNED BY /s/ Gordon Wilson.........
For and on behalf of
GALILEO INTERNATIONAL, L.L.C.



SIGNED BY /s/ Fatma Abbas...........
For and on behalf of
EGYPTAIR



SIGNED BY /s/ Khaled Al Khamda......
For and on behalf of
EMIRATES




SIGNED BY /s/ Fuad Al Sharedah......
For and on behalf of
KUWAIT AIRWAYS



SIGNED BY .........
For and on behalf of
MIDDLE EAST AIRLINES                Date: _______________



SIGNED BY .........
For and on behalf of
PALESTINIAN AIRLINES                Date:________________



SIGNED BY /s/ Abdul Qader Kailani...
For and on behalf of
ROYAL JORDANIAN



SIGNED BY /s/ Mustafa Moawad........
For and behalf of
SAUDI ARABIAN
AIRLINES



SIGNED BY /s/ Layla Almounajed
For and behalf of
SYRIAN ARAB AIRLINES



SIGNED BY /s/ Amin Ahmed Alhaimy
For and on behalf of
YEMENIA YEMEN AIRWAYS

                                     SCHEDULE 1

                                                Assigned territory

                    Egyptair                    Egypt

                    Emirates                    Bahrain, Oman, Qatar, UAE

                    Kuwait Airways              Kuwait

                    Middle East Airlines        Lebanon*

                    Palestinian Airlines        Palestinian Authority
                                                (West Bank & Gaza)

                    Royal Jordanian Airlines    Jordan

                    Saudi Arabian Airlines      Saudi Arabia

                    Syrian Arab Airlines        Syria

                    Yemenia Yemen Airways       Yemen

                    territories to be agreed    Algeria, Morocco,
                    by the AACO Project         Sudan, Tunisia
                    Carriers

* Further to clause 1.4, if Middle East Airlines is not a signatory to this Agreement on or before 31 October 2001, then Lebanon shall remain a part of the Market Region and the AACO Project Carriers and Galileo International will agree upon the method of distribution of Galileo International's CRS Services in Lebanon in accordance with clause 2.2 of this Agreement.

                                         SCHEDULE 2
                       CURRENT GALILEO INTERNATIONAL GLOBAL ACCOUNTS

(1)   BTI

(2)   Carlson Wagonlit

(3)   Rosenbluth

(4)   Thomas Cook

(5)   American Express

(6)   Flight Centre International

(7)   First Travel Management

(8)   TQ3

(9)   USIT

                                         SCHEDULE 3

Rules of Conciliation, Arbitration and Expertise of the Euro-Arab Arbitration System adopted by the Euro-Arab Arbitration Company on 17th December 1997.

                                         SCHEDULE 4

                           Addresses of AACO Project Carriers for
                                     Service of Notices


Egyptair                            Mrs Fatma Abas
                                    Egyptair
                                    Computer Services Building
                                    Cairo Airport, Egypt

Emirates                            Mr Khaled Al Kamda
                                    Emirates Airlines
                                    P.O. Box 686,
                                    Dubai-U.A.E.

Kuwait Airways                      Mr Fuad Al Sharidah
                                    Kuwait Airways Building, 9th Floor,
                                    P.O. Box 394, Safat 13132,
                                    Kuwait

Middle East Airlines                Mr Nizar Khoury
                                    Middle East Airlines
                                    P.O. Box 206
                                    Beirut International Airport
                                    Beirut - Lebanon.

Palestinian Airlines                Mr. Yousef Shaath
                                    Palestinian Airlines
                                    Gaza Airport
                                    Gaza
                                    Palestine

Royal Jordanian Airlines            Mr. Abdul Qader Kailani
                                    Royal Jordanian Airlines,
                                    P.O. Box 302
                                    Amman, Jordan.

 Saudi Arabian Airlines             Mr Mustafa Moawad
                                    Saudi Arabian Airlines
                                    P.O. Box: 620, CC: 990.
                                    Jeddah - 21231, Saudia Arabia


 Syrian Arab Airlines               Mrs. Layla Almunajjed
                                    Syrian Arab Airlines
                                    P.O. Box 417
                                    Damascus, Syria

 Yemenia Yemen Airways              Mr Amin Alhaimy
                                    P.O. Box 1183
                                    Airport Road, Alhasahab,
                                    Sanaa, Republic of Yemen.